Form 10QSB
period 1995-03-31
TELTRONICS INC
filed 1995-05-16
CIK 97052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended              March 31, 1995
                                    -------------------------------------------

                                       or

(  )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from               to
                                     -------------    ---------------

Commission file number                   0-17893
                      --------------------------------------------------------

                               TELTRONICS, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                          59-2937938
- - - - ----------------------------------                ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

           2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
- - - - --------------------------------------------------------------------------------
                   (Address or principal executive offices)

Issuer's telephone number               (813)  753-5000
                         -------------------------------------------------------

                                Not Applicable
- - - - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last year)


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:     2,484,668
                                                               -------------


Exhibit index appears on page 11.  Total pages 12.

PART I - FINANCIAL INFORMATION


                                TELTRONICS, INC.

                                 BALANCE SHEET


                                     ASSETS


                                                                     March 31, 1995           December 31, 1994
                                                                     --------------           -----------------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $   19,904                $   19,824
  Accounts receivable, net of allowance for
    doubtful accounts of $150,607 at
    March 31, 1995 and $135,607 at
    December 31, 1994                                                   2,630,149                 2,355,047
  Inventories                                                           1,806,929                 1,753,848
  Income taxes receivable                                                 680,272                   668,780
  Prepaid expenses and other current assets                               277,230                   288,410
                                                                       ----------                ----------
      Total current assets                                              5,414,484                 5,085,909
                                                                       ----------                ----------

PROPERTY AND EQUIPMENT, NET                                             1,138,852                 1,207,196
                                                                       ----------                ----------

OTHER ASSETS:
  Prepaid lease guarantee, net                                            291,681                   298,680
  Software development costs, net                                         134,322                   156,822
  Software licensing rights, net                                          886,755                   886,755
  Other                                                                    62,699                    62,999
                                                                       ----------                ----------
      Total other assets                                                1,375,457                 1,405,256
                                                                       ----------                ----------

TOTAL ASSETS                                                           $7,928,793                $7,698,361
                                                                       ==========                ==========





                             See accompanying notes

                                TELTRONICS, INC.

                                 BALANCE SHEET
                                  (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  March 31, 1995          December 31, 1994
                                                                  --------------          -----------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $3,003,278               $ 2,491,679
  Current portion of capital lease obligations                         184,027                   185,480
  Accounts payable                                                     909,699                   960,421
  Accrued expenses                                                     601,809                   763,959
  Deferred income                                                      146,982                   146,982
  Other current liabilities                                             64,932                    65,195
                                                                    ----------               -----------
      Total current liabilities                                      4,910,727                 4,613,716
                                                                    ----------               -----------

LONG-TERM LIABILITIES:
  Capital lease obligations, less current portion                      223,169                   271,898
  Long-term debt, less current portion                               1,214,901                 1,267,454
                                                                    ----------               -----------
      Total long-term liabilities                                    1,438,070                 1,539,352
                                                                    ----------               -----------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par, 50,000,000
    shares authorized, 982,440 issued
    and outstanding                                                        983                       983
  Additional paid-in capital                                        10,293,223                10,293,223
  Accumulated deficit                                               (8,714,210)               (8,748,913)
                                                                    ----------               -----------
      Total shareholders' equity                                     1,579,996                 1,545,293
                                                                    ----------               -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $7,928,793               $ 7,698,361
                                                                    ==========               ===========





                             See accompanying notes

                                TELTRONICS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                             3 MONTHS ENDED
                                                                ----------------------------------------
                                                                March 31, 1995            March 31, 1994
                                                                --------------            --------------
SALES                                                             $5,670,705                $3,985,368
COST OF GOODS SOLD                                                 3,857,402                 2,044,650
                                                                  ----------                ----------

GROSS PROFIT                                                       1,813,303                 1,940,718
                                                                  ----------                ----------

OPERATING EXPENSES
  General and administrative                                         375,589                   578,293
  Research and development                                           418,904                   354,878
  Selling and marketing expenses                                     899,487                   845,332
                                                                  ----------                ----------

                                                                   1,693,980                 1,778,503
                                                                  ----------                ----------

OPERATING INCOME                                                     119,323                   162,215
OTHER INCOME (EXPENSES)
  Interest                                                           (87,213)                  (32,882)
  Gain on sale of investment                                               0                         0
  Miscellaneous                                                        2,593                     2,899
                                                                  ----------                ----------
INCOME (LOSS) BEFORE INCOME TAXES                                     34,703                   132,232

PROVISION FOR INCOME TAXES                                                 0                         0
                                                                  ----------                ----------

NET PROFIT (LOSS)                                                 $   34,703                $  132,232
                                                                  ==========                ==========

NET PROFIT (LOSS) PER SHARE                                       $     0.04                $     0.23
                                                                  ==========                ==========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                 982,440                   573,760
                                                                  ==========                ==========





                             See accompanying notes

                                TELTRONICS, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)




                                                                                                          Retained
                                           COMMON STOCK                     Additional                    Earnings
                                   ---------------------------               Paid-In                    (Accumulated
                                      Shares          Amount                 Capital                      Deficit)          Total
                                   -----------       --------               ----------                  ------------      ----------
BALANCE AT,
   December 31, 1994                 982,440           $983                 $10,293,223                 $(8,748,913)      $1,545,293


Net Profit                                 0              0                           0                      34,703           34,703
                                     -------           ----                 -----------                 -----------       ----------

BALANCE AT,
  March 31, 1995                     982,440           $983                 $10,293,223                 $(8,714,210)      $1,579,996





                             See accompanying notes

                                TELTRONICS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                3 MONTHS ENDED
                                                                   -----------------------------------------

                                                                   March 31, 1995             March 31, 1994
                                                                   --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    34,703                $   132,232
  Adjustments to reconcile net income
      to net cash:
    Depreciation and amortization                                       133,266                    135,410
    Changes in assets and liabilities:
      Accounts receivable and other assets                             (263,922)                  (195,166)
      Inventories                                                       (53,081)                  (758,561)
      Income taxes receivable                                           (11,492)                         0
      Decrease in other assets                                              300                          0
      Accounts payable and accrued liabilities                         (213,136)                   346,889
                                                                    -----------                -----------
         Net cash flows from operating activities                      (373,362)                  (339,196)
                                                                    -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (35,422)                   (18,314)
  Deferred charges and other noncurrent assets                                0                     24,998
                                                                    -----------                -----------
         Net cash flows from investing activities                       (35,422)                     6,684
                                                                    -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                        5,779,000                  4,181,800
  Repayment on line of credit                                        (5,191,537)                (3,825,934)
  Repayment of notes payable and
    other long-term debt                                               (178,599)                   (23,187)
                                                                    -----------                -----------

         Net cash flows from financing activities                       408,864                    332,679
                                                                    -----------                -----------

Net increase (decrease) in cash                                              80                        167
Cash and cash equivalents, beginning of year                             19,824                     10,332
                                                                    -----------                -----------
Cash and cash equivalents, end of year                              $    19,904                $    10,499
                                                                    ===========                ===========





                             See accompanying notes

                                TELTRONICS, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of March 31, 1995 and for the three month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1994 Audited Financial Statements. All such adjustments were of a normal recurring nature. The Company's significant accounting policies are described in the notes to the December 31, 1994 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.

The year-end condensed balance sheet data included in the condensed financial statements was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - COMMITMENTS AND CONTINGENCIES

The subject matter set forth on Page F-16 of the Company's Form 10-KSB for the year ended December 31, 1994, under Financial Note 8 is hereby incorporated by reference and there has been no signigicant change to such subject matter.


NOTE C - RELATED PARTY TRANSACTIONS

The subject matter set forth on Page F-22 of the Company's Form 10-KSB for the year ended December 31, 1994, under Financial Note 11 is hereby incorporated by reference and there has been no signigicant change to such subject matter.

NOTE D - SUBSEQUENT EVENTS

On April 12, 1995 convertible promissory notes in the amount of $279,623 were cancelled by issuance of 102,228 restricted shares of the Company's common stock. In addition, these noteholders also received warrants entitling them to purchase an aggregate of 51,114 shares of the Company's common stock. The subject matter set forth on page F-15 of the Company's Form 10-KSB for the year ended December 31, 1994 under Financial Note 6 (a) is hereby incorporated by reference.

On May 11, 1995, W&D Consultants, Inc., ("W&D") acquired 1,400,000 restricted shares of common stock from the Company upon exercise by W&D of a conditional right to convert a $140,000 advance made by W&D in order for the Company to close its $3,500,000 line of credit with The CIT Group/Credit Finance ("CIT") in October, 1994. The shares were issued to W&D after performance by W&D of certain conditions including: (a) cancellation of the $140,000 advance; (b) payment of $14,000 to the Company; (c) delivery of a termination by H&N of the management consulting and acquisition consulting agreements between the Company and H&N; (d) delivery by W&D of a guarantee of H&N's obligations under the H&N termination; and (e) other conditions necessary for conversion. The subject matter set forth on Page F-15 of the Company's Form 10-KSB for the year ended December 31, 1994 under Financial Note 6 (c) is hereby incorporated by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                TELTRONICS, INC.


GENERAL OVERVIEW

In the first quarter of 1995, the Company's sales increased to $5,671,000 compared to sales of $3,985,000 for the corresponding quarter of 1994.
Although the Company succeeded in increasing its sales substantially over last year, this increase was primarily the result of an aggressive marketing approach in one of the product lines which resulted in lower margins on the increased sales. Gross profit was $1,813,000 for the first quarter of 1995 compared to $1,941,000 for the same period last year. Overall operating expenses were reduced by approximately $85,000 as compared to the first quarter of last year. As a result of lower margins and increased interest expense the first quarter of 1995 reflected a net profit of $35,000 compared to $132,000 for the first quarter of 1994.


RESULTS OF OPERATIONS

Total sales for the first quarter of 1995 increased by approximately $1,685,000 over the same period of 1994. This increase was primarily the result of additional sales in the Long Distance Management ("LDM") product line. The aggressiveness of the marketing program which produced the increased sales resulted in a lower margin on those product sales.

Gross profit for the quarter decreased to $1,813,000 from $1,941,000 for the same quarter of 1994. The decline in gross margin, 32% of sales for the first quarter of 1995 compared to 49% for the same period of 1994, was directly related to the LDM product line as well as reduced sales in other higher margin products of the Company.

Total operating expense for the quarter ended March 31, 1995 were $1,694,000 as compared to $1,779,000 for the same period of last year. This $85,000 savings in total operating expense represents a 4.8% reduction in overall operating expenses as compared to 1994.

Net profit for the quarter was $34,703, a decline of approximately $98,000 from the same period last year, primarily as a result of lower margin sales and increased interest expense.


FINANCIAL CONDITION

Total assets at March 31, 1995 were $7,928,793 compared to $7,698,361 at December 31, 1994. The Company's current ratio at March 31, 1995 was 1.10:1, compared to 1.10:1 at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided by borrowings from The CIT Group/Credit Finance ("CIT"). The CIT facility provides for borrowing up to $3.5 million. $296,700 of this was a term loan secured by fixed assets at an interest rate of 3% above the prime rate to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured by inventory and receivables at an interest rate of prime plus 3%.

The Company's working capital ratio at March 31, 1995 was 1.10:1. Net working capital was $503,757 at March 31, 1995. Short term requirements are expected to be met through cash flows from operations augmented by the credit line facility.

However, the Company is investigating the possibility of other equity or debt financing. In the event that the Company was successful in securing additional funding, the Company should be in a position to grow its business more rapidly.


CURRENT OUTLOOK

In November of 1994 the Company secured a contract with Telsource, Inc., one of the major distributors and installers of Mitel (a Canadian manufacturer of telecommunication products) dialers in the U.S. marketplace. In order to secure this substantial contract, Teltronics agreed to provide its own dialer to Telsource at a competitive price to Mitel. The call off order which was signed was to provide approximately $12 million worth of dialers during 1995, $3 million worth of dialers have been shipped during the first quarter.

Although the Company has achieved much higher sales during the first quarter, these have been of a lower margin due to the higher percentage of product being dialers which have traditionally a lower margin than other products of the Company. During the first quarter, the Telecommunication Information Systems product sales ("TIS") which is responsible for sales of the Telemanagement software and Remote Maintenance products had a slow start. The Company believes however that the contracts signed last year with major customers should result in increased sales of these product lines. The Company enjoys higher margins on these products and feels confident that these should contribute positively to the Company's profitability.

The Company feels that it is well positioned in its current markets to continue to grow its sales during 1995. The Company continues to focus on ways to become more efficient in supplying its products to the market.

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                Management of the Company currently is not aware of any material litigation against the Company, nor to the knowledge of management of the Company, is any material litigation threatened against the Company.


ITEM 2.         CHANGES IN SECURITIES - None


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5.         OTHER INFORMATION - None


ITEM 6A.        EXHIBITS

                10.127      Amended and Restated Employment Agreement between
                            the Company and Ewen Cameron dated
                            January 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)
                10.128      Employment Agreement between the Company and
                            Norman R. Dobiesz dated January 1, 1995   . . . . . . . . . . . . . . . . . .  (a)
                10.130      Specimen of Common Stock Purchase Warrant
                            issuable as a part of the Units to be issued pursuant to
                            the Conversion Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)
                10.137      Subscription Agreement between the Company and
                            W&D Consultants, Inc., dated May 11, 1995   . . . . . . . . . . . . . . . . .  (b)
                27          Financial Data Schedule (for SEC purposes only)


ITEM 6B.        REPORT ON FORM 8-K - None

________________________

(a) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(b)             Filed as an Exhibit to this Report on Form 10-QSB.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TELTRONICS, INC.





May 12, 1995                            s/Ewen Cameron
                                        -------------------------------------
                                        President and Chief Executive Officer