Form 10QSB/A
period 1994-09-30
TELTRONICS INC
filed 1995-08-08
CIK 97052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                FORM 10-QSB/A-1

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           SEPTEMBER 30, 1994
                                     -----------------------------------------

                                                        or

(  )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from                  to
                                     -----------------   ---------------------

Commission file number                        0-17893
                       -------------------------------------------------------

                               TELTRONICS, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                       59-2937938
----------------------------------              ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
------------------------------------------------------------------------------
                   (Address or principal executive offices)


Issuer's telephone number               (813) 753-5000
                          ----------------------------------------------------

                                Not Applicable
 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)



          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    --------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 984,640. (See "SUBSEQUENT EVENTS" page 9)

PART I - FINANCIAL INFORMATION


                                TELTRONICS, INC.

                                 BALANCE SHEET


                                     ASSETS


                                                               September 30, 1994          December 31, 1993
                                                               ------------------          -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $         13,680           $         10,332
  Accounts receivable, net of allowance for
    doubtful accounts of $30,723 at
    September 30, 1994 and $120,000 at
    December 31, 1993                                                   2,311,725                  2,038,447
  Inventories                                                           3,146,314                  2,430,284
  Due from Whitfield Capital of Sarasota, Inc.                              2,637                    212,000
  Due from Receivable Dynamics, Inc.                                       44,879                     44,879
  Income taxes receivable                                                 668,700                    378,780
  Deferred income taxes                                                         0                    150,900
  Other current assets                                                    108,740                    141,939
                                                                 ----------------           ----------------
      Total current assets                                              6,296,675                  5,407,561
                                                                 ----------------           ----------------

PROPERTY AND EQUIPMENT, NET                                             1,046,771                  1,225,110
                                                                 ----------------           ----------------

OTHER ASSETS:
  Prepaid loan guarantee, net                                             305,679                    326,676
  Advances to H&N Management Co., Inc.                                    613,894                    716,176
  Marketable equity securities                                                  0                    652,000
  Software development costs, net                                       1,401,030                    999,130
  Software licensing rights, net                                        1,044,261                  1,280,504
  Other                                                                   105,544                    140,544
                                                                 ----------------           ----------------
      Total other assets                                                3,470,408                  4,115,030
                                                                 ----------------           ----------------

TOTAL ASSETS                                                     $     10,813,854           $     10,747,701
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.

                                 BALANCE SHEET
                                  (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               September 30, 1994          December 31, 1993
                                                               ------------------          -----------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
  Note payable on Line of Credit                                 $      1,870,205           $      1,610,989
  Current portion of long term debt                                     1,481,558                  1,361,065
  Bank overdraft                                                                0                     87,800
  Accounts payable                                                      1,435,123                  1,176,435
  Accrued liabilities                                                     849,970                    731,646
  Deferred income                                                          82,766                     82,766
                                                                 ----------------           ----------------
      Total current liabilities                                         5,719,622                  5,050,701
                                                                 ----------------           ----------------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion                                    872,819                    946,210
  Deferred income taxes                                                         0                    421,450
                                                                 ----------------           ----------------
      Total long-term liabilities                                         872,819                  1,367,660
                                                                 ----------------           ----------------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par, 50,000,000
    shares authorized, 808,760 issued and
    outstanding at September 30, 1994 and
    573,760 at December 31, 1993                                              809                        574
  Additional paid-in capital                                            8,191,284                  7,900,119
  Shares issued for future services                                    (1,315,753)                (1,605,873)
  Accumulated deficit                                                  (2,654,927)                (1,965,480)
                                                                 ----------------           ----------------
      Total shareholders' equity                                        4,221,413                  4,329,340
                                                                 ----------------           ----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $     10,813,854           $     10,747,701
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  3 MONTHS ENDED                           9 MONTHS ENDED
                                         --------------------------------         --------------------------------
                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                             1994               1993                 1994                1993
                                         -------------      -------------         ------------       -------------
SALES                                    $   3,417,146      $   2,345,286         $ 11,040,409       $   7,854,496
COST OF GOODS SOLD                           1,670,136          1,138,123            5,511,666           3,980,505
                                         -------------      -------------         ------------       -------------

GROSS PROFIT                                 1,747,010          1,207,163            5,528,743           3,873,991
                                         -------------      -------------         ------------       -------------

OPERATING EXPENSES
  General and administrative                   790,580            600,009            2,064,397           1,811,084
  Research and development                     218,254            225,690              805,846             934,756
  Selling and marketing expenses             1,029,159          1,015,120            2,678,574           2,727,633
                                         -------------      -------------         ------------       -------------

                                             2,037,993          1,840,819            5,548,817           5,473,473
                                         -------------      -------------         ------------       -------------

OPERATING INCOME (LOSS)                       (290,983)          (633,656)             (20,074)         (1,599,482)

OTHER INCOME (EXPENSES)
  Interest                                     (67,129)           (41,857)            (173,215)           (135,186)
  Gain/Loss on ComCentral transactions        (897,781)                 0             (897,781)          1,240,000
  Miscellaneous                                   (298)             2,728                6,497               4,640
  Equity in earnings of ComCentral                   0                  0                    0            (107,736)
  Financing expense                           (165,344)                 0             (165,344)                  0
  Sales commission to H&N                            0                  0                    0            (300,000)
                                         -------------      -------------         ------------       -------------
INCOME (LOSS) BEFORE
  INCOME TAXES                              (1,421,535)          (672,785)          (1,249,917)           (897,764)

PROVISION (BENEFIT) FOR
  INCOME TAXES                                (560,470)                 0             (560,470)                  0
                                         -------------      -------------         ------------       ------------

NET INCOME (LOSS)                        $    (861,065)     $    (672,785)        $   (689,447)      $    (897,764)
                                         =============      =============         ============       =============

NET INCOME (LOSS) PER SHARE              $       (1.17)     $       (1.36)        $      (1.10)      $       (1.89)
                                         =============      =============         ============       =============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           737,238            494,630              628,852             474,163
                                         =============      =============         ============       =============





                             See accompanying notes

                                TELTRONICS, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)




                                                                                                Retained
                                 COMMON STOCK              Additional        Shares Issued      Earnings
                           -----------------------          Paid-In           for Future      (Accumulated
                            Shares         Amount           Capital            Services         Deficit)            Total
                           ----------    ---------        ------------      --------------   --------------      ------------
BALANCE AT,
  December 31, 1993          573,760     $     574        $  7,900,119      $   (1,605,873)   $  (1,965,480)     $   4,329,340


Issuance of shares to
  Consultants for
  future services            235,000           235             291,165            (291,400)               0                  0


Amortization of value
  of shares issued
  for services                     0             0                   0             581,520                0            581,520


Net Profit                         0             0                   0                   0         (689,447)          (689,447)
                          ----------     ---------        ------------      --------------    -------------      -------------

BALANCE AT,
  September 30, 1994         808,760     $     809        $  8,191,284      $   (1,315,753)   $  (2,654,927)     $   4,221,413





                             See accompanying notes

                                TELTRONICS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                9 MONTHS ENDED
                                                                 -------------------------------------------
                                                                                 September 30,
                                                                 -------------------------------------------
                                                                        1994                       1993
                                                                 ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $       (689,447)          $       (897,764)

  Adjustments to reconcile net income
      to net cash:
    Depreciation and amortization                                         898,251                    376,114
    Reduction of shares issued for
      future services                                                     581,520                    119,145
    Changes in assets and liabilities:
      Loss on ComCentral transactions                                     652,000                          0
      Accounts receivable and other assets                               (102,799)                  (279,402)
      Income tax receivable                                              (289,920)                         0
      Inventories                                                        (716,030)                   357,440
      Due from affiliates                                                 209,363                          0
      Deferred income taxes                                              (270,550)                   (31,150)
      Accounts payable and accrued liabilities                            289,213                    250,586
      Income taxes payable                                                      0                     (7,462)
      Other current liabilities                                                 0                    (49,084)
                                                                 ----------------           ----------------
         Net cash flows from operating activities                         561,601                   (161,577)
                                                                 ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (97,571)                  (161,977)
  Deferred charges and other noncurrent assets                                  0                    432,788
  Capitalized software development costs                                 (767,000)                  (312,000)
                                                                 ----------------           ----------------
         Net cash flows from investing activities                        (864,571)                   (41,189)
                                                                 ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                         10,322,500                  7,994,184
  Repayment on line of credit                                         (10,063,284)                (8,040,409)
  Repayment of notes payable and
    other long-term debt                                                  (77,898)                   (92,621)
  Addition to long-term debt                                                    0                    126,420
  Proceeds from notes payable                                             125,000                    195,956
                                                                 ----------------           ----------------

         Net cash flows from financing activities                         306,318                    183,530
                                                                 ----------------           ----------------

Net increase (decrease) in cash                                             3,348                    (19,236)
Cash and cash equivalents, beginning of year                               10,332                     34,526
                                                                 ----------------           ----------------
Cash and cash equivalents, end of period                         $         13,680           $         15,290
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE A - GENERAL

The financial statements as of September 30, 1994 and for the nine month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1993 Audited Financial Statements. All such adjustments were of a normal recurring nature. The Company's significant accounting policies are described in the notes to the December 31, 1993 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein except as described in Note B below.

On June 20, 1994 the Company effected a 1 for 25 reverse stock split, reducing the number of issued and outstanding shares of the Company's outstanding common stock from 14,344,000 to 573,760. The accompanying financial statements have been restated for the effect of this change.

The year-end condensed balance sheet data included in the condensed financial statements was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS - The Company adopted Statement of Financial Accounting Standards
(FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities. This statement required classification of securities into three categories: held-to-maturity, trading securities, and available for sale. The Company has categorized its investment in equity securities of ComCentral Corp. as available for sale at September 30, 1994. The Company may classify securities as available for sale when the intent of the Company does not categorize such securities as either held to maturity or trading securities.

The adoption of FAS No. 115 had no effect on net income. The carrying values of the Company's investments in equity securities are reviewed on an ongoing basis. At September 30, 1994, the Company identified unrealized holding losses to be other than temporary and the entire investment in ComCentral equity securities has been written down to zero with an unrealized loss of $652,000 included in Loss on ComCentral transactions. (See Note H).

NOTE C - INVENTORIES

The major classes of inventories as of September 30, 1994 are as follows:

     Raw material                                $     1,495,210
     Work in process                                     408,404
     Finished goods                                    1,368,148
                                                 ---------------
                                                 $     3,271,762

     Reserve for obsolescence                           (125,448)
                                                 ---------------
                                                 $     3,146,314
                                                 ===============

NOTE D - PROPERTY AND EQUIPMENT

The major classifications of property and equipment as of September 30, 1994 are as follows:

     Machinery and equipment                     $     1,044,591
     Furniture and fixtures                              713,855
     Leasehold improvements                              139,992
     Equipment under capital
         lease                                           485,983
                                                 ---------------
                                                 $     2,384,421
     Accumulated depreciation
         and amortization                              1,337,650
                                                 ---------------
                                                 $     1,046,771
                                                 ===============

NOTE E - NOTES PAYABLE

At September 30, 1994, the Company has a $2,000,000 line of credit which is due in full sixty days after demand by the bank. Interest is payable monthly at a rate equal to the prime rate plus 2.0%. Accounts receivable, inventory and fixed assets are pledged as collateral on the line of credit. In addition, the line of credit is guaranteed by two principal shareholders.

At September 30, 1994 borrowings against the Line of Credit amounted to $1,870,205. The banks prime rate at September 30, 1994 was 7.75%.

On April 1, 1994 the bank made demand for full payment of the note balance on or before June 6, 1994. That date was extended to November 6, 1994. On October 28, 1994 the Company replaced the $2 million Line of Credit with a $3.5 million facility with The CIT Group. (See "SUBSEQUENT EVENTS".)

NOTE F - PROVISION FOR INCOME TAXES

The Company adopted, effective January 1, 1993, the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation resulting from use of accelerated methods for tax purposes, the timing of recognition of accrued compensated absences and capitalization of software development costs and certain inventory costs. This change did not have a significant impact on shareholder's equity in the year of adoption. The Company has fully implemented FAS 109.

NOTE G - RELATED PARTY TRANSACTIONS

In order to secure The CIT Group financing, it was necessary for a director of the Company to personally guarantee a portion of The CIT Group Line of Credit. (See "SUBSEQUENT EVENTS".)

NOTE H - INVESTMENT IN COMCENTRAL CORP.

The subject matter set forth on page F-10 of the Company's Form 10-KSB dated December 31, 1993 under Financial Note 3, Investment in ComCentral Corp., is hereby incorporated by reference and there has been no significant change to such subject matter. At September 30, 1994, the Company, in accordance with FAS No. 115 charged operations for unrealized holding losses of $652,000. Such unrealized holding loss was deemed to be by the Company as other than temporary. Included in gain/loss on ComCentral transactions is $245,781 of amounts due from ComCentral at September 30, 1994.

NOTE I - REVERSE STOCK SPLIT

On June 20, 1994 the Company effected a 1 for 25 reverse stock split, reducing the number of issued and outstanding shares of the Company's outstanding common stock from 14,344,000 to 573,760. The accompanying financial statements have been restated for the effect of this change.

NOTE J - COMMON STOCK

During the three months ended September 30, 1994 the Company issued 235,000 shares under the Consultant Plan registered on Form S-8 at a price of $1.24 per share. The aggregate proceeds of the issuance of the shares in 1994 ($291,400) were placed in escrow pending the receipt of services from an international marketing consultant engaged by the Company. As services are performed or sales commissions are earned, the funds received from the sale of the shares are to be released from escrow to the consultant. The Company has reserved 165,000 shares for possible future issuance to the international marketing consultant. In 1994, the $291,400 aggregate proceeds received were charged to operations for consultant services rendered. The escrow agent is a company controlled by Norman R. Dobiesz, a Director of the Company.

NOTE K - COMMITMENTS AND CONTINGENCIES

The subject matter set forth on Page F-15 of the Company's Form 10-KSB/A-1 for the year ended December 31, 1993 under Financial Note 8 is hereby incorporated by reference and there has been no significant change to such subject matter.

NOTE L - SUBSEQUENT EVENTS

An aggregate 91,100 shares of the Company's common stock registered on Form S-8 were issued in October, 1994 under the Company's Employee Stock Payment Plan. Certificates for 500,000 of the 800,000 registered shares were prepared for delivery to the employee account under the Plan but have been returned to the Transfer Agent for cancellation. The remaining 208,900 shares have been deposited in an employee DTC escrow account controlled by the Company for possible future sale only if the Company elects to offer any or all of the shares to its employees under the Plan.

In October, 1994, the Company refinanced its line of credit with a $3,500,000 line of credit with The CIT Group. As part of the financing, $350,000 principal amount of the Company's Convertible Promissory Notes privately placed in late 1993 were cancelled by payment of $132,698.91 and issuance of 77,780 restricted shares of the Company's Common Stock subject to the Company's right
to reacquire the shares under certain conditions.   The note holders returned
8,000 shares formerly securing the Notes which have been returned to the Transfer

Agent for cancellation. An entity controlled by a Director of the Company advanced $140,000 which was utilized for the partial payment to the note holders and closing costs. The Director also agreed to personally guarantee a portion of The CIT Group line of credit.

An aggregate $479,623 principal amount of the Company's 8% Convertible Promissory Notes also privately placed in late 1993 matured on October 31, 1994. The Company has proposed revised conversion rights to the holders. If all of the notes are converted, 119,906 restricted shares of the Company's Common Stock and 59,953 restricted Warrants exercisable at $8.00 per share at any time prior to October 31, 1995 would be issuable upon cancellation of the notes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                TELTRONICS, INC.

GENERAL OVERVIEW

The first nine months of 1994 reflected sales of $11,040,409 compared to $7,854,496 for the first nine months of 1993. Gross profit increased to $5,528,743 from $3,873,991 for the same period last year. Total operating expenses reflected an increase of $75,344 from the first nine months of the prior year due primarily to non-recurring marketing consulting expenses of $291,000 and amortization expenses of $117,000 related to the ORBi-TEL License Agreement which were expensed during the third quarter. As a direct result of increased sales the first nine months of 1994 reflected an operating loss of $(20,074) as compared to $(1,599,482) for the first nine months of 1993. Other income (expense) of $(1,229,844) for the first nine months was comprised primarily of $(173,000) in interest charges and non-recurring charges of approximately $(1,063,000) which resulted in a net loss of $(689,000) for the first nine months of 1994 as compared to a net loss of $(898,000) for the same period of 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

For the three months ended September 30, 1994 the Company's total sales and gross margin percentage were $3,417,146 and 51.1% respectively, compared to $2,345,286 and 51.5% for the same period of 1993.

Total operating expenses for the three months ended September 30, 1994 were $2,037,993, an increase of approximately $197,000 over the same period of 1993 primarily as a result of $117,000 additional amortization of the ORBi-TEL License Agreement and $291,000 in non-recurring marketing consulting expenses.

The sales increase of approximately 46% in conjunction with increased expenditures resulted in operating loss of $(290,983) for the three months ended September 30, 1994 as compared to an operating loss of $(633,656) for the same period of 1993.

Other income (expenses) included a $(898,000) non-recurring loss on ComCentral transactions comprised of $(652,000), unrealized losses on securities and a charge of $(246,000) related to amounts due from ComCentral.

Net loss for the three months ended September 30, 1994 was $(861,000) as compared to a loss of $(672,785) for the comparable period of 1993 primarily as a result of non-recurring charges during the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

Total sales for the nine months ended September 30, 1994 increased by 41% to $11,040,409 as compared to $7,854,496 for the first nine months of 1993.

This increase was primarily the result of additional sales in the Long Distance Management and Remote Maintenance product lines as well as increased sales in Contract Manufacturing.

Gross profit increased by 42.7% from $3,873,991 for the first nine months of 1993 to $5,528,743 for the nine months ended September 30, 1994.

Total operating expenses for the nine months were $5,548,817, approximately $75,000 more than the same period of 1993. The increase in operating expenses was primarily the result of $117,000 additional amortization of the ORBi-TEL License Agreement and $291,000 in non-recurring marketing consulting expenses.

As a result of increased sales, the operating loss for the first nine months of 1994 was $(20,074) as compared to an operating loss of $(1,599,482) for the comparable period of 1993.

Net loss for the first nine months of 1994 was $(689,447) in comparison to a loss of $(897,764) for the first nine months of 1993. Included in the loss for the first nine months of 1994 were non-recurring charges of approximately $1,062,000 comprised of $898,000 related to ComCentral transactions and $165,000 related to financing expense. Included in the first nine months of 1993 was a gain on the sale of investment of $1,240,000 which was reflected as other income. This gain was unique to 1993 and contributed substantially to reducing the loss for that period.

FINANCIAL CONDITION

Total assets at September 30, 1994 were $10,813,854 compared to $10,747,701 at December 31, 1993. The Company's current ratio at September 30, 1994 was 1.10:1, compared to 1.07:1 at December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash generated from operations supplemented by borrowings from Barnett Bank of Manatee County, N.A. under its credit facility
("Barnett Line of Credit").   On October 28, 1994 the $2 million Line of Credit
from Barnett Bank was replaced with a $3.5 million facility with The CIT Group. CIT is one of the largest collateral based financial lenders in America. The line of credit with CIT is for a three year period. As part of The CIT Credit financing, certain debt of the Company was partially paid and the balance converted into restricted shares of the Common Stock of the Company. (See "SUBSEQUENT EVENTS".)

The Company's working capital ratio at September 30, 1994 was 1.10:1. Net working capital was $577,053 at September 30, 1994.

Short term cash requirements are expected to be met through cash flows from operations augmented by credit line facilities. Long term capital needs are expected to be financed through operations, bank borrowings and/or a combination of cash from and/or equity financings. Management expects that cash available from operations and borrowings from banks, should be sufficient to meet current cash requirements for normal operations. The Company is continuing to investigate possible placement of the Company's Common Stock to raise additional funds and/or discharge Company obligations. There can be no assurance that the Company will locate sources of funding or that if located will be willing to provide the funds on terms satisfactory to the Company.

OUTLOOK

The Company continues to grow its revenues by approximately 30% over that of 1993. However, due to the delays in bringing in the new banking facility, coupled with lack of capital investment, cash flow during 1994 has been extremely tight. The Company has therefore had to pay premium rates for its parts as well as additional charges for expediting and short term deliveries coupled with payments for overtime. This has resulted in lower margins than originally anticipated. Management continues to look for ways of improving its efficiency. It is confident the strong relationships that have now been established with its customers together with the enhancements it has made in its core products should enable the Company to continue its growth.

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS - None


ITEM 2.         CHANGES IN SECURITIES - None


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None


ITEM 5.         OTHER INFORMATION - None


ITEM 6A.        EXHIBITS

                10.122      Conversion Agreements between the Company
                            and certain Note Holders of an aggregate of
                            $350,000 of 8% convertible notes dated
                            October 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)
                10.123      Letter acknowledging W&D Consultants , Inc.
                            advance of $140,000 to the Company dated
                            October 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)
                10.124      Loan and Security Agreement between the
                            Company and The CIT Group/Credit Finance,
                            Inc. dated October 28, 1994   . . . . . . . . . . . . . . . . . . . . . .  (a)

ITEM 6B.        REPORT ON FORM 8-K - None

_________________

(a) *       Filed as an Exhibit to this Report on Form 10-QSB.

*           Filed as an Exhibit to Teltronics' Report on Form 10-Q dated
            November 11, 1994.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TELTRONICS, INC.





August 7, 1995                            s/Ewen Cameron
                                         -------------------------------------
                                         President and Chief Executive Officer