Form 10QSB
period 1995-06-30
TELTRONICS INC
filed 1995-08-14
CIK 97052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549


                                  FORM 10-QSB


(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended              JUNE 30, 1995
                                     ------------------------------------------

                                      or

(  )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from                   to
                                     -----------------    ---------------------

Commission file number                         0-17893
                        -------------------------------------------------------

                               TELTRONICS, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                            59-2937938
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

           2150 Whitfield Industrial Way, Sarasota, FL  34243-4046
-------------------------------------------------------------------------------
                    (Address or principal executive offices)

Issuer's telephone number               (813)  753-5000
                         ------------------------------------------------------

                                Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


          State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:     2,550,168
                                                            --------------

PART I - FINANCIAL INFORMATION

                                TELTRONICS, INC.

                                 BALANCE SHEET

                                     ASSETS


                                                                   June 30, 1995           December 31, 1994
                                                                 -----------------         -----------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $         25,120           $         19,824
  Accounts receivable, net of allowance for
    doubtful accounts of $65,843 at
    June 30, 1995 and $135,607 at
    December 31, 1994                                                   2,583,346                  2,355,047
  Inventories                                                           2,258,532                  1,753,848
  Income taxes receivable                                                 240,242                    668,780
  Prepaid expenses and other current assets                               357,580                    288,410
                                                                 ----------------           ----------------

      Total current assets                                              5,464,820                  5,085,909
                                                                 ----------------           ----------------

PROPERTY AND EQUIPMENT, NET                                             1,091,594                  1,207,196
                                                                 ----------------           ----------------

OTHER ASSETS:
  Prepaid lease guarantee, net                                            284,682                    298,680
  Software development costs, net                                         111,822                    156,822
  Software licensing rights, net                                          886,755                    886,755
  Other                                                                    62,399                     62,999
                                                                 ----------------           ----------------

      Total other assets                                                1,345,658                  1,405,256
                                                                 ----------------           ----------------

TOTAL ASSETS                                                     $      7,902,072           $      7,698,361
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.


                                 BALANCE SHEET
                                  (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  June 30, 1995             December 31, 1994
                                                                 ----------------           -----------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Current portion of long term debt                              $      2,750,153           $      2,491,679
  Current portion of capital lease obligations                            184,027                    185,480
  Accounts payable                                                        877,311                    960,421
  Accrued liabilities                                                     744,117                    763,959
  Deferred income                                                         121,860                    146,982
  Other current liabilities                                                78,580                     65,195
                                                                 ----------------           ----------------

      Total current liabilities                                         4,756,048                  4,613,716
                                                                 ----------------           ----------------

LONG-TERM LIABILITIES:
  Capital lease obligations, less current portion                         175,684                    271,898
  Long term debt, less current portion                                    704,926                  1,267,454
                                                                 ----------------           ----------------

      Total long-term liabilities                                         880,610                  1,539,352
                                                                 ----------------           ----------------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par, 50,000,000
    shares authorized, 2,550,168 issued
    and outstanding at June 30, 1995 and
    982,440 shares at December 31, 1994                                     2,551                        983
  Additional paid-in capital                                           10,790,778                 10,293,223
  Accumulated deficit                                                  (8,527,915)                (8,748,913)
                                                                 ----------------           ----------------

      Total shareholders' equity                                        2,265,414                  1,545,293
                                                                 ----------------           ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $      7,902,072           $      7,698,361
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                               3 MONTHS ENDED                          6 MONTHS ENDED
                                      --------------------------------         --------------------------------
                                                  JUNE 30,                                 JUNE 30,
                                          1995               1994                 1995                1994
                                      -------------      -------------         ------------       -------------
SALES                                 $   5,679,789      $   3,637,895         $ 11,350,494       $   7,623,263

COST OF GOODS SOLD                        3,639,637          1,796,880            7,497,039           3,841,530
                                      -------------      -------------         ------------       -------------

GROSS PROFIT                              2,040,152          1,841,015            3,853,455           3,781,733
                                      -------------      -------------         ------------       -------------

OPERATING EXPENSES
  General and administrative                393,579            695,524              769,168           1,273,817
  Research and development                  379,657            232,714              798,561             587,592
  Selling and marketing expenses            918,839            804,083            1,818,326           1,649,415
                                      -------------      -------------         ------------       -------------

                                          1,692,075          1,732,321            3,386,055           3,510,824
                                      -------------      -------------         ------------       -------------

OPERATING INCOME (LOSS)                     348,077            108,694              467,400             270,909

OTHER INCOME (EXPENSES)
  Interest                                  (91,075)           (73,204)            (178,288)           (106,086)
  Miscellaneous                              (5,207)             3,896               (2,614)              6,795
  Financing expenses                        (65,500)               ---              (65,500)                ---
                                      -------------      -------------         ------------       -------------

INCOME (LOSS) BEFORE
  INCOME TAXES                              186,295             39,386              220,998             171,618

PROVISION FOR INCOME TAXES                      ---                ---                  ---                 ---
                                      -------------      -------------         ------------       -------------

NET PROFIT (LOSS)                     $     186,295      $      39,386         $    220,998       $     171,618
                                      =============      =============         ============       =============

NET PROFIT (LOSS) PER SHARE           $        0.12      $        0.07         $       0.15       $        0.30
                                      =============      =============         ============       =============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                      1,547,069            573,760            1,428,115             573,760
                                      =============      =============         ============       =============





                             See accompanying notes

                                TELTRONICS, INC.





                 STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)




                                                                                     Retained
                                      COMMON STOCK              Additional           Earnings
                               --------------------------         Paid-In          (Accumulated
                                  Shares           Amount         Capital             Deficit)            Total
                               ------------      ---------    -------------       ---------------     -------------
BALANCE AT,
     December 31, 1994            982,440      $     983      $  10,293,223       $   (8,748,913)     $   1,545,293

Stock issued for conversion       167,728            168            344,955                  ---            345,123
     of notes

Stock issued pursuant to
     conversion rights
     extended to W&D            1,400,000          1,400            152,600                  ---            154,000

Net Profit                                           ---                ---              220,998            220,998
                             ------------      ---------      -------------       --------------      -------------

BALANCE AT,
     June 30, 1995              2,550,168      $   2,551      $  10,790,778       $   (8,527,915)     $   2,265,414





                             See accompanying notes

                                TELTRONICS, INC.


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               6 MONTHS ENDED
                                                                 -------------------------------------------
                                                                                  JUNE 30,
                                                                        1995                       1994
                                                                 ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $        220,998           $        171,618
  Adjustments to reconcile net income
      to net cash:
    Depreciation and amortization                                         273,880                    659,020
    Cost of conversion rights                                              65,500                        ---
    Changes in assets and liabilities:
      Accounts receivable and other assets                               (296,869)                  (242,496)
      Inventories                                                        (504,684)                  (892,162)
      Due from affiliates                                                     ---                    209,363
      Income taxes receivable                                             428,538                        ---
      Accounts payable and accrued liabilities                            (89,566)                   501,716
      Deferred income                                                     (25,122)                       ---
                                                                 ----------------           ----------------

         Net cash flows from operating activities                          72,675                    407,059
                                                                 ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (99,280)                   (27,482)
  Capitalized software development costs                                      ---                   (500,000)
                                                                 ----------------           ----------------

         Net cash flows from investing activities                         (99,280)                  (527,482)
                                                                 ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                         11,593,747                  7,074,300
  Repayment on line of credit                                         (11,139,488)                (7,026,624)
  Repayment of notes payable and
    other long-term debt                                                 (436,358)                   (48,137)
  Advance from related party                                               14,000                    125,000
                                                                 ----------------           ----------------

         Net cash flows from financing activities                          31,901                    124,539
                                                                 ----------------           ----------------

Net increase (decrease) in cash                                             5,296                      4,116
Cash and cash equivalents, beginning of year                               19,824                     10,332
                                                                 ----------------           ----------------
Cash and cash equivalents, end of year                           $         25,120           $         14,448
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.


                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of June 30, 1995 and for the six month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1994 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

The year-end condensed balance sheet data included in the condensed financial statements was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The statements therefore should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1994.

NOTE B - COMMON STOCK

On April 12, 1995 convertible promissory notes in the amount of $279,623 were cancelled by issuance of 102,228 restricted shares of the Company's common stock. In addition, these noteholders also received warrants entitling them to purchase an aggregate of 51,114 shares of the Company's common stock at a price of $3.00 per share. The subject matter set forth on page F-15 of the Company's Form 10-KSB for the year ended December 31, 1994 under Financial Note 6 (a) is hereby incorporated by reference.

Pursuant to determinations made in November 1994, on May 11, 1995, W&D Consultants, Inc., ("W&D") acquired 1,400,000 restricted shares of common stock from the Company upon exercise by W&D of a conditional right to convert a $140,000 advance made by W&D in order for the Company to close its $3,500,000 line of credit with The CIT Group/Credit Finance ("CIT") in October, 1994. The shares were issued to W&D after performance by W&D of certain conditions including: (a) cancellation of the $140,000 advance; (b) payment of $14,000 to the Company; (c) delivery of a termination by H&N of the management consulting and acquisition consulting agreements between the Company and H&N; (d) delivery by W&D of a guarantee of H&N's obligations under the H&N termination; and (e) other conditions necessary for conversion. The Company charged $2,058,000 to operations in 1994.

On May 23, 1995 previous noteholders of $350,000 of the Company's convertible promissory notes were issued 65,500 restricted shares of the company's common stock under the terms of the conversion agreement dated October 25, 1994 which provided for registration rights. Accordingly, $65,500 representing the fair market value of the shares was charged to financing costs in May 1995. The subject matter set forth on Page F-15 of the Company's Form 10-KSB for the year ended December 31, 1994 under Financial Note 6 (b) is hereby incorporated by reference.

                                TELTRONICS, INC.

                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  CONTINUED

On August 8, 1995, the stockholders of the Company ratified the Company's 1995 Incentive Stock Option Plan (the "Plan"). The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Report there are approximately 15 employees eligible to participate in the Plan, of which the Company has granted options to 14 of the eligible employees for an aggregate of 210,000 shares. The aggregate number of shares of the Company's Common Stock that may be issued or transferred to grantees under the Plan shall not exceed 250,000 shares, subject to adjustment for any stock split, stock dividend or other relevant change. The term of an option shall be fixed by the Board and the option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

NOTE C - COMMITMENTS AND CONTINGENCIES

The subject matter set forth on Page F-16 of the Company's Form 10-KSB for the year ended December 31, 1994, under Financial Note 8 is hereby incorporated by reference and there has been no significant change to such subject matter.

NOTE D - RELATED PARTY TRANSACTIONS

The subject matter set forth on Page F-22 of the Company's Form 10-KSB for the year ended December 31, 1994, under Financial Note 11 is hereby incorporated by reference and there has been no significant change to such subject matter.

                               TELTRONICS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

The first six months of 1995 reflected sales of $11,350,000 compared to $7,623,000 for the first six months of 1994. Gross profit increased to $3,853,000 from $3,782,000 for the same period of last year. Total operating expenses reflected a reduction of $125,000 from the first six months of the prior year. As a direct result of increased sales and reduced expenditures, the first six months of 1995 reflected a net profit of $221,000 as compared to a net profit of $172,000 for the first half of 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

For the three months ended June 30, 1995 the Company's total sales and gross margin percentage were $5,679,789 and 35.9% respectively, compared to $3,637,895 and 50.6% for the same period of 1994. The three months ended June 30, 1995 reflected an improvement in gross margin over the first three months of 1995 which produced total sales of $5,670,705 and a gross margin of 32.0%.

Total operating expenses for the three months ended June 30, 1995 were $1,692,075, a reduction of approximately $40,000 from the same period of 1994. Operating expenses for the first three months of 1995 were $1,693,980.

The sales increase of approximately 56% over the comparable period of 1994 in conjunction with controlled expenditures resulted in operating income of $348,077 for the three months ended June 30, 1995 as compared to operating income of $108,694 for the same period of 1994.

Other income and expenses for the three months ended June 30, 1995 reflected expenses totaling $161,782. This was approximately $92,000 above the same period of the prior year primarily as a result of additional interest expense of approximately $18,000 and a non-recurring financing expense charge of $65,500 related to the issuance of 65,500 restricted shares of the Company's common stock to previous holders of an aggregate $350,000 of the Company's convertible promissory notes.

Net profit for the three months ended June 30, 1995 was $186,295 as compared to $39,386 for the comparable period of 1994 and $34,703 for the first three months of 1995.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Total sales for the six months ended June 30, 1995 increased by 48.9% to $11,350,494 as compared to $7,623,263 for the first six months of 1994. This increase was primarily the result of additional sales in the Long Distance Management ("LDM") product line.

                               TELTRONICS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  CONTINUED


Gross profit for the first six months increased to $3,853,455 from $3,781,733 for the same period of 1994. Gross profit reflected at 33.9% of sales for the first six months of 1995 as compared to 49.6% for the same period of 1994. The aggressive marketing program for the LDM product line resulted in lower margin on those product sales.

Total operating expenses for the first six months of 1995 were $3,386,055, a reduction of $124,769 from the same period last year.

Income and expenses reflected expenses of $246,402, an increase of approximately $147,000 above the same period last year. This increase was primarily the result of increased interest charges and a non-recurring financing expense charge of $65,500.

Net profit for the first six months of 1995 was $220,998, an increase of $49,380 above the 1995 profit of $171,618 for the first six months.

FINANCIAL CONDITION

Total assets at June 30, 1995 were $7,902,072 compared to $7,968,361 at December 31, 1994. The Company's current ratio at June 30, 1995 was 1.15:1 compared to 1.10:1 at December 31, 1994.

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

The Company's working capital ratio at June 30, 1995 was 1.15:1. Net working capital was $708,772 at June 30, 1995. Short term requirements are expected to be met through cash flows from operations augmented by the credit line facility.

However, the Company is investigating the possibility of other equity or debt financing. In the event that the Company was successful in securing additional funding, the Company should be in a position to grow its business more rapidly.

CURRENT OUTLOOK

Although the Company has achieved higher sales during the first six months of 1995 compared to the same period of 1994, these have been of a lower margin due to the higher percentage of product being dialers which have traditionally a lower margin than other products of the Company. During the first quarter, the Telecommunication

                               TELTRONICS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  CONTINUED

Information Systems product sales ("TIS") which is responsible for sales of the Telemanagement software and Remote Maintenance products had a slow start. However, the second quarter did reflect improved sales of these products. The Company enjoys higher margins on these products and feels confident that these should contribute positively to the Company's profitability

The Company feels that it is well positioned in its current markets to continue to grow its sales during 1995. The Company continues to focus on ways to become more efficient in supplying its products to the market.

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS


ITEM 2.         CHANGES IN SECURITIES - None


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None


ITEM 5.         OTHER INFORMATION - None


ITEM 6A.        EXHIBITS


                10.136      Specimen of Stock Option Agreement  . . . . . . . . . . . . . . . . . . . .  (a)

                10.137      Teltronics, Inc. 1995 Incentive Stock Option Plan   . . . . . . . . . . . .  (b)

                27          Financial Data Schedule (for SEC use only)  . . . . . . . . . . . . . . . .  (a)


ITEM 6B.        REPORT ON FORM 8-K - None

--------------------------------

(a) Filed as an Exhibit to this Quarterly Report on Form 10-QSB for the 3 month period ended June 30, 1995.
(b) Filed as an Exhibit to Teltronics' Definitive Proxy Statement filed July 12, 1995.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TELTRONICS, INC.





August 11, 1995                        s/Ewen Cameron
                                       --------------------------------------
                                       President and Chief Executive Officer