Form 10QSB
period 1995-09-30
TELTRONICS INC
filed 1995-11-13
CIK 97052

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      SEPTEMBER 30, 1995
                                     ------------------------------------------

                                     or

(  )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from                 to
                                     ---------------    -------------------

Commission file number                         0-17893
                      ---------------------------------------------------------

                              TELTRONICS, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           Delaware                                         59-2937938
----------------------------------                 ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

          2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
--------------------------------------------------------------------------------
                  (Address or principal executive offices)

Issuer's telephone number               (941) 753-5000
                          ------------------------------------------------------

                                Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last year)


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,550,168 .
                                                             ------------

PART I - FINANCIAL INFORMATION


                              TELTRONICS, INC.

                                BALANCE SHEET


                                   ASSETS


                                                                    September 30,               December 31,
                                                                       1995                       1994
                                                                -----------------          -----------------
                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $         582,732          $          19,824
  Accounts receivable, net of allowance for
    doubtful accounts of $80,843 at
    September 30, 1995 and $135,607 at
    December 31, 1994                                                   3,310,266                  2,355,047
  Inventories                                                           1,826,316                  1,753,848
  Income taxes receivable                                                  30,700                    668,780
  Prepaid expenses and other current assets                               336,925                    288,410
                                                                -----------------          -----------------
      Total current assets                                              6,086,939                  5,085,909
                                                                -----------------          -----------------

PROPERTY AND EQUIPMENT, NET                                             1,627,735                  1,207,196
                                                                -----------------          -----------------

OTHER ASSETS:
  Prepaid lease guarantee, net                                            277,683                    298,680
  Software development costs, net                                          89,322                    156,822
  Software licensing rights, net                                          882,566                    886,755
  Other                                                                    62,099                     62,999
                                                                -----------------          -----------------
      Total other assets                                                1,311,670                  1,405,256
                                                                -----------------          -----------------

TOTAL ASSETS                                                    $       9,026,344          $       7,698,361
                                                                =================          =================





                             See accompanying notes

                                TELTRONICS, INC.

                                 BALANCE SHEET
                                  (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    September 30,               December 31,
                                                                       1995                       1994
                                                                -----------------          -----------------
                                                                   (unaudited)
CURRENT LIABILITIES:
  Current portion of long term debt                             $       3,010,212          $       2,491,679
  Current portion of long term lease obligations                          230,348                    185,480
  Accounts payable                                                      1,209,688                    960,421
  Accrued liabilities                                                     663,739                    763,959
  Deferred income                                                         207,559                    146,982
  Other current liabilities                                                81,431                     65,195
                                                                -----------------          -----------------
      Total current liabilities                                         5,402,977                  4,613,716
                                                                -----------------          -----------------

LONG-TERM LIABILITIES:
  Capital lease obligations, less current portion                         378,334                    271,898
  Long-term debt, less current portion                                    678,184                  1,267,454
                                                                -----------------          -----------------
      Total long-term liabilities                                       1,056,518                  1,539,352
                                                                -----------------          -----------------


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par, 50,000,000
    shares authorized, 2,550,168 issued and
    outstanding at September 30, 1995 and
    982,440 at December 31, 1994                                            2,551                        983
  Additional paid-in capital                                           10,790,778                 10,293,223
  Accumulated deficit                                                  (8,226,480)                (8,748,913)
                                                                -----------------          -----------------
      Total shareholders' equity                                        2,566,849                  1,545,293
                                                                -----------------          -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $       9,026,344          $       7,698,361
                                                                =================          =================





                             See accompanying notes

                                TELTRONICS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               3 MONTHS ENDED                           9 MONTHS ENDED
                                       ------------------------------           -----------------------------
                                                SEPTEMBER 30,                            SEPTEMBER 30,

                                           1995              1994                  1995               1994
                                      -------------      -------------         ------------       -------------
SALES                                 $   5,461,479      $   3,417,146         $ 16,811,973       $  11,040,409
COST OF GOODS SOLD                        3,190,689          1,670,136           10,687,728           5,511,666
                                      -------------      -------------         ------------       -------------

GROSS PROFIT                              2,270,790          1,747,010            6,124,245           5,528,743
                                      -------------      -------------         ------------       -------------

OPERATING EXPENSES
  General and administrative                480,423            790,580            1,249,591           2,064,397
  Research and development                  352,022            218,254            1,150,583             805,846
  Selling and marketing expenses          1,035,438          1,029,159            2,853,764           2,678,574
                                      -------------      -------------         ------------       -------------

                                          1,867,883          2,037,993            5,253,938           5,548,817
                                      -------------      -------------         ------------       -------------

OPERATING INCOME (LOSS)                     402,907           (290,983)             870,307             (20,074)

OTHER INCOME (EXPENSES)
  Interest                                 (102,633)           (67,129)            (280,921)           (173,215)
  Gain/Loss on ComCentral transactions          ---           (897,781)                 ---            (897,781)
  Miscellaneous                               1,161               (298)              (1,453)              6,497
  Financing expense                             ---           (165,344)             (65,500)           (165,344)
                                      -------------      -------------         ------------       -------------

                                           (101,472)        (1,130,552)            (347,874)         (1,229,843)
                                      -------------      -------------         ------------       -------------

INCOME (LOSS) BEFORE
  INCOME TAXES                              301,435         (1,421,535)             522,433          (1,249,917)

PROVISION (BENEFIT) FOR
  INCOME TAXES                                  ---           (560,470)                 ---            (560,470)
                                      -------------      -------------         ------------       -------------

NET INCOME (LOSS)                     $     301,435      $    (861,065)        $    522,433       $    (689,447)
                                      =============      =============         ============       =============

NET INCOME (LOSS) PER SHARE           $        0.12      $       (1.17)        $       0.29       $       (1.10)
                                      =============      =============         ============       =============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                      2,550,168            737,238            1,811,611             628,852
                                      =============      =============         ============       =============





                             See accompanying notes

                                TELTRONICS, INC.



                 STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)





                                                                                   Retained
                                         COMMON STOCK             Additional       Earnings
                                         ------------               Paid-In      (Accumulated
                                   Shares           Amount          Capital        Deficit)             Total
                                   ------           ------          -------        --------             -----
BALANCE AT,
  December 31, 1994               982,440           $  983      $10,293,223      $(8,748,913)         $1,545,293

Shares issued for conversion
  of notes                        167,728              168          344,955              ---             345,123

Shares issued pursuant to
  conversion rights             1,400,000            1,400          152,600              ---             154,000

Net Profit                                             ---              ---          522,433             522,433
                                ---------           ------      -----------      -----------          ----------

BALANCE AT,
  September 30, 1995            2,550,168           $2,551      $10,790,778      $(8,226,480)         $2,566,849





                             See accompanying notes

                                TELTRONICS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                9 MONTHS ENDED
                                                                 -------------------------------------------
                                                                                 September 30,
                                                                 -------------------------------------------
                                                                       1995                       1994
                                                                 ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $        522,433           $       (689,447)

  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                         412,592                    898,251
    Cost of conversion rights                                              65,500                    581,520
    Changes in assets and liabilities:
      Loss on ComCentral transactions                                         ---                    652,000
      Accounts receivable and other assets                             (1,003,734)                  (102,799)
      Income tax receivable                                               638,080                   (289,920)
      Inventories                                                         (72,468)                  (716,030)
      Due from affiliates                                                     ---                    209,363
      Deferred income taxes                                                   ---                   (270,550)
      Accounts payable and accrued liabilities                            149,047                    289,213
      Deferred income                                                      60,577                        ---
      Other current liabilities                                            16,236                        ---
                                                                 ----------------           ----------------
         Net cash flows from operating activities                         788,263                    561,601
                                                                 ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (765,630)                   (97,571)
  Capitalized software development costs                                      ---                   (767,000)
                                                                 ----------------           ----------------
         Net cash flows from investing activities                        (765,630)                  (864,571)
                                                                 ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                         16,460,667                 10,322,500
  Repayment on line of credit                                         (15,704,829)               (10,063,284)
  Repayment of notes payable and
    other long-term debt                                                 (671,386)                   (77,898)
  Advance from related party                                               14,000                        ---
  Proceeds from notes/leases payable                                      441,823                    125,000
                                                                 ----------------           ----------------

         Net cash flows from financing activities                         540,275                    306,318
                                                                 ----------------           ----------------

Net increase (decrease) in cash                                           562,908                      3,348
Cash and cash equivalents, beginning of year                               19,824                     10,332
                                                                 ----------------           ----------------
Cash and cash equivalents, end of period                         $        582,732           $         13,680
                                                                 ================           ================




                             See accompanying notes

                                TELTRONICS, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of September 30, 1995 and for the nine month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1994 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

NOTE C - RELATED PARTY TRANSACTIONS

The subject matter set forth on Page F-22 of the Company's Form 10-KSB for the year ended December 31, 1994, under Financial Note 111 is hereby incorporated by reference and there has been no significant change to such subject matter.

NOTE D - SUBSEQUENT EVENTS

The Company entered into a Software License Agreement effective January 1, 1993 to market and sell certain software in North and South America. During 1995, sales realized were less than the minimum required under the agreement to retain the rights. Therefore the Company sold its rights under the agreement to the Licensor in October for $165,000.

The $882,566 recorded as an asset approximates the corresponding liability and accordingly, the sale will result in a net gain of $165,000 which will be included as a component of other income in the 4th quarter.

                                TELTRONICS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The first nine months of 1995 reflected sales of $16,812,000 compared to $11,040,000 for the first nine months of 1994. Gross profit increased to $6,124,000 from $5,529,000 for the same period last year. Total operating expenses reflected a reduction of $295,000 from the first nine months of the prior year. As a direct result of increased sales and reduced expenditures, the first nine months of 1995 reflected a net profit of $522,000 as compared to a net loss of $(689,000) for the first nine months of 1994.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

For the three months ended September 30, 1995 the Company's total sales and gross margin percentage were $5,461,479 and 41.6% respectively, compared to $3,417,146 and 51.5% for the same period of 1994. This increase was primarily the result of additional sales in the Long Distance Management ("LDM") product line. The three months ended September 30, 1995 reflected an improvement in gross margin over the first six months of 1995 which produced total sales of $11,350,494 and a gross margin of 34.0%.

Total operating expenses for the three months ended September 30, 1995 were $1,867,883, a reduction of approximately $170,000 from the same period of 1994.

The sales increase of approximately 60% over the comparable period of 1994 in conjunction with controlled expenditures resulted in operating income of $402,907 for the three months ended September 30, 1995 as compared to an operating loss of $(290,983) for the same period of 1994.

Other income and expenses for the three months ended September 30, 1995 reflected expenses totaling $101,472.

Net profit for the three months ended September 30, 1995 was $301,435 as compared to a net loss of $(861,065) for the comparable period of 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Total sales for the nine months ended September 30, 1995 increased by 52.3% to $16,811,973 as compared to $11,040,409 for the first nine months of 1994. This increase was primarily the result of additional sales in the Long Distance Management ("LDM") product line.

Gross profit for the first nine months increased to $6,124,245 from $5,528,743 for the same period of 1994. Gross profit reflected at 36.4% of sales for the first nine months of 1995 as compared to 50.1% for the same period of 1994. The aggressive marketing program for the LDM product line resulted in lower margin on those product sales.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

Total operating expenses for the first nine months of 1995 were $5,253,938, a reduction of $294,879 from the same period of last year.

Other income and expenses reflected expenses of $347,874 comprised primarily of interest expense and non-recurring financing expense charge of $65,500.

Net profit for the first nine months of 1995 was $522,433, an increase of $1,211,880 above the 1994 loss of $(689,447) for the first nine months.

FINANCIAL CONDITION

Total assets at September 30, 1995 were $9,026,344 compared to $7,698,361 at December 31, 1994. The Company's current ratio at September 30, 1995 was 1.13:1, compared to 1.10:1 at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided by bank borrowings and borrowings
from The CIT Group/Credit Finance ("CIT").   The CIT facility provides for
borrowing up to $3.5 million. At September 30, 1995, $214,008 of this was a term loan secured by fixed assets at an interest rate of 3% above the prime rate to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured by inventory and receivables at an interest rate of prime plus 3%.

The Company's working capital ratio at September 30, 1995 was 1.13:1. Net working capital was $683,962 at September 30, 1995. Short term requirements are expected to be met through cash flows from operations augmented by the credit line facility.

However, the Company is continuing its efforts to secure possible equity or debt financing. In the event that the Company was successful in securing additional funding, the Company should be in a position to grow its business more rapidly

OUTLOOK

Although the Company has achieved higher sales during the first nine months of 1995 compared to the same period of 1994, these have been of a lower margin due to the higher percentage of product being dialers which have traditionally a lower margin than other products of the Company. There are indications that the market for dialers is slowing down, which could have an affect on fourth quarter sales. During the first quarter sales of the Telecommunication Information Systems products ("TIS") which is responsible for sales of the Telemanagement software and Remote Maintenance products experienced a slow start. However, the second and third quarters reflect improved sales of these products. The Company enjoys higher margins on these products and expects these products to contribute positively to the Company's profitability.

The Company continues to focus on ways to become more efficient in supplying its products to the market.

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                In September, 1995, Commstar, Ltd., a Canadian corporation, commenced litigation against the Company, a Director of the Company and a former subsidiary of the Company in the Circuit Court of the Thirteenth Judicial Circuit of Florida, Hillsborough County, seeking damages in connection with the sale of shares of its former subsidiary in 1993. The Plaintiff seeks rescission and damages in excess of $15,000. The Company filed a Motion to Dismiss which is scheduled to be heard in January, 1996. The Company has meritorious defenses to the claims.


ITEM 2.         CHANGES IN SECURITIES - None


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None


ITEM 5.         OTHER INFORMATION - None


ITEM 6A.        EXHIBITS

                10.138      Promissory Note between Barnett Bank of Manatee
                            County, N.A. and Teltronics, Inc. dated July 7,
                            1995  . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)

                10.139      Purchase Agreement between SR Comms Management
                            Ltd., and Teltronics dated October 2, 1995 . . . . . . . .  (a)

                27          Financial Data Schedule (for SEC use only) . . . . . . . .  (a)



ITEM 6B.        REPORT ON FORM 8-K - None

-----------------

(a)         Filed as an Exhibit to this Report on Form 10-QSB.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TELTRONICS, INC.





November 13, 1995                       /s/ Ewen Cameron
                                        -------------------------------------
                                        President and Chief Executive Officer