Form 10KSB40
period 1995-12-31
TELTRONICS INC
filed 1996-03-28
CIK 97052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      FOR THE FISCAL YEAR ENDED            DECEMBER 31, 1995

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (No Fee Required)

For the transition period from                       to
                              -----------------------   -----------------------

Commission File Number    0-17893

                              TELTRONICS, INC.
            ----------------------------------------------------
               (Name of small business issuer in its charter)

         Delaware                                                                             59-2937938
-------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of Incorporation or organization)                       (IRS Employer Identification Number)

      2150 Whitfield Industrial Way,  Sarasota, Florida           34243
-------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

 Issuer's telephone number, including area code:               (941)753-5000
-------------------------------------------------------------------------------
     Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common stock, $.001 par value
                        -----------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes     X
No                                                              ---------
  ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ X ].

Issuer's revenues for its most recent fiscal year.            $21,603,491

The aggregate market value (closing bid price) of the Registrant's common stock held by non-affiliates at March 15, 1996, was approximately $5,480,820. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if expense, the issuer may calculate the aggregate the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 15, 1996, 2,610,168 shares of the Registrant's common stock, par value $.001, were issued and outstanding.


Exhibit index appears on pages  28-30 .

                                     PART 1
                                     ------


ITEM 1.  BUSINESS

GENERAL

         Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation incorporated on February 15, 1989, and successor to Comnet Systems, Inc., designs, develops, manufactures and markets telecommunication equipment and application software products, and engages in contract manufacturing.

         In 1990 the Company acquired substantially all of the assets of COM DEV, Inc. ("Com Dev") and Com Dev's wholly-owned subsidiary, TC Telemanagement, Inc. ("TC Telemanagement"). Com Dev and TC Telemanagement designed, developed, manufactured and marketed telecommunication hardware and software products.

         In August 1991, the Company through ComCentral Acquisition Corp., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding securities of Catalyst Communications Corporation, a Utah corporation now known as ComCentral Corp. ("ComCentral"). ComCentral, and its wholly-owned subsidiary ComCentral, Inc. were providers of long distance telecommunication services. During May through July 1993, the Company disposed of its interest in the common stock of ComCentral. In November and December 1993 the Company accepted 602,000 (pre-reverse split) shares of ComCentral's common stock in satisfaction of approximately $852,000 of inter-company debt ComCentral owed to the Company, and in December 1993 the Company disposed of 100,000 (pre-reverse split) shares of ComCentral's common stock. At December 31, 1994, the Company owned 502,000 (pre-reverse split) shares of ComCentral's common stock and 250,000 (pre-reverse split) shares of ComCentral's series A preferred stock.
As of December 31, 1994, the Company has written down its investment in ComCentral's shares to zero. (See FINANCIAL STATEMENTS - Page F-12, Note 2). ComCentral (File No. 33-42635) was and may still be is a separate reporting company required to file periodic reports pursuant to Section 12(g) under Securities Act of 1934 as amended.

         In December, 1992 the Company entered into an exclusive licensing agreement with Systems Reliability, Inc. ("SRI") of Sarasota, Florida to sell and distribute SRI's ORBi-TEL line of Call Accounting products exclusively in North and South America. The Agreement called for a payment of 30% of gross sales up to a maximum of $1.6 million. During 1995, sales realized were going to be less than the minimum required under the agreement to retain the rights. Therefore the Company sold its rights under the agreement to the Licensor in October for $165,000 and is to receive an amount equal to 20% of all revenues of the system software generated in the territory, exclusive of maintenance, warranty, installation and any other ongoing service or support charges, as adjusted in accordance with the agreement, from specific customers as detailed in the agreement for a period of 12 months and an amount equal to 5% of all revenues of the system software in the territory, exclusive of maintenance, warranty, installation and any other ongoing service or support charges, as adjusted in accordance with the agreement, from customers not specified in the agreement for a period of 18 months. SRI was a wholly owned subsidiary of SR Comms Ltd. of the UK. SR Comms Ltd. is a wholly owned subsidiary of TSB International, a publicly traded company on the Toronto Stock Exchange.

         In October 1995, the Company formed a subsidiary, AT Supply, Inc. ("AT Supply"), to engage in sales and distribution of telecommunications hardware, software and related products as Advantage Telcom Supply Company. The Company, through its wholly-owned subsidiary TTG Acquisition Corp. ("TTG"), owns 80% of the outstanding common stock of AT Supply. During the same period TTG made working capital loans in the amount of $196,000 to AT Supply pursuant to two (2) Line of Credit Notes payable upon demand on or before October 31, 1996. AT Supply is a co-obligor of the Company's Line of Credit with The CIT Group/Credit Finance ("CIT"). See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - General Overview.

         In March 1996, the Company entered into a Memorandum of Agreement to transfer to the Company's subsidiary, ISL, Inc. the technology for a small, self-contained, voice-activated, portable, pentium(R) processor-driven, multi-media computer ("Technology"). If consummated, the transfer of the Technology could involve the issuance of up to 1,000,000 shares of the Company's common stock, which, if issued, would be subject to several conditions, including an escrow of the shares to secure indemnification obligations of the current owners of the Technology, Board of Directors approval of the company, and restrictions on the right to vote the shares until satisfaction of certain conditions, including award of a significant contract utilizing the Technology. There can be no assurance that numerous conditions necessary to consummate the transfer of the Technology will be satisfied.

     The Company and its subsidiaries employ 206 people as of February 29, 1996.

INDUSTRY SEGMENTS

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENT


                                                            ----------------------------------
                                                             YEAR ENDED DECEMBER 31, 1995
                                              -------------------------------------------------------------
                                                 PRODUCT                  SOFTWARE             CONSOLIDATED
                                                 SEGMENT                   SEGMENT                 TOTALS
                                               -----------               -----------            ------------
      Total  revenues                         $21,449,966                 $153,525            $21,603,491
      Operating income (loss)                     716,863                   41,002                757,865
      Identifiable assets                       8,767,129                   66,822              8,833,951
      Depreciation and
         amortization                             547,514                   94,189                641,703
      Capital expenditures                        874,695                      ---                874,695

                                                               YEAR ENDED DECEMBER 31, 1994
                                              -------------------------------------------------------------
                                                 PRODUCT                 SOFTWARE             CONSOLIDATED
                                                 SEGMENT                 SEGMENT                 TOTALS
                                               -----------             -----------            ------------
      Total  revenues                         $13,090,640               $1,671,704            $14,762,344
      Operating income (loss)                  (1,611,114)              (1,236,661)            (2,847,775)
      Identifiable assets                       6,323,218                1,375,143              7,698,361
      Depreciation and
         amortization                             566,656                1,898,427              2,465,083
      Capital expenditures                        396,367                      ---                396,367


DESCRIPTION OF BUSINESS

PRODUCTS PRODUCED AND SERVICES PROVIDED

         The Company designs, develops, manufactures, and markets electronic hardware and application software for the telecommunications marketplace, as well as engaging in contract manufacturing.

         During the year ended December 31, 1995, sales to the Company's four largest customers (Telsource Corporation, Nielsen Media Research, C&L Communications, and Wisconsin Wireless) accounted for approximately 56.4% of the total sales revenue. One customer accounted for 37% of total sales revenue.

         In 1993, the Company reorganized, consolidating the businesses of TC Telemanagement, Inc., and Teltronics into one company. This resulted in reducing overhead and better focusing the Company on increasing sales through major distributors. The Company's product development strategy continues to be the enhancement of existing product lines.

         The Company's key markets within the telecommunications industry include: Long Distance Management, Remote Maintenance, Call Accounting and Telecommunications Management. External to telecommunications, but also considered a key market is Contract Manufacturing.

         LONG DISTANCE MANAGEMENT ("LDM")

         In today's largely deregulated telecommunications industry, there are many carriers. Some of the better known are AT&T, Sprint, and MCI, plus over 300 smaller companies who sell or re-sell long distance and intralata telephone service. These carriers compete to provide their customers with lower priced telephone call routing, and until recently, were known as Interexchange Carriers ("IXCs").

         The advent of intralata competition changed the definition of these carriers, and added a new dimension to the market for the Company's LDM products. Additional regulatory changes have taken place allowing these carriers to compete in the area of local call traffic, further broadening the market for the Company's products.

         The Company's LDM products assist their owners in creating revenue. These products are divided in two categories: the Network Manager products and the Automatic Call Processor products. Both categories have evolved in great part as a result of deregulation of the telecommunications industry in the United States.

         The first category consists of the Network Manager products, which are purchased primarily by long distance and intralata telephone carriers. The Network Manager products analyze the digits dialed by a caller and determine which calls are best handled by the carrier. They translate the caller's dialed digits as required to access the carrier's facilities in a way totally transparent to the caller.

         Automatic Call Processors, the second category of LDM products, are designed to address vertical market niches such as the lodging industry and correctional institutions, where resale of telephone services is permitted. These products provide a transaction based revenue stream for the owner of the product by producing a margin between what legally may be charged for calls and the price the owner pays to process the call through the telephone network.
The Company continues to look at export markets both in Australia and Europe.

         Each time regulations change, a niche may open for LDM products which can, in general, translate the old way of doing things to the new. The Company is now seeing continued regulatory changes in the United States, and an accelerated rate of deregulation in other parts of the world. As deregulation and competition increase, the Company is adapting its LDM products to take advantage of these domestic and international opportunities.

         Management of the Company believes the Company has established a strong competitive position in the Long Distance Management market. The Company's products competing in the Long Distance Management market include the Network Manager, Network Manager +, ACP PLUS, and ACP+ONE. A brief description of these products follows.

         NETWORK MANAGER AND NETWORK MANAGER +. These two products are functionally identical but are available in different physical configurations to address varying market requirements.

         The principle function of the Network Manager is to route calls from their originating point to the desired carrier. This is accomplished by analyzing the digits dialed by a caller and translating them to the necessary digit patterns to be dialed on the public telephone network. The Network Manager can route individual calls to the user's most cost-effective long distance carrier based on the telephone number dialed.

         The Network Manager also provides cost-effective long distance calling and toll restriction for all tone and rotary dial telephones. The Network Manager screens calls and can block, a) calls without a proper authorization code, b) all or certain local calls based on the number dialed, and c) all or certain long distance calls based on the number dialed (including special access phone numbers such as those beginning with 950 and 976).

         The design of the Network Manager is modular and allows the customer to purchase the exact number of lines required. This is often a competitive advantage, both in very small and very large applications. The Network Manager + is a value engineered, four line product that addresses a specific high volume application. It is designed for quick installation and simple programming through automated tools provided by the Company.

         The Network Manager and Network Manager + are used primarily in businesses, schools, prisons and hospitals. The market for Network Managers has been mature and stable.


         AUTOMATED CALL PROCESSOR ("ACP") PRODUCTS. The ACP product family is designed to automatically process calls that would normally require an operator or would utilize the automated calling card functions provided by the telephone company. Typical examples are calls charged to a telephone company calling card or collect calls. In the industry, these calls are referred to as 0+ calls because they all start by dialing 0 plus the destination number.

         ACP products process 0+ calls. When, for example, a caller dials 0+ a destination number to make a call charged to a telephone company calling card, the ACP intercepts the destination number before it is dialed onto the public telephone network. The ACP then presents the industry standard "bong" tone, and prompts the caller to enter the calling card number. Once completed, the ACP dials a 1+, direct-distance-dialed call to the destination and connects the caller. This 1+ call is placed over very low cost long distance facilities that have been contracted for by the owner of the ACP.

         The destination number and the calling card number are stored in the ACP along with the duration of the call, and this transaction data is collected automatically, via teleprocessing, by host software marketed by the Company. The calls are priced at the permitted operator-assisted rates, sent to a clearing house to be processed and ultimately are placed on the caller's home telephone bill. Thus, by charging the permitted premium rates for these 0+ calls, but paying a lower charge to route the call via a low cost carrier, the owner of the ACP realizes a profit on each call.

         ACP PLUS. The first member of the ACP product family is ACP PLUS. It provides the 0+ re-selling functions described previously.

         ACP PLUS also provides a means of adhering to an industry regulation which does not permit a re-seller to knowingly bill for an unanswered call. Since the public telephone network does not provide any formal indication to the caller that a call has been answered, a significant technical challenge is presented to the ACP. The ACP PLUS uses sophisticated hardware and software to "listen" for indications that a call has been answered.

         ACP + ONE. For the reasons previously stated, a PABX in a hotel cannot determine when a direct-distance-dialed call (i.e. 1+) from a guest room is answered. This often leads to erroneous billing of unanswered calls, a front desk argument, and an unhappy hotel guest. In addition, PABXs are often configured to ignore calls of short duration, and such call records are discarded as "probably not answered." This results in lost revenue for the hotel which may be significant, even on local calls, since permitted per-call surcharges are not collected.

         ACP + ONE provides a solution to these billing problems. It has all of the features of ACP PLUS, but also detects when 1+ calls have been answered. The record of these calls is corrected to show the proper duration and then sent to the hotel's billing system. In this way, all answered calls may be billed regardless of duration, and calls that were not answered will not be billed.


         REMOTE MAINTENANCE

         Emphasis on service as a product (the maintenance and repair of systems), caused a market for automated fault/alarms management systems to emerge in the 1980's. The market is based on the need to monitor a population of remotely located, computer based systems from a Technical Assistance Center (TAC.) This capability is extremely important in the telecommunications industry as well as in other service environments. To effectively address this market, service providers need state of the art technology to manage and maintain their equipment, and to project a proactive service image to their customers.

         Management of the Company believes that it has established a strong competitive position in the Remote Maintenance market through sales of the following products: Dispatcher, Site Event Buffer-II, and IRIS.

         DISPATCHER. The Dispatcher is a microprocessor based monitoring system that is co-located with the remote system to be monitored for faults. These remote systems are often referred to as Network Elements.

         Most Network Elements, such as PABXs or voice mail systems, generate maintenance information as events occur; they may also be queried for this information. The Dispatcher constantly evaluates the maintenance data stream from the Network Element. Once a problem has been identified, the Dispatcher automatically calls the Technical Assistance Center (TAC) responsible for servicing the Network Elements and reports the specific location and the associated problem. The Dispatcher also provides secure access to the Network Element enabling the TAC to remotely perform scheduled or emergency maintenance while hackers and other unauthorized users are blocked from access.

         GTE, PacTel Meridian Systems, NYNEX Meridian Systems, Southwestern Bell, and the Puerto Rican Telephone Company (PRTC) use the Dispatcher as part of an integrated system to provide enhanced maintenance services to their customer bases. As these customers demand more enhanced features, there will be a gradual phase out of the Dispatcher product line, moving to the more feature-rich SEB-II.

         SITE EVEN BUFFER-II ("SEB-II"). Like the Dispatcher, the SEB-II monitors remotely located Network Elements, but is a much more sophisticated system.

         The SEB-II may simultaneously monitor up to four Network Elements. In addition to fault/alarm reporting and security functionality that exceeds that of the Dispatcher, the SEB-II also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II to concurrently collect and store various forms of data, such as Station Message Detail Records (SMDR), Automatic Call Distribution (ACD) data, and PABX traffic information. By using one of the Company's Management Information Systems (MIS), this data may be retrieved and processed into useful reports.

         The SEB-II is a multi-application product whose architecture permits its operational characteristics to be completely changed by remotely downloading new software. Introduced in mid-1991, the SEB-II replaces the original Site Event Buffer-I (SEB-I) with a product that offers increased functionality, twice the data storage capacity, and support for additional Network Elements.

         In late 1993, development efforts were initiated which provided for scripts, written in a high-level language, that may be used to create a dialogue between the SEB-II and the Network Element. This dialogue will allow the SEB-II to clear fault conditions present in the Network Element and to perform more complex analysis of maintenance data. Included in these development activities is the design of high speed internal modems required for more demanding applications and for international markets. These developments were completed in 1994.

         BellSouth, GTE, PacTel Meridian Systems, NYNEX Meridian Systems, Bell Atlantic Meridian Systems, British Columbia Telephone, Mitel, NEC, ROLM, and Critical Services Management use SEBs and SEB-IIs as part of an integrated system to provide enhanced maintenance services to their customer bases.

         SEB jr..   Teltronics' latest entry in the Remote Maintenance
marketplace, SEB jr. was introduced to penetrate a new segment of the market. SEB jr. is designed as an affordable remote monitor for smaller, less expensive Network Elements, yet provide virtually all of the features of the SEB-II. SEB jr. is positioned to allow service providers to offer complete end-to-end monitoring of networks consisting of a wide variety of elements. With the introduction of SEB jr., Teltronics Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network Elements, regardless of size or cost.

         IRIS. The IRIS system is a UNIX-based software package that is used by service providers in Technical Assistance Centers to monitor alarms and to process data collected from the Network Elements.

         In operation, Dispatchers and SEBs associated with remote Network Elements report events to IRIS. These events may represent alarm conditions in the Network Elements, or may simply be status information to indicate that everything is working properly. Using IRIS, the service provider often resolves problems before the customer is aware of them. IRIS is also used to collect data stored in SEBs and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access Network Elements for routine maintenance.

         The status of Network Element alarms is maintained in IRIS, and the service provider may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of Network Elements.

         IRIS is currently available on a personal computer platform for the medium sized service provider, and on the IBM RS/6000 family of RISC-based super-minicomputers for those customers with a large population of Network Elements and associated Dispatchers or SEBs.

         IRIS is used by BellSouth, GTE, PacTel Meridian Systems, NYNEX Meridian Systems, Bell Atlantic Meridian Systems, British Columbia Telephone, Mitel, NEC, ROLM, and Critical Services Management as the Management Information System that is the heart of their service offerings.

        IRIS TRAFFIC. This optional IRIS software module is a traffic analysis system that allows service providers to perform traffic studies on Northern Telecom SL-1 and Meridian-1 PABX systems. The information created by this application assists the service provider in "fine tuning" their customer's PABX to operate at peak efficiency. The IRIS Traffic system has proven to be a very effective revenue generator for service providers by allowing them to identify PABX upgrades to sell to their customers and provide enhanced performance or new features.


         TELECOMMUNICATION MANAGEMENT

         Telemanagement and Call Accounting are very competitive markets in North America with over 150 companies battling for market share.

         The Company negotiated a favorable distribution agreement with the software developer (MDR Telemanagement Limited) for an OEM version of their DOS/Windows product. The product is sold under the trade name of ORBi-TEL for Windows. The Company has an agreement with Nortel to sell, install, and train its customers on this product.

         In 1994, the Company evaluated its product offering and discontinued the CallQuest IV, call accounting product. In 1995, the Company sold its rights for ORBi-TEL/UNIX to TSB International of Canada. The Company, however, retained its rights to ORBi-TEL/CO, a central office based call accounting system.

         The products with which the Company competes in the Telemanagement and Call Accounting markets are ORBi-TEL/DOS, ORBi-TEL/Windows, and ORBi-TEL/CO. A brief description of these products follows.

         ORBI-TEL/DOS AND ORBI-TEL/WINDOWS. ORBi-TEL/DOS and ORBi-TEL/Windows are Telemanagement software packages that run on a personal computer under DOS and Windows respectively. While functionally very similar, ORBi-TEL DOS and ORBi-TEL Windows coexist because Windows, while popular, is not always the customer's first choice for an operating system.

         The ORBi-TEL family of products provides comprehensive Call Accounting as well as several other Telemanagement modules: Inventory, Work Order, and Directory Look-up. Both DOS and Windows versions support multiple PABX sites by polling data from collection devices associated with remote PABXs.

         ORBi-TEL/DOS and ORBi-TEL/Windows are targeted at users with PABXs ranging in size from 100 stations to 10,000 stations and multiple sites are supported. These products are marketed directly to end-users and through distributors who sell and service PABXs and key systems.


         ORBI-TEL/CO. A longstanding rivalry for the business telephone market has existed between the operating telephone companies (Telcos) and interconnect companies. In recent years, the Telcos have enhanced their central office based offering (Centrex) to be very competitive in price and feature content with PABX systems. Because the most requested value-added feature in the business telephone market today is Call Accounting, the Telcos must be able to offer PABX-like Call Accounting features to their Centrex customers. ORBi-TEL/CO provides Telcos with a central office based platform for Call Accounting services.

         ORBi-TEL/CO was derived from the standard ORBi-TEL/UNIX system, and provides two different feature sets which may be selected on a per customer basis. First, the system may be configured to deliver call detail records, or SMDR, to the Centrex customer's location so that a Call Accounting system such as ORBi-TEL/Windows may be used to further process the data. Alternatively, the ORBi-TEL system may be configured to provide complete Call Accounting processing and reporting to the Centrex customer. These reports are available through teleprocessing or may be provided by the Telco on a service bureau basis.


         CONTRACT MANUFACTURING

         The size of the Contract Manufacturing market is currently in excess of $19 billion annually worldwide, and has been growing at approximately 20% per year.

         The Company's initial efforts to gain a foothold in the Contract Manufacturing market were modest and limited to a few select customers. Encouraged by acceptable profits and high quality results on smaller projects, and in the belief that a relevant share of the market could be captured, the Company entered the Contract Manufacturing market more aggressively in mid-1993. The Company's revenues during 1994 were over $2.1 million, as compared to $308,000 in 1993. During 1995 the Company's Contract Manufacturing revenues increased by 42.8% from $2.1 million to $3 million.

         The Company's current manufacturing capacity should allow for considerable growth of existing product lines, and should also accommodate a doubling of Contract Manufacturing activities. Contract Manufacturing should enable the Company to profit from economies of scale through increased purchasing power and utilization of excess plant capacity, thus reducing direct material costs and overhead on the Company's baseline products. This should make those products more profitable and competitive in their respective markets.


PATENTS, COPYRIGHTS AND TRADEMARKS

         The Company has no patents or copyright registrations. The following trademarks have been registered: Site Event Buffer, SuperVizor, CallQuest, IRIS, Dispatcher, Net-Path, and SEB InterAct. A trademark application for ORBi-TEL has been filed. The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality agreements presently being executed by key employees.


WARRANTY AND SERVICE

         The Company provides a limited warranty on its products, for a period of from 3 to 36 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company's technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company at its facility in Sarasota, Florida. To date, warranty expenses have been insignificant in proportion to the Company's gross revenues.

COMPONENT PROCUREMENT

         The Company assembles all of its products at its facility in Sarasota, Florida. All components used in the assembly of the Company's products are purchased from distributors and component manufacturers.

         Purchase orders for components are placed from one (1) month to six
(6) months in advance, depending on the supply sensitivity of a particular component. All of the necessary components are available from one of several sources, based upon current price quotations. The Company believes that several suppliers for its product components are available. If these suppliers should stop carrying our manufacturing components for the Company, the Company's operations could, however, be adversely affected until alternative sources are located and increased operating costs could result from product re-engineering required to use such substitute components. Certain electronic components used in the Company's products are purchased through American distributors from sources outside of the United States. The costs of such components increase as the value of the United States dollar decreases in relation to foreign currencies. In addition, the availability of such components may be affected by factors external to the United States, including war, civil strife, embargo and export or import restrictions. Although there can be no assurance, the Company has not experienced and does not anticipate experiencing any significant difficulty in obtaining components.


BACKLOG

         The Company's backlog at December 31, 1995 and 1994 was $3,766,800 and $10,478,000 respectively. At February 29, 1996 and February 28, 1995 the Company's backlog was $4,887,700 and $8,379,300 respectively.


COMPETITION

         The Company has one significant competitor in its Long Distance Management product group (Mitel). The Company has two significant competitors in the Alarm Management marketplace, Microframe, Inc. and TSB International. The Call Accounting Market is saturated with numerous competitors and no one company dominates the market. While there is no dominant competitor in the Company's Remote Maintenance market, one of the Company's customers, NCS, a subsidiary of Northern Telecom, is consolidating its eastern and western operations. One of the Company's Remote Maintenance market competitors, Microframe, sells some Remote Maintenance products to NCS's western operation. NCS has not yet announced which product will be utilized as standard for the consolidated operations. Management of the Company believes that the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products, including new technology and/or products for its Call Accounting product group, as well as development of application software for its products in the Remote Maintenance Markets.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company maintains a continuing research and development program directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 1995, and 1994 were $1,449,000 and $2,158,000 (after capitalization of software development costs), respectively. The amount of software development costs capitalized in fiscal 1995 and 1994 was $-0- and $776,232 respectively.

         Due to the shorter development cycles and speed at which products become technology stale, for both hardware and software, the Company believes that a more conservative approach to software capitalization should be taken. To this end, it decided to write-down the net realizable value of capitalized software during 1994 by $1.2 million. (See Page F-11, Note 2.)


REGULATION

         Part 68 of the Federal Communications Commission ("FCC") Rules ("Part 68") contains the majority of the technical requirements with which telephone systems must comply to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration represents a determination by the FCC that telecommunication equipment interfacing with the public telephone network complies with certain interference parameters and other technical specifications. FCC registration for the Company's products has been granted and the Company intends to apply for FCC registration for all of its new products.

         Certain of the Company's products are also subject to and comply with regulation under Part 15 of the FCC Rules ("Part 15") which requires equipment classified as containing a Class A computing device to meet certain radio and television signal interference requirement. Notwithstanding this minimum compliance, however, Part 15 provides that operators of equipment containing Class A computing devices may be required to take whatever steps are necessary to correct radio and television interference caused by operation of such equipment in a residential area.


ITEM 2.  PROPERTIES


TELTRONICS - HEADQUARTERS AND PLANT

         The Company's main facility consists of approximately 72,000 square feet, located in a two story concrete and steel building leased from ARE Sarasota Limited Partnership ("ARE"), a limited partnership ("ARE Lease"). Approximately 36,000 square feet are used for laboratories and offices. The plant is located at 2150 Whitfield Industrial Way, Sarasota, Florida.

         The monthly ARE Lease payment is $45,555. The ARE Lease expires in August 2005, and may be extended by the Company for two additional five year periods .

         The Company also leases from ARE approximately 7,500 square feet of warehouse space at 2240 Whitfield Industrial Way, Sarasota, Florida. This space is sub-leased to a non-affiliated company at $1,225 per month. The monthly lease payment and terms are included as a part of the ARE Lease.

         The Company formerly maintained an office facility consisting of 8,500 square feet located at 13830 58th Street N., Suite 404, Clearwater, Florida 34620.

         The monthly ICOT lease payment was $8,500 and increased to $9,270 on May 1, 1995. The ICOT lease expires on June 30, 1996. These premises have been sublet to Florida Software Systems, Inc., a company owned by a director and principal shareholder of the Company under a month to month sublease.


ITEM 3.  LEGAL PROCEEDINGS

         On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and ComCentral, seeking damages in connection with a sale of shares of ComCentral in 1993. The complaint seeks rescission, damages in excess of $15,000, as well as costs and attorneys fees. The Company and its director moved to dismiss the complaint on numerous grounds, which was granted on February 9, 1996 without prejudice. If the complaint is refiled the Company believes that it has meritorious defenses to the allegations and will vigorously defend any refiled complaint.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders on August 8, 1995, the shareholders of the Company:

         (1) Elected Norman R. Dobiesz, Ewen R. Cameron and Carl S. Levine directors to serve until the next annual meeting of shareholders;
         (2) Ratified the appointment of Millward & Company as the Company's independent auditors for the 1995 fiscal year; and
         (3) Ratified the adoption of the Company's 1995 Incentive Stock Option Plan.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         As of August 1, 1989, the Company listed its Common Stock for trading on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). The Company's common stock trades on The Nasdaq Small Cap Market(SM) tier of The Nasdaq Stock Market(SM) under the symbol: TELT. The following table sets forth for the fiscal periods indicated the high and low closing bid quotations in the over-the-counter market for the Company's common stock as reported on Nasdaq. These quotations represent inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

                                 COMMON STOCK
                                 ------------

                                    1995                            1994
                                 Closing Bid                     Closing Bid
                             High           Low               High          Low
                             ----           ---               ----          ---
          PERIOD
          ------
      1st Quarter              4.19        3.06                1.00 (1)      .44 (1)
      2nd Quarter              3.56        1.50               24.25          .34 (1)
      3rd Quarter              6.25        2.06                8.88        2 .75
      4th Quarter              6.00        4.50                6.44        3 .16


         On June 13, 1994, the Company effected a 1 for 25 reverse stock split, reducing the number of issued and outstanding shares from 14,344,000 to 573,760 on such date.

         On March 15, 1996, the closing bid quotation for the Company's common stock as reported on Nasdaq was $5.00. As of March 15, 1996, there were approximately 1,276 shareholders of the Company's common stock. The Company has not paid cash dividends to holders of its common stock and does not plan to pay such dividends in the foreseeable future.

---------------------
(1) Does not reflect the Company's 1:25 reverse stock split effected in June, 1994.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         During 1993 the Company replaced virtually all senior management and consolidated the business of TC Telemanagement, Inc. within the Company, moving all of its personnel from a separate location into the main facility in Sarasota. This resulted in economies in sales and marketing, and development. Having analyzed the business of ComCentral which was a public operator service provider, the management did not believe it fit into its longer term strategy for the Company. The Company therefore decided to divest itself of its majority ownership of

ComCentral. The Company has written down its remaining investment in ComCentral to zero. (See Page F-12, Note 2.) ComCentral became inactive and its stock stopped trading on June 22, 1995.

         1994 saw the first full operational year under the new management team. The Company was refocused under one sales and marketing team selling into four distinct markets. The Long Distance Management, Remote Maintenance, Call Accounting and Telemanagement, and the Contract Manufacturing market. The Company focused its sales team on major resellers of its equipment, for example, the Regional Bell Operating Companies ("RBOC"). The Company introduced new products into those organizations, for example, the ORBi-TEL Call Accounting product. The RBOCs traditionally take a substantial time evaluating products before they officially roll them out to their customers. This can typically be up to twelve to eighteen months.

         During 1994 the Company's line of credit with Barnett of some $2 million was called for repayment. As of the middle of 1994 this was severely hampering the growth of the Company. The Company replaced Barnett with The CIT Group/Credit Finance ("CIT") and also managed to negotiate a higher line of credit of $3.5 million, at the end of October 1994, which has allowed the Company to fund its expansion through growth in sales.

         In 1995 the revenue of the Company increased from $14.8 million to $21.6 million, an increase of 46%. Cost of goods sold in 1995 were $13.2 million or 61% of sales as compared to $8.7 million or 58.7% of sales in 1994.

         The Company experienced increases in all of its markets with the exception of Telemanagement, which decreased from $2.8 million to $1.2 million. The primary reason for the decrease in sales in Telemanagement was the ever increasing marketing pressure on the ORBi-TEL Unix products. This product was originally developed in 1984 and has been extensively modified over the years, however, the newer graphical user interfaces and additional new products that have come to market, have made it increasingly difficult to obtain sales. Furthermore, the ongoing cost of supporting this product was extremely high. ORBi-TEL Unix was in fact a licensed product from TSB International with minimum sales requirements that were not going to be met during 1995. The Company therefore decided to sell the product range back to TSB for $165,000. (See Page F-11, Note 2.) TSB also agreed to take on all of the maintenance and support of the installed base, therefore reducing the ongoing costs to the Company. The Telemanagement products now consist of ORBi-TEL for Windows and ORBi-TEL Central Office. The ORBi-TEL for Windows product is a modern, windows driven graphical product, which fits better in the marketplace. The cost of supporting this product is less and it is easier for the user to utilize. NCS, a wholly-owned subsidiary of Northern Telecom agreed that the Company and NCS would promote the ORBi-TEL for Windows products to its customers. The Company currently provides marketing, sales, installation, and training to NCS's customers for its ORBi-TEL for Windows product. ORBi-TEL for Windows is also distributed by Ericsson, Fujitsu and Southwestern Bell.

         The Company's Remote Maintenance market increased from $4.5 million to $5.9 million, resulting predominantly from sales to the Company's major customers of NCS, GTE, Wisconsin Wireless and a number of the RBOCs. The Company currently enjoys a strong position in this marketplace. NCS is consolidating its east and west operations. One of our competitors, Microframe, sells some products to the western operation. The decision of which product to standardize on, has not been announced by NCS.

         Contract Manufacturing grew from $2.1 million to $3 million. The Company had entered contract manufacturing as a business in 1994 and has continued to see increased sales. The Company had extensive "through-hole" capability which is utilized primarily for the Company's own products and some Contract customers. However, this technology, due to its physical size is beginning to move away and being replaced by what is termed "surface mount". All modern computers and modern electronics now utilize surface mount technology which are much smaller physical packages and provides the ability to put components on both sides of the boards. To that end, the Company acquired two Amistar Surface Mount machines with rating of over 12,000 placements per hour. The Company is already running both these machines, two shifts, and is looking at investing in a third machine to supplement this capability. The Company continues to find business in the niche market of $1 to $5 million per annum with acceptable margins. Typically the margins on contract manufacturing are better than our Long Distance Management product, but less than Remote Maintenance and Telemanagement.

         The largest growth was experienced in the Long Distance Management arena, growing from $4.9 million to $10.4 million. This increase was a direct result of AT&T's aggressive entry into the intralata business in California. Telsource, the main distributor for the Company during 1995 successfully installed over 60,000 dialers. However, this intralata business is beginning to disappear due to technology for equal access. Therefore the Company does not anticipate the same type of revenue coming from the long distance marketplace for 1996. The Company intends to replace this revenue stream with contract manufacturing at better margins.

         In October 1995, the Company formed AT Supply, Inc. ("AT Supply"), in which the Company's wholly-owned subsidiary TTG owns an 80% controlling interest. AT Supply is engaged in sales and distribution of telecommunications hardware, software and related products as Advantage Telcom Supply Company.


RESULTS OF OPERATIONS

         Operating income increased to $766,990 in 1995 from an operating loss of $(2,847,775) in 1994. The write-off of non-recurring charges during 1994 was the primary reason for the loss.

         Cost of sales increased to $13.2 million for 1995 on sales of $21.6 million as compared to costs of $8.7 million on sales of $14.8 million during 1994. The cost of sales for 1995 was 61.1% of sales as compared to costs of 58.7% during 1994 primarily as a result of changes in product mix.

         General and administrative expenses for 1995 were $2.9 million as compared to $3.4 million during 1994 a reduction of 14.7% 1994 administrative expense included non-recurring charges of approximately $305,000, consisting of a $214,800 adjustment to a capitalized license agreement and an increase of $90,000 to bad debt reserve.

         Selling expense decreased to $3.3 million or 15.3% of sales in 1995, as compared to $3.4 million or 23.3% of sales in 1994. Selling expenses were charged with a non-recurring amount of $151,000 in 1994.

         R&D expense decreased 36.4% to $1.4 million in 1995 compared to $2.2 million in 1994. In 1994 the Company wrote down the net realizable value of its capitalized software by $1.2 million.

         Other income (expense) of $(506,000) for 1995 was primarily comprised of $(382,000) in interest charges related to the Company's line of credit, $(287,000) for financing costs and $165,000 income item related to the sale of software rights. See FINANCIAL STATEMENTS - Page F-11, Note 2.

         Other Income (Expense) of $(4.5) million for 1994 was comprised of $(278,000) in interest charges primarily related to the Company's line of credit, $(421,000) for financing costs which was non-recurring, $(898,000) loss on ComCentral transactions (including $652,000 of unrealized losses on securities) which was non-recurring, $(804,000) as a result of cancelling consulting agreements which was also non-recurring and $(2,058,000) related to the cost of a conversion right which was non-recurring. See FINANCIAL STATEMENTS - Page F-18, Note 11(a) - Common Stock.

         1995 reflected a net income of $222,879 compared to a net loss in 1994 of $(6,783,433) which included non-recurring charges of $6,832,800.

                           1994 NON-RECURRING CHARGES
                           --------------------------

         Cost of Sales Adjustments                                                       $ 996,000
         Increased Bad Debt Reserve                                                         90,000
         Adjustment to Capitalized License Agreement                                       214,800
         Write-down of Net Realizable Value of Capitalized Software                      1,200,000
         Financing Expenses                                                                421,000
         Loss on ComCentral Transactions                                                   898,000
         Cost of Conversion Right                                                        2,058,000
         Increased Consulting Costs                                                        151,000
         Settlement of Consulting Agreements                                               804,000
                                                                                        ----------
                                                                                        $6,832,800
                                                                                        ==========


CAPITAL RESOURCES AND LIQUIDITY

         1995 cash requirements were met with cash generated from operations supplemented by borrowings from CIT under its credit facility. On October 28, 1994 CIT replaced the Barnett Bank of Manatee County, N.A. facility with a new increased facility of up to $3.5 million. $296,700 of this was a term loan secured by fixed assets at an interest rate of prime plus 3% to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured by inventory and receivables at an interest rate of prime plus 3% and continues in full force for a term of three years and is renewable for successive terms of two years thereafter.

         Net cash provided by (used in) operations was $822,897 in 1995 compared to $102,308 in 1994. Investing activities, which included fixed asset acquisitions used $(279,289) in cash compared to using $(805,891) in 1994.
Cash used in financing activities during 1995 was the result of payments on long term debt.

         During 1994 the various note holders with whom the Company had privately placed the convertible promissory notes were partially repaid and the balance outstanding was converted into restricted shares of the Company's common stock. $217,302 was converted and $132,698 was repaid.

         The Company's working capital ratio at December 31, 1995 was 1.15:1 as compared to 1.10:1 for 1994. Net working capital was $887,000 and $472,000 for 1995 and 1994 respectively.

         During 1994 the Company augmented its cash flow through bridge lenders and private placements, however, with the increased sales and the associated cash flow the Company satisfied its cash requirements with the CIT facility during 1995.

         The Company continues to investigate other equity or debt financing.


CURRENT OUTLOOK

         During 1995 the Company continued to focus on its core businesses and customers as well as explore new opportunities such as AT Supply, a subsidiary formed in 1995. This has resulted in good growth of its core businesses and some new business. The Company recorded a loss of $(128,000) for AT Supply at December 31, 1995, primarily associated with its start-up. AT Supply was profitable through February, 1996.

         The highest growth business during 1995 was in the Long Distance Management market, particularity through AT&T. However, it is unlikely that this business will continue to grow for 1996. The Company has orders for some $2 million of LDM for 1996, and does not anticipate substantial additional orders. The Company continues to sell into the Australia/Asia market, through Telematic, its distributor in Australia.

         Although a large number of sales for 1995 came from LDM, this product line is a very low margin product. The Company therefore intends to increase Contract Manufacturing for 1996 to replace the revenue line from LDM. Although Contract Manufacturing is also a lower margin business, it is anticipated in the niche market that the Company is active in, the $1 to $5 million per annum runs, that acceptable margins can be realized.

         The Company continues to see growth in its Remote Maintenance business and anticipates an upswing in its Telemanagement business for 1996. The Company is currently looking for suitable distributors in the European marketplace to promote its Remote Maintenance business.

         In March 1996, the Company signed a Memorandum of Agreement relating to the possible transfer to the Company of the technology for a small, self-contained, voice activated, portable pentium(R) processor multi-media computer. This technology has potential in a number of different businesses. See BUSINESS - GENERAL.

         In summary, the Company has established a profitable business during 1995 and will continue to look at new opportunities to increase its product lines to its Fortune 500 customers as well as investigate opportunities overseas for its current product lines.

ITEM 7.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:
                                                                        Page

         Independent Auditor's Report                                     F-2
         Consolidated Balance Sheet - December 31, 1995                   F-3/4
         Consolidated Statements of Operations for
                 Years Ended December 31, 1995 and 1994                   F-5
         Consolidated Statements of Shareholders' Equity for the
                 Years Ended December 31, 1995 and  1994                  F-6
         Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 1995 and 1994                   F-7/8
         Notes to Consolidated Financial Statements                       F-9/27

                 Financial statement schedules not included in this Annual Report on Form 10-KSB have been omitted, because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants in any accounting and financial disclosures occurred during the fiscal years ended December 31, 1994 and December 31, 1995. While there was no change in accountants during the fiscal year ended December 31, 1994, there were changes in accountants for the Company during the 1995 fiscal year as previously disclosed and more fully described in the Form 8-K reports respectively filed with the Securities and Exchange Commission on January 4, 1995 and March 2, 1995.

                                   PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

NAME   (1)                       AGE       POSITION
----                             ---       --------
Ewen R. Cameron                  43        Director, President and
                                           Chief Executive Officer

Paul D. Shrader                  48        Vice President Finance,
                                           Secretary & Treasurer

Gregory L. Deringer              42        Senior Vice President
                                           Sales and Marketing

Peter G. Tuckerman               49        Vice President Remote Maintenance
                                           Business Unit

Charles S. Englehardt            39        Vice President ComManagement
                                           Business Unit

Robert B. Ramey                  38        Vice President
                                           Manufacturing Operations

Norman R. Dobiesz                48        Director and Vice President
                                           Mergers and Acquisitions

Carl S. Levine                   49        Director
--------------------

(1) Pierre P. Forestier served as Vice President Technical Services until November 9, 1995.

         The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

         EWEN R. CAMERON has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989 Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 23 years in the computer and telecommunications industry.

         PAUL D. SHRADER, Vice President of Finance, Secretary and Treasurer joined the Company in June 1993 as Accounting Manager. Prior to this, Mr. Shrader was with Mote Marine Laboratory, Inc., a Marine research laboratory, from 1989 as Business Manager and Director of Administration. He was Controller for TrailMate, Inc. from 1984 to 1989. Prior to this, Mr. Shrader held Controller positions with other local firms including the Ophthalmic Group of Milton Roy Company for seven years. Mr. Shrader earned his B.S. degree with a major in Accounting in 1970 from Concord College, Athens, West Virginia.

         GREGORY L. DERINGER joined the Company in March 1993, as Vice President, Sales. Prior to this, Mr. Deringer was with Boole & Babbage Network Systems, a software development and sales company, from May 1991 to March 1993 as Vice President, Sales; he was Vice President of Sales and Marketing with Westinghouse Communications Software, Inc., a communications software development and sales company, from March 1990 to April 1991; served in the positions of Director/Systems Integration and Regional Sales Manager from January 1988 to February 1990; and had various Area to National Sales functions with Teltone Corporation from June 1981 to December 1987. Mr. Deringer earned his BS in 1978 from the University of Wisconsin.

         PETER G. TUCKERMAN became Vice President, Remote Maintenance Business Unit in July of 1995. Prior to serving as Vice President, Remote Maintenance Business Unit, Mr. Tuckerman served as Vice President Business Development for the Company commencing in January 1994 and as Vice President of Product Management from March 1993. Mr. Tuckerman has also served Vice President of Engineering from March 1991 to March 1992 and as Vice President of Product Management for TCT from August 1990 to March 1991. Prior to this, Mr. Tuckerman has held various management positions at Com Dev including Vice President of Product Development (1986-1990), Director of Product Management (1982-1986) and Product Manager (1978-1985).

         CHARLES S. ENGLEHARDT joined the Company in February 1996 as Vice President, ComManagement Business Unit. Prior to this Mr. Englehardt spent 7 years at AT&T Paradyne, the data communications business unit of AT&T. He served as Product Line Manager for hardware and software products serving consumer and corporate markets worldwide and held management positions in Business Planning and Finance. Prior to this Mr. Englehardt spent 8 years as a management consultant for Andersen Consulting. Mr. Englehardt has been in the computer and data communications industry for over 15 years. Mr. Englehardt earned his B.S. from the Pennsylvania State University and his MBA from the University of Pittsburgh.

         ROBERT B. RAMEY joined the Company as Vice President, Manufacturing Operations in January 1995. Prior to joining the Company Mr. Ramey served twelve years with Loral Data Systems, a Defense and Commercial electronic equipment manufacturer. Mr. Ramey has held diverse management positions including, Manufacturing Engineering, Industrial Engineering, Program Management, Telecommunications Production, Surface Mount Assembly and Total Quality Management. Mr. Ramey has been in the electronics industry over 15 years.

         NORMAN R. DOBIESZ has served as a Director of the Company since October 25, 1991. On November 28, 1994, Mr. Dobiesz was appointed Vice President, Mergers and Acquisitions. Effective January 1, 1995 Mr. Dobiesz entered into a five (5) year employment agreement with the Company. Mr. Dobiesz has developed substantial financial and general management experience as a principal stockholder and executive of a group of privately held companies controlled by Mr. Dobiesz including W&D Consultants, Inc. which acquired 1,400,000 shares of the common stock of the Company on May 11, 1995. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Mr. Dobiesz also owns and operates Florida Software Systems,

Inc., a software development and medical billing company. Mr. Dobiesz is a principal shareholder of the Company.

         CARL S. LEVINE has served as a Director of the Company since July 27, 1988. Mr. Levine is an attorney who has been engaged in private practice in New York, New York from 1977 to 1981, and in Garden City, New York from 1981 to June 1985. Mr.. Levine is presently the senior partner in the law firm of Carl
S. Levine & Associates, Roslyn, New York. He specializes primarily in the practice of energy, environmental and tax law. Prior to entering private practice, Mr. Levine was employed as counsel for New York Regional Office of the United States Department of Energy.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation received and to be received by certain persons who are presently, or were executive officers of the Company during the fiscal year ended December 31, 1995. As indicated below, no executive officers of the Company other than Ewen Cameron, Gregory L. Deringer, and Norman R. Dobiesz, received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1995.

                              SUMMARY COMPENSATION

                                          Annual Compensation                Long Term Compensation
                                   ----------------------------     ---------------------------------
                                                                          Awards              Payouts
                                                                    --------------------     ---------
                                                        Other                  Securities                All
                                                       Annual      Restricted  Underlying               Other
Name and                                               Compen-        Stock     Options/     LTIP      Compen-
Principal Position        Year     Salary     Bonus     sation      Awards      SARs(#)    Payouts      sation
--------------------------------------------------------------------------------------------------------------
Ewen R. Cameron           1995    $226,551    $     ---    ---          ---        30,000      ---      ---
President & CEO           1994     178,340       37,530     (1)         ---           ---      ---      ---
                          1993     168,940          ---    ---          ---           ---      ---       ---

Gregory L. Deringer       1995    $161,271    $     ---    ---          ---        20,000      ---      ---
Senior Vice President     1994     143,000          ---     (1)         ---           ---      ---      ---
Sales & Marketing         1993      80,000          ---    ---          ---           ---      ---      ---

Norman R. Dobiesz (2)     1995    $232,674     $    ---    ---          ---        30,000      ---      ---
Vice President            1994     160,299          ---     (1)         ---           ---      ---      ---
Mergers & Acquisitions    1993         ---          ---    ---          ---           ---      ---      ---
-----------------------------

(1) Certain personal benefits that aggregate less than the lesser of $50,000 or ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained are not included.

(2) Mr. Dobiesz was appointed Vice President Mergers and Acquisitions of the Company on November 28, 1994.

EMPLOYMENT AGREEMENTS

         The Company entered into five (5) year employment agreements with Ewen Cameron, President and CEO, and Norman R. Dobiesz, Vice President Mergers and Acquisitions commencing January 1, 1995. Mr. Cameron's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July 1993. Each employment agreement provides for a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either of the Company or the employee may terminate the employment agreements upon the occurrence of certain events. Mr. Cameron's employment agreement contains a covenant restricting him from competing for a period of two years after termination. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to one years base salary.


1995 INCENTIVE STOCK OPTION PLAN

         The Company has adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-KSB there are approximately 15 employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

         An aggregate of 250,000 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price in all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

         Options may be exercised solely by the Participant or his or her legal representative during his or her employment with the Company, or any subsidiary, or after his or her death by the person or persons entitled thereto under his or her will or the laws of descent and distribution. In the event of termination of employment for any reason other than death, permanent disability as determined by the Board, or retirement with the consent of the Company, Options may not be exercised by the Participant or his or her legal representative and shall lapse effective upon the earlier to occur of (i) notice of employment termination or (ii) last day of employment with the Company or any Subsidiary.

         Effective May 16, 1995, the Company granted options to employees to purchase an aggregate of 210,000 shares pursuant to the Company's 1995 Incentive Stock Option Plan. Options to purchase 160,000 shares were granted to executive officers and options to purchase 50,000 shares were granted to non-executive officer employees. On May 16, 1995 the fair market value of the Company's common stock, and thus the exercise price for the options granted (other than options granted to holders of more than 10% of the voting power of the Company's common stock), was $1.625.


                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS

                             Number of           % of Total
                             securities         Options/SARs
                             Underlying          Granted to           Exercise
                            Options/SARs          Employees            or Base
Name                       Granted (#) (1)   in Fiscal Year (1)     Price ($/Sh)        Expiration Date
-------------------------------------------------------------------------------------------------------
Ewen R. Cameron                 30,000            14.28%               $1.625            June 1, 2000
Gregory L. Deringer             20,000             9.52%               $1.625            June 1, 2000
Norman R. Dobiesz               30,000            14.28%               $1.785            June 1, 2000
--------------------------------------


(1)      Represents options only.  No SARs have been granted.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        Number of
                                                                       Securities              Value of
                                                                       Underlying            Unexercised
                                                                       Unexercised           In-the-Money
                                                                     Options/SARs at         Options/SARs
                                                                       FY-Ended(#)           at FY-End($)

                           Shares Acquired           Value            Exercisable/          Exercisable/
Name                         on Exercise(#)      Realized ($)       Unexercisable (1)     Unexercisable (1)
-----------------------------------------------------------------------------------------------------------
Ewen R. Cameron                    0                   0                   30,000               $86,250
Gregory L. Deringer                0                   0                   20,000               $57,500
Norman R. Dobiesz                  0                   0                   30,000               $81,450
-----------------------------------


(1)      None of these options are exercisable prior to June 1, 1996.


DIRECTOR COMPENSATION

         The Company does not compensate members of its Board of Directors for attending Board Meetings or participating on committees of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding Common Stock by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-KSB, and by all directors and officers as a group as of March 15, 1996. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

NAME OF BENEFICIAL OWNER                           AMOUNT AND NATURE OF                       PERCENTAGE
AND ADDRESS                                        BENEFICIAL OWNERSHIP (1)                   OF CLASS (1)
----------------------------------------------------------------------------------------------------------
Norman R. Dobiesz               (2) (3) (4)                1,507,967                                57.8%
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Carl S. Levine                  (2)                            2,240                               (5)
1800 Northern Blvd.
Roslyn, New York 11576

Ewen Cameron                    (2) (4)                        3,360                               (5)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Gregory L. Deringer             (4)                              211                               (5)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

All Directors and Officers                                 1,514,004                                58.0%
as a Group (8 persons)
--------------------------------

(1) Does not include (i) 51,114 shares of common stock which may be issued in connection with the future exercise of warrants included in the 51,114 units ("Units"), which the Company issued in April, 1995 to certain former holders of the Company's 8.0% Convertible Promissory Notes due October 31, 1994, each Unit consisting of 2 shares of common stock and one warrant to purchase one share of common stock; (ii) an aggregate of 210,000 shares of common stock which may be issued upon exercise of incentive stock options granted under the Company's 1995 Incentive Stock Option Plan; or (iii) possible issuance of up to 1,000,000 shares of common stock in connection with the possible transfer to the Company of certain technology. See BUSINESS - GENERAL.

(2)      Director of the Company.

(3) Includes 28,000 shares owned by virtue of 50% ownership of H & N Management Co., Inc. ("H&N"), 1,400,000 shares acquired on May 11, 1995 by W&D Consultants, Inc., a corporation of which Mr. Dobiesz is a 100% stockholder and 3,325 shares owned by virtue of 33% ownership of Whitfield Capital of Sarasota, Inc.

(4) Executive Officer of the Company named in Item 10 of this Report on Form 10-KSB.

(5) Beneficially owns less than 1% of the Company's outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1993, Ewen Cameron, the Company's President and CEO, loaned the Company an aggregate of $113,228 pursuant to two promissory notes. Each note is payable upon demand with interest accruing at 8% per annum. The entire principal balance and all accrued interest on the two (2) notes was outstanding at February 29, 1996.

         In July 1994 the Company sublet the ICOT office space under a month to month sublease to Florida Software Systems, Inc., a company owned by Norman R. Dobiesz, a director and principal shareholder of the Company. See PROPERTIES.

         In October 1994, the Company refinanced its line of credit with a $3,500,000 line of credit with CIT. As part of the financing, $350,000 principal amount of the Company's convertible promissory notes due February 1, 1994 were cancelled by payment of $132,698.91 and issuance of 77,780 (post split) restricted shares of the Company's common stock subject to the Company's right to reacquire the shares under certain conditions. In addition on May 23, 1995 these note holders were issued approximately 65,497 additional (post split) shares under the terms of a Conversion Agreement dated October 25, 1994. The note holders returned 8,000 (post split) shares formerly securing these notes which have been returned to the Company's Transfer Agent for cancellation. W&D Consultants, Inc. ("W&D"), a financial consulting company owned and controlled by Norman R. Dobiesz, a director and principal shareholder of the Company, advanced $140,000 which was utilized for the partial payment to the note holders and closing costs. Mr. Dobiesz also agreed to personally guarantee a portion of the CIT line of credit.

         Effective January 1, 1995 the Company entered into five (5) year employment agreements with Ewen Cameron, President & CEO, and Norman R. Dobiesz, Vice President Mergers and Acquisitions. See EXECUTIVE COMPENSATION - Employment Agreements.

         The Company entered into management consulting and acquisition consulting agreements with H&N in March 1989 and October 1990, respectively. The initial term of the management agreement was for ten years, and the initial term of the acquisition consulting agreement was for five years, each subject to certain renewal options. During 1994, H&N waived all fees but not expenses required to be paid by the Company to H&N under the management consulting agreement for the quarters ended March 31, June 30, September 30, and December 31, 1994. Effective December 31, 1994, the Company with the assistance of W&D, negotiated and entered into an agreement with H&N, terminating the management and acquisition consulting agreements. As a result, the Company incurred a charge to operations for a loss on termination of these agreements of approximately $804,000. See FINANCIAL STATEMENTS - Page F-23, Note 12 - Management, Acquisition and Consulting Agreements. In addition, the Company and Mr. Dobiesz rescinded the issuance of and cancelled 10,000 (post split) shares of common stock as part of the termination and effectively terminated warrants dated August 14, 1989 to purchase 9,600 (post split) shares of common stock originally issued to BC Financial Corporation. See FINANCIAL STATEMENTS
- Page F-23, Note 12 - Management, Acquisition and Consulting Agreements.

         On May 11, 1995, W&D acquired 1,400,000 restricted shares of common stock from the Company upon exercise by W&D of a conditional right to convert a $140,000 advance made by W&D in order for the Company to close its $3,500,000 line of credit with CIT in October, 1994. The shares were issued to W&D after performance by W&D of certain conditions including: (a) cancellation of the $140,000 advance; (b) payment of $14,000 to the Company; (c) delivery of a termination by H&N of the management consulting and acquisition consulting agreements between the Company and H&N; (d) delivery by W&D of a guarantee of H&N's obligations under the H&N termination; and (e) other conditions necessary for conversion. See FINANCIAL STATEMENTS - Page F-19, Note 11 - Common Stock.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS,  AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

                                                                                                      Page
         (1)     Financial Statements:

         Independent Auditor's Report                                                                 F-2
         Consolidated Balance Sheet - December 31, 1995                                               F-3/4
         Consolidated Statements of Operations for
                 Years Ended December 31, 1995 and 1994                                               F-5
         Consolidated Statements of Shareholders' Equity for the
                 Years Ended December 31, 1995 and 1994                                               F-6
         Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 1995 and 1994                                               F-7/8
         Notes to Consolidated Financial Statements                                                   F-9/27


(b)      Reports on Form 8-K:   No Reports on Form 8-K were filed during the
         Fourth Quarter of the fiscal year ended December 31, 1994.

(c)      Exhibits:

3.1          Restated Certificate of Incorporation of the Registrant  . . . . . . . . . . . . . . . . .  (a)
3.2          By-Laws of the Registrant as presently in effect . . . . . . . . . . . . . . . . . . . . .  (a)
10.114       July 1993 Employee/Consultant Benefit Plan . . . . . . . . . . . . . . . . . . . . . . . .  (b)
10.118       Divestiture Management Agreement between the Company
             and H&N Management Co., Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (c)
10.119       Equipment Leases with Eastman Kodak dated May 28, 1993 . . . . . . . . . . . . . . . . . .  (c)
10.120       Private Placement Memorandum, $360,000 Principal Amount,
             due March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (c)
10.121       Private Placement Memorandum, $500,000 Principal Amount,
             due October 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (c)
10.122       Conversion Agreements dated October 25, 1994 between the Company and certain Note Holders of an aggregate of $350,000 of 8%
             convertible notes due February 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .  (d)
10.123       Letter acknowledging W&D Consultants , Inc. loan of $140,000 to the Company dated October 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .  (d)
10.124       Loan and Security Agreement between the Company and The CIT
             Group/Credit Finance, Inc. dated October 28, 1994  . . . . . . . . . . . . . . . . . . . .  (d)
10.125       Termination between the Company and H&N Management Co., Inc.
             dated December 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.126       S-8 Rescission Letter between the Company and Norman R. Dobiesz dated December 15, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.127       Amended and Restated Employment Agreement between the Company and Ewen Cameron dated January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.128       Employment Agreement between the Company and Norman R. Dobiesz dated January 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)

10.129       Specimen of Conversion Agreement between the Company and
             certain Note Holders of an aggregate of $500,000 of 8% convertible notes due October 31, 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.130       Specimen of Common Stock Purchase Warrant issuable as a part of the Units to be issued pursuant to the Conversion Agreement filed as Exhibit 10.129 to this Report on Form 10-KSB  . . . . . . . . . . . . . . . . . . . . .  (e)
10.131       Debenture Underwriting Agreement between the Company and
             CFO Capital, S.A. dated December 12, 1994  . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.132       Teltronics Employee Stock Payment Plan, as amended
             dated November 12, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.133       Client Services Agreement between the Company  and Future Financial dated November 12, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.134       Marketing Agreement between the Company and Michael Zambouros dated June 20, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.135       Subscription Agreement between the Company and W&D Consultants,
             Inc. dated May 11, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)
10.136       Specimen of Stock Option Agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (f)
10.137       Teltronics, Inc. 1995 Incentive Stock Option Plan  . . . . . . . . . . . . . . . . . . . .  (g)
10.138       Promissory Note between Barnett Bank of Manatee County, N.A. and
             Teltronics, Inc. dated July 7, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .  (h)
10.139       Purchase Agreement between SR Comms Management Ltd., and
             Teltronics, Inc. dated October 2, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  (h)
10.140       Purchase Order from Nielsen Media Research dated December 6, 1995  . . . . . . . . . . . .  (i)
10.141       Purchase Order from Nielsen Media Research dated December 7, 1995  . . . . . . . . . . . .  (i)
10.142       Memorandum of Agreement covering Technology Transfer dated
             March 11, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (i)
10.143       Line Note #1 dated November 7, 1995 payable in the maximum aggregate amount of $100,000 by AT Supply, Inc. to TTG Acquisition Corp. . . . . . . . . .  (i)
10.144       Line Note #2 dated November 29, 1995 payable in the maximum aggregate amount of $100,000 by AT Supply, Inc. to TTG Acquisition Corp. . . . . . . . . .  (i)
10.145       Amended Loan and Security Agreement dated December 29, 1995 by and among The CIT Group/Credit Finance, the Company and AT Supply, Inc.  . . . . . . . . . . .  (i)
16.1         Letter regarding change in certifying accountant from James Moore
             & Company to the SEC dated January 3, 1995 . . . . . . . . . . . . . . . . . . . . . . . .  (e)
16.2         Letter regarding change in certifying accountant from KPMG Peat
             Marwick LLP to the SEC dated February 28, 1995 . . . . . . . . . . . . . . . . . . . . . .  (e)
21.1         List of Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (i)
23.1         Consent and Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . .  (j)
27           Financial Date Schedule (for SEC use only) . . . . . . . . . . . . . . . . . . . . . . . .  (i)
--------------------

(a) Filed as an Exhibit to Teltronics' Registration Statement No. 33-27975-A on Form S-18.
(b) Filed as an Exhibit to Teltronics' Registration Statement No. 33-66668 dated July 23, 1993 on Form S-8. (c) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.
(d) Filed as an Exhibit to Teltronics' Quarterly Report on Form 10-QSB for the three month period ended September 30, 1994.
(e) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(f) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1995.

(g) Filed as an Exhibit to Teltronics' Definitive Proxy Statement filed July 12, 1995.
(h) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended September 30, 1995.
(i) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(j)    Filed at Page F-2 of the Financial Statements filed pursuant to
       Item 7 of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TELTRONICS, INC.


By:      /s/Ewen Cameron                                 March 25, 1996
         ---------------
         Ewen Cameron
         President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.


       SIGNATURES                                           TITLE                           DATE
       ----------                                           -----                           ----
/s/ Ewen Cameron                                     Director, President and             March 25, 1996
-------------------------------------
Ewen Cameron                                         Chief Executive Officer


/s/ Paul D. Shrader                                  Vice President Finance,             March 25, 1996
---------------------------------------
Paul D. Shrader                                      Secretary & Treasurer


/s/ Norman R. Dobiesz                                Director                            March 25, 1996
------------------------------------
Norman R. Dobiesz


/s/ Carl S. Levine                                   Director                            March 25, 1996
----------------------------------------
Carl S. Levine

                      TELTRONICS, INC. AND SUBSIDIARIES


                      CONSOLIDATED FINANCIAL STATEMENTS


                    For the Year Ended December 31, 1995

To the Board of Directors and Shareholders of Teltronics, Inc.

                        INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Teltronics, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and Subsidiaries as of December 31, 1995, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




/s/ Millward & Co.
-------------------
Millward & Co. CPAs
Fort Lauderdale, Florida
February 1, 1996 (March 22, 1996 as to Note 17)

                      TELTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                              December 31, 1995





                                   ASSETS


     CURRENT ASSETS:
       Cash                                                       $  264,379
       Accounts receivable, net of allowance
         for doubtful accounts of $65,239                          3,207,556
       Inventories                                                 3,239,658
       Prepaid expenses and other current assets                     167,948
                                                                  ----------

                Total current assets                               6,879,541
                                                                  ----------

     PROPERTY AND EQUIPMENT, net                                   1,636,067
                                                                  ----------

     OTHER ASSETS:
       Prepaid lease guarantee, net                                  270,684
       Software development costs, net                                66,822
       Other                                                          60,837
                                                                  ----------

                Total other assets                                   398,343
                                                                  ----------

     TOTAL ASSETS                                                 $8,913,951
                                                                  ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              December 31, 1995
                                 (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY


     CURRENT LIABILITIES:
       Current portion of long-term debt                          $2,565,070
       Current portion of capital lease obligations                  152,646
       Accounts payable                                            2,388,231
       Accrued expenses                                              730,122
       Deferred income                                                87,169
       Other current liabilities                                      68,870
                                                                  ----------

                Total current liabilities                          5,992,108
                                                                  ----------

     LONG-TERM LIABILITIES:
       Long-term debt, Net of current portion                        364,808
       Capital lease obligations, Net of current portion             218,865
                                                                  ----------

                Total long-term liabilities                          583,673
                                                                  ----------


     COMMITMENTS AND CONTINGENCIES (Notes 6, 9, 10 and 12)


     SHAREHOLDERS' EQUITY:
       Common stock, $.001 par, 50,000,000 shares
         authorized, 2,610,168 issued and outstanding                  2,611
       Additional paid-in capital                                 10,861,593
       Accumulated deficit                                        (8,526,034)
                                                                  ----------

                                                                   2,338,170
                                                                  ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $8,913,951
                                                                  ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TELTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,


                                                     1995          1994
                                                 -----------   -----------
NET SALES                                        $21,603,491   $14,762,344
                                                 -----------   -----------

COSTS AND EXPENSES
  Cost of goods sold                              13,224,984     8,663,524
  General and administrative                       2,901,816     3,356,536
  Selling                                          3,261,037     3,432,411
  Research and development                         1,448,664     2,157,648
                                                 -----------   -----------
                                                  20,836,501    17,610,119
                                                 -----------   -----------
     Income (loss) from operations                   766,990    (2,847,775)
                                                 -----------   -----------


OTHER INCOME (EXPENSE)
  Interest expense, net of interest
    income of $9,239 in 1995 and
    $13,448 in 1994                                 (381,645)     (264,615)
  Financing expenses                                (287,275)     (413,841)
  Loss from ComCentral transactions                        -      (897,781)
  Gain on sale of software rights                    165,000             -
  Cost of conversion right                                 -    (2,058,000)
  Settlement of consulting agreements                      -      (803,894)
  Miscellaneous                                       (2,466)      (14,077)
                                                 -----------   -----------

                                                    (506,386)   (4,452,208)
                                                 -----------   -----------

Income (loss) before Provision
  (Benefit) for income taxes                         260,604    (7,299,983)
Provision (Benefit) for income taxes                  37,725      (516,550)
                                                 -----------   -----------


NET INCOME (LOSS)                                $   222,879   $(6,783,433)
                                                 ===========   ===========



NET INCOME (LOSS) PER SHARE                      $       .09   $    (11.08)
                                                 ===========   ===========


Average number of common shares outstanding        2,528,018       612,177
                                                 ===========   ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       TELTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1995 and 1994





                                                            Common Stock                 Additional        Shares Issued
                                                     ---------------------------          Paid-In            for Future
                                                        Shares        Amount              Capital             Services
                                                     ------------ --------------        -----------        --------------
Balance, December 31, 1993                               573,760     $     574         $ 7,900,119        $(1,605,873)

Adjustments for return of shares to the Company
 and for unissued shares                                 (40,000)          (40)           (885,323)           885,363

Shares issued pursuant to employee stock payment
  plan at an average price of $5.70 per share            110,900           111             631,888                  -

Shares issued for services pursuant to an
  international marketing agreement at $1.24
  per share                                              235,000           235             291,165                  -

Proceeds of private placement at $2.57 per share          25,000            25              64,118                  -

Amortization ($555,531) of the value of shares
  issued for services in 1993 and proceeds
  ($164,979) received for the shares                           -             -                   -            720,510

Stock issued for conversion of notes                      77,780            78             233,256                  -

Valuation of note conversion rights given
  to Mr. Dobiesz                                               -             -           2,058,000                  -

Net loss                                                       -             -                   -                  -
                                                      ----------     ---------         -----------         ----------

Balance, December 31, 1994                               982,440           983          10,293,223                  -

Stock issued for conversion of notes                     167,728           168             344,955                  -

Stock issued pursuant to exercise of
 note conversion rights to Mr. Dobiesz                 1,400,000         1,400             152,600                  -

Shares issued for services pursuant to an
 international marketing agreement at
 $1.18 per share                                          60,000            60              70,815                  -

Net profit                                                     -             -                   -                  -
                                                      ----------     ---------         -----------         ----------

Balance, December 31, 1995                             2,610,168     $   2,611         $10,861,593        $         -
                                                      ==========     =========         ===========         ==========

                                                       (Accumulated)
                                                          Deficit             Total
                                                        -----------        -----------
Balance, December 31, 1993                             $(1,965,480)          $4,329,340

Adjustments for return of shares to the Company
 and for unissued shares                                         -                    -

Shares issued pursuant to employee stock payment
  plan at an average price of $5.70 per share                    -              631,999

Shares issued for services pursuant to an
  international marketing agreement at $1.24
  per share                                                      -              291,400

Proceeds of private placement at $2.57 per share                 -               64,143

Amortization ($555,531) of the value of shares
  issued for services in 1993 and proceeds
  ($164,979) received for the shares                             -              720,510

Stock issued for conversion of notes                             -              233,334

Valuation of note conversion rights given
  to Mr. Dobiesz                                                 -            2,058,000

Net loss                                                (6,783,433)          (6,783,433)
                                                       -----------           ----------

Balance, December 31, 1994                              (8,748,913)           1,545,293

Stock issued for conversion of notes                             -              345,123

Stock issued pursuant to exercise of
 note conversion rights to Mr. Dobiesz                           -              154,000

Shares issued for services pursuant to an
 international marketing agreement at
 $1.18 per share                                                 -               70,875

Net profit                                                 222,879              222,879
                                                       -----------           ----------

Balance, December 31, 1995                             $(8,526,034)          $2,338,170
                                                       ===========           ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TELTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,



                                                                                     1995                     1994
                                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $    222,879              $ (6,783,433)
  Adjustments to reconcile net income (loss) to net cash
    flows from (used in) operating activities:
      Depreciation                                                                   462,831                   418,281
      Amortization of intangibles                                                    178,872                 2,046,802
      Cost of conversion right                                                             -                 2,058,000
      Deferred income taxes                                                                -                  (226,550)
      (Gain)/loss on ComCentral stock transactions                                         -                   652,000
      Reduction of shares issued for future services                                       -                   555,531
      Issuance of debt for services rendered                                               -                    70,784
      Issuance of common stock for consulting services rendered                       70,875                   291,400
      Settlement of consulting agreements                                                  -                   803,894
      Provision (credit) for uncollectible accounts                                  (17,073)                   89,705
      Provision for losses on Receivable Dynamics, Inc.                                    -                    44,879
      Change in assets and liabilities:
        Accounts receivable and other assets                                        (852,509)                 (316,660)
        Inventories                                                               (1,485,810)                  676,436
        Due to affiliates                                                                  -                   212,000
              Income tax receivable                                                  668,780                  (290,000)
        Other assets                                                                 240,620                  (146,471)
        Accounts payable and accrued liabilities                                   1,397,648                  (118,506)
        Deferred revenue                                                             (64,216)                   64,216
                                                                                ------------              ------------

          Net cash flows from operating activities                                   822,897                   102,308
                                                                                ------------              ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (279,289)                 (116,191)
  Capitalized software development costs                                                   -                  (689,700)
                                                                                ------------              ------------

          Net cash flows used in investing activities                               (279,289)                 (805,891)
                                                                                ------------              ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                    20,871,470                11,585,146
  Repayments on line of credit                                                   (20,562,286)              (13,196,135)
  Proceeds from term loan                                                                  -                   289,182
  Proceeds from line of credit                                                             -                 1,689,277
  Proceeds from notes payable                                                              -                   125,000
  Advances from related party                                                              -                   140,000
  Repayment of notes payable and other long-term debt                               (608,237)                 (542,716)
  Cash paid for future offering costs                                                      -                  (150,000)
  Proceeds from stock offering                                                             -                   861,121
  Net change in bank overdraft                                                             -                   (87,800)
                                                                                ------------              ------------

          Net cash flows from (used in) financing activities                        (299,053)                  713,075
                                                                                ------------              ------------


Net increase in cash and cash equivalents                                            244,555                     9,492


Cash and cash equivalents, beginning of year                                          19,824                    10,332
                                                                                ------------              ------------


Cash and cash equivalents, end of year                                          $    264,379              $     19,824
                                                                                ============              ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TELTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                        For the Years Ended December 31,


                                                                                         1995                 1994
                                                                                     ------------         ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of equipment under capital lease                                          $    595,406         $    280,176
                                                                                     ============         ============
  Issuance of common stock for conversion on notes                                   $    345,123         $    233,334
                                                                                     ============         ============
  Issuance of common stock pursuant to exercise of conversion rights                 $    154,000         $          -
                                                                                     ============         ============
  Amortization of shares issued for future services                                  $          -         $    555,531
                                                                                     ============         ============
  Adjustment for return of shares to the Company for
    for unissued shares                                                              $          -         $    885,363
                                                                                     ============         ============
  Issuance of common stock for consulting services rendered                          $     70,875         $    291,400
                                                                                     ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                         $    346,245         $    237,412
                                                                                     ============         ============
    Income taxes                                                                     $          -         $          -
                                                                                     ============         ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1995 and 1994



NOTE 1 - BASIS OF PRESENTATION

Teltronics, Inc. (the Company) was incorporated in Delaware in February 1989. The Company is engaged in product research, design and manufacturing of electrical components, equipment and software, primarily relating to the telecommunications industry.

Teltronics, Inc. is comprised of its wholly-owned subsidiary TTG Acquisition Corp. and its newly formed 80% owned subsidiary At Supply, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. At Supply, Inc. is engaged in the distribution of various products relating to the telecommunications industry. For the year ended December 31, 1995 losses applicable to the 20% minority interest of At Supply, Inc. exceeded the minority interest in the equity capital of such company and the losses accordingly, are included in the determination of net income. However, if future earnings do materialize, the Company shall be credited to the extent of such losses that were previously absorbed.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average method.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance, repairs and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized. Upon sale or retirement of property and equipment, the cost and the related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

INCOME TAXES - Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation resulting from use of accelerated methods for tax purposes, the timing of recognition of accrued compensated absences and capitalization of software development costs and certain inventory costs.

CASH AND CASH EQUIVALENTS - For the purpose of the consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1995 the Company did not have any cash equivalents.

INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented. Common stock equivalents outstanding during each period presented were either anti-dilutive or not materially dilutive to be included in the computation of income (loss) per share.

REVENUE RECOGNITION - Revenues from product sales are recognized when the product is shipped. Revenue from software development contracts are recognized upon delivery of software product to customer. Revenue from software maintenance contracts is recognized ratably over the contract period and other service revenues are recognized upon performance.

SOFTWARE DEVELOPMENT COSTS - The Company may, from time to time, capitalize internal software development costs in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86). As of December 31, 1995 and 1994, capitalized software costs, net of amortization, were $66,822 and $156,822, respectively. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers.

Amortization is computed on a product-by-product basis once the product is available for general release to customers, using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product which ranges from 18 months to 7 years.

The amount of software development costs capitalized in fiscal 1995 and 1994 was $0 and $776,232, respectively. The related amortization expense was $90,000 and $554,750 for 1995 and 1994, respectively.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 1995 and 1994, the Company reviewed the unamortized capitalized costs of each computer software product in order to assess the net realizable value of that product. The amount of capitalized software costs reduced to net realizable value aggregated $0 and $1,165,934, respectively, at such dates.

SOFTWARE LICENSING RIGHTS - The Company had entered into a software license agreement to develop and market certain software in North and South America. The Company was required to pay royalties equal to 30% of the gross sales of the software up to $1,600,000 in royalties. Upon payment of the $1,600,000 in royalties, the software would have become the property of the Company for the markets specified. The Company had capitalized $1,422,782 under this agreement and amortized the costs in relationship to the Company's liability as it pertained to gross software sales, which was the estimated economic life of the rights. Amortization expense for the years ended December 31, 1995 and 1994 was $4,189 and $393,749, respectively.

On October 2, 1995, the Company entered into an agreement to sell its exclusive right to market, use and otherwise commercialize the Orbitel Unix System software (the "system software") in North and South America (the "territory") with the entity from which the Company originally acquired such exclusive rights. In consideration, the Company received $165,000 and is to receive an amount equal to 20% of all revenues of the system software generated in the territory, exclusive of maintenance, warranty, installation and any other ongoing service or support charges, as adjusted in accordance with the agreement, from specific customers as detailed in the agreement for a period of 12 months and an amount equal to 5% of all revenues of the system software in the territory, exclusive of maintenance, warranty, installation and any other ongoing service or support charges, as adjusted in accordance with the agreement, from customers not specified in the agreement for a period of 18 months.

The Company recorded a gain on sale of software licensing rights of $165,000 as part of other income in the December 31, 1995 consolidated statements of operations.

WARRANTY EXPENSE - The Company provides currently for the estimated cost which may be incurred under product warranties.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENTS - The Company adopted Statement of Financial Accounting Standards
(FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1994. This statement requires classification of securities into three categories: held-to-maturity, trading securities, and available for sale. At December 31, 1994, the Company had categorized certain investments in equity securities as available for sale. The Company may classify securities as available for sale when the intent of the Company does not categorize such securities as either held to maturity or trading securities.

The adoption of FAS 115 had no effect on net income. The carrying values of the Company's investments in equity securities are reviewed on an ongoing basis and at December 31, 1994, the Company identified unrealized holding losses to be other than temporary and the entire investment in equity securities of $652,000 was written down to zero with an unrealized loss of $652,000 included in net securities loss at that date. At December 31, 1995, the Company did not have any investments in debt or equity securities.

RECENT PRONOUNCEMENTS - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of". SFAS 121 becomes effective for fiscal years beginning after December 15, 1995 and addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation costs. The Company believes this pronouncement will not have a significant impact on the Company's consolidated financial statements.


NOTE 3 - INVESTMENT IN COMCENTRAL CORP.

At December 31, 1993, the Company owned 502,000 shares of ComCentral common stock (representing approximately 3% of the outstanding common stock) which are restricted for two years under Rule 144 of the Securities and Exchange Commission and were recorded at the amount of intercompany debt forgiven, which approximates the fair market value for the stock on the date of issuance. At December 31, 1994, the Company, in accordance with FAS 115 (see Note 2), charged operations

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994


NOTE 3 - INVESTMENT IN COMCENTRAL CORP. (Continued)

for unrealized holding losses of $652,000. Such unrealized holding loss was deemed to be by the Company as other than temporary. At December 31, 1994, included in net securities gain/loss from ComCentral stock is $245,781 of amounts resulting from the ComCentral transaction.

NOTE 4 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 1995, are as follows:

     Machinery and equipment                    $ 1,296,378
     Furniture and fixtures                         773,478
     Equipment under capital lease                1,361,515
     Leasehold improvements                         139,991
                                                -----------
                                                  3,571,362
     Accumulated depreciation                    (1,935,295)
                                                -----------

                                                $ 1,636,067
                                                ===========

Depreciation expense was approximately $463,000 and $418,000 in 1995 and 1994, respectively.


NOTE 5 - INVENTORIES

The major classes of inventories at December 31, 1995, are as follows:

     Raw materials                              $   957,646
     Work-in-progress                               610,301
     Finished goods                               1,671,711
                                                -----------

                                                $ 3,239,658
                                                ===========

NOTE 6 - DEBT

Debt at December 31, 1995 consists of the following:

Bank line of credit - In October 1994, the Company entered into a credit line facility with a lender which provides for aggregate cash borrowings of $3,500,000 including an initial term loan of $296,700 with an interest rate equal to the prime rate plus three (3) percent per annum. The facility, except the term loan portion, continues in full force for a term of 3 years and renews for successive terms of 2 years thereafter. The term loan expires October 1999. At December 31, 1995, the prime interest rate was 8 1/2%.

Under this facility, substantially all of the Company's present and future assets are pledged as collateral with borrowings limited to certain gross

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994

NOTE 6 - DEBT (Continued)


availability formulas on accounts receivable and inventory as defined in the agreement.  The facility provides for minimum loan fees, unused line fees and renewal term fees.  The outstanding borrowings are classified as a current liability.  During 1995, the Company incurred minimum and unused loan fees of
$71,775 and $30,000, respectively.  A director of the Company has personally guaranteed a portion of the facility.  At December 31, 1995, the Company had
$1,080,816 of unused credit available pursuant to this facility.                       $2,227,729


Term loan agreement, as described above, payable in monthly principal installments of $7,517 through  November 1996 and $3,230 from December 1996 through October 1999  with a final payment equal to the unpaid  principal balance.  Interest is payable monthly at 3% above the prime rate;
collateralized  by substantially all the assets of the Company.  At December
31, 1995, the prime interest rate was 8 1/2%.                                             191,455


Notes payable officer, payable upon demand with interest accruing  at 8% per
annum.   (See Notes 9(a) and 12 for additional related party transactions.)               122,286


Note payable - bank, due in monthly installments of $6,760 including interest at 14% per annum to July 1998.  Collateralized by production equipment with a
book value of $233,916 at December 31, 1995.                                              174,394

Note payable - bank, due in monthly installments of $7,323 including interest at 10.5% per annum to October, 1998.  Collateralized by production equipment
with a book value of $219,448 at December 31, 1995.                                       214,014
                                                                                       ----------
                                                                                        2,929,878

    Less current portion                                                                2,565,070
                                                                                       ----------
    Long-term portion                                                                  $  364,808
                                                                                       ==========
Future maturities of note principal are as follows:

          Year Ending
          December 31,
          ------------

             1996                                                                      $2,565,070
             1997                                                                         184,497
             1998                                                                         152,293
             1999                                                                          28,018
             2000                                                                               -
                                                                                       ----------

                                                                                       $2,929,878
                                                                                       ==========

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994



NOTE 7 - CAPITAL LEASE OBLIGATIONS

Leased assets include office equipment and machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as property and equipment under capital lease obligations. Interest on these obligations range from 2.36% to 11.23%.

At December 31, 1995, leased property under capital leases consists of the following:

    Office Equipment                                     $  115,650
    Machinery and Equipment                               1,245,865
                                                         ----------

                                                          1,361,515
    Less: Accumulated Depreciation                         (469,014)
                                                         ----------

                                                         $  892,501
                                                         ==========

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1995 are as follows:

    Fiscal Year                                           Amount
    -----------                                           ------
       1996                                              $  176,439
       1997                                                 136,367
       1998                                                  87,005
       1999                                                  12,527
                                                         ----------

Total Minimum Lease Payments                                412,338
  Less: Amount Representing Interest                        (40,827)
                                                         ----------

Present Value of Minimum Lease Payments                     371,511
  Less: Current Portion                                    (152,646)
                                                         ----------

Long-Term Capital Lease Obligations                      $  218,865
                                                         ==========


NOTE 8 - FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                           Carrying         Fair
                                            Amount          Value
                                          ----------     ----------
     Cash                                 $  264,379     $  264,379
                                          ==========     ==========
     Receivables                          $3,152,556     $3,152,556
                                          ==========     ==========
     Other investments                    $        -     $        -
                                          ==========     ==========

     Long term debt (including current
       maturities of $2,717,716)          $3,301,389     $3,301,389
                                          ==========     ==========

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994



NOTE 8 - FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash - Fair value was considered to be the same as the carrying amount.

Receivables - The Company believes that in the aggregate, the carrying value of the receivables was not materially different from the fair value.

Other investments - At December 31, 1995, the other investments were comprised of 502,000 shares of common stock and 250,000 shares of preferred stock of ComCentral Corp. Because of the nature of the investment, it was not practicable to estimate their fair value.

Long-term debt - The carrying amount of floating-rate long-term debt was assumed to approximate its fair value.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS - The Company entered into five (5) year employment agreements with the Company's President and CEO and its Vice President/Mergers and Acquisitions commencing January 1, 1995. The president's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July 1993. Each employment agreement established a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. The President's employment agreement contains covenants restricting the employee from competing for a period of two years after termination of the agreement. If the Company terminated either of the president or vice president, the terminated employee will be entitled to severance equal to one year's base salary. In addition, the employees are eligible to participate in any stock option plan that may be adopted by the Company.

The Company's 80% owned subsidiary entered into two (2) employment agreements with the subsidiary's President and Vice President of sales and marketing
commencing October 23, 1995.   Each employment agreement established a base
annual salary of $80,000 and issuance of the subsidiaries voting common stock which at the time represents ten percent (10%) of the outstanding common stock of the subsidiary. Either the subsidiary or the employee may terminate the employment agreement upon the occurrence of certain events. In addition, the employees are eligible to participate in any incentive compensation plan established for key salaried employees of the subsidiary based upon net profits of the subsidiary.

(B) OPERATING LEASES - The Company leases its manufacturing facilities including land and building under the terms of a 15 year operating lease expiring August 31, 2005.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The terms of the operating lease for manufacturing facilities provide the Company with an option at any time during the lease term to purchase the property at the greater of its fair market value or $4,320,000. The Company also has the option at the end of the lease to renew the lease for up to two additional five-year periods. In addition, the Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The lease also provides for an adjustment in the annual rent beginning in 1993 based on changes in the Consumer Price Index. However, the lease provides that, in no event shall the annual rents payable during the adjustment period be less than the previous year's rent or increase annually by more that 6%.

The Company also leases various equipment under operating leases expiring in one to two years.

Future minimum lease payments for all noncancelable operating leases are as follows:

          Year Ending
          December 31,
          ------------
             1996                   $  531,176
             1997                      496,193
             1998                      492,913
             1999                      476,513
             2000                      476,513
             Thereafter              2,382,565
                                    ----------

                                    $4,855,873
                                    ==========

Rental expense for operating leases totaled approximately $561,000 and $606,000 in 1995 and 1994, respectively.

(C) LEGAL PROCEEDINGS - On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, alleging that the Company, a director of the Company, and ComCentral Corp., a former majority owned subsidiary of the Company, seeking damages in connection with a sale of the securities of ComCentral Corp., in 1993. The complaint alleges two causes of action against the Company, a director, and ComCentral, including violations of the Florida Securities and Investor Protection Act and common law fraud.
The complaint seeks rescission, damages, as well as costs and attorneys fees. The complaint does not set forth an amount of damages sought by Commstar, although the complaint alleges that Commstar agreed to pay $600,000 for ComCentral securities. The complaint also acknowledges that at the time of the purchase, Commstar owed the Company approximately $98,700. The Company and a director moved to dismiss the complaint on numerous grounds, including the inapplicability of the Florida Securities and Investor Protection Act to the alleged transaction, which was granted on February 9, 1996 without prejudice. The Company believes that it has meritorious defenses to the allegations and will vigorously defend any refiled complaint.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994





NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On or about January 10, 1996, Elite Metal Fabricators, Inc. commenced an action against the Company in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The complaint sets forth three causes of action, alleging that Elite and the Company entered into one or more contracts pursuant to which Elite was to manufacture goods for the Company. The complaint seeks $15,423.99 for each cause of action. The Company believes that it has meritorious defenses to the allegations of the complaint and intends to vigorously defend.


NOTE 10 - UNDERWRITING AGREEMENT

On December 12, 1994, the Company entered into an Underwriting Agreement with respect to the issuance of a maximum of $25,000,000 and a minimum of $8,125,000 of Senior Subordinated Debentures ("Debentures"). The proposed interest rate on the Debentures will be a floating rate equal to 3.5% over the London Interbank Offering Rate ("LIBOR"), subject to a minimum interest rate of 7.75% per annum. While the Company had executed the Underwriting Agreement, there was no assurance that the proposed financing would be consummated or that the Company would realize the full amount of anticipated net proceeds from the proposed financing. The Company had paid a $150,000 deposit towards the aggregate $350,000 non-accountable expense allowance of the Underwriter. At December 31, 1995, due to the fact that the proposed financing has not materialized, the Company has elected to write off the $150,000 deposit which is included as part of financing expenses in the consolidated statements of operations.


NOTE 11 - COMMON STOCK

(A) SHARES FOR CONVERSION - In October, 1994, the holders of an aggregate $350,000 of the Company's convertible promissory notes delivered in 1993 converted the principal and interest due under the notes for cash and an aggregate of 77,780 restricted shares of the Company's common stock.
       The former noteholders were also granted the right to receive an additional 65,497 restricted shares of the Company's common stock if the original shares were not registered on April 1, 1995. On May 23, 1995 such noteholders were issued 65,497 shares of the Company's common stock under the terms of the conversion agreement dated October 25, 1994 which provided for registration rights. Accordingly, $65,500 representing the fair market value of the shares was charged to financing costs for the year ended December 31, 1995.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994




NOTE 11 - COMMON STOCK (Continued)

       During 1994 a related party advanced the Company $140,000 in return for a conditional conversion right under which the advance could be converted into 1,400,000 shares of the Company's common stock at $.11 per share. In May 1995 the conversion right was exercised and the shares were issued after certain conditions were met including cancellation of the debt, receipt of $14,000 and the performance of other conditions necessary for conversion. A value of $1.58 per share, which represents a 60% discount from the quoted market price on November 16, 1994 which had been determined by the Company based upon consideration given for the large number of shares (1,400,000), compared to the shares outstanding prior to the conversion feature in the $140,000 loan, (approximately 980,000 shares), and the dilutive effect this has had upon conversion. The Company also considered the trading restrictions on the shares, the public float, the financial condition of the Company during the period the conversion was negotiated and the extreme need on that date for the infusion of the $140,000. The Company charged 1994 operations in the amount of $2,058,000 (1,400,000 shares at $1.58 less the conversion price of $.11 or $1.47 per share).

       At May 11, 1995 the Company accounted for the issuance of the 1,400,000 shares of common stock as a credit to equity in the amount of $154,000 which includes the $140,000 advance and the receipt of the remaining $14,000.


(B) WARRANTS - At December 31, 1994 the Company reserved 102,228 shares of common stock for issuance to former holders of convertible promissory notes of the Company delivered in 1993. Certain of the former noteholders converted the notes into an aggregate of 102,228 shares and an aggregate of 51,114 warrants entitling the holder to receive one share of common stock at a price of $6.00 exercisable at any time prior to June 30, 1995. Under the terms of the Warrant Agreement the warrant price was subsequently reduced to $3.00 per share. The aggregate 102,228 shares were issued in 1995.

(C) INCENTIVE STOCK OPTION PLAN - The Company has adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan became effective May 16, 1995 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994





NOTE 11 - COMMON STOCK (Continued)

       250,000 shares of the Company's Common Stock, of which 210,000 shares are preserved for issuance or transfer to grantees may be issued or transferred to grantees under the Plan of outstanding options. The stock options the Plan authorizes the Board to grant are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

       Effective May 16, 1995, the Company granted options to employees to purchase an aggregate of 210,000 shares pursuant to the Company's 1995 Incentive Stock Option Plan. Options to purchase 30,000 shares, at an option price of $1.785 per share, were granted to an executive officer and options to purchase 180,000 shares, at an option price of $1.625 per share, were granted to executive officers and non-executive officer employees. The fair market value of the Company's common stock on May 16, 1995 was $1.625.


(D) STOCKHOLDERS' EQUITY - On June 20, 1994, the Company's Board of Directors approved a one-for-twenty five reverse stock split of the Company's common stock. A total of 13,770,240 issued and outstanding shares were reduced leaving 573,760 shares outstanding. A total of $13,770 was classified from the Company's common stock account to the Company's additional paid-in capital account. The stated par value of each share was not changed from $.001.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994





NOTE 11 - COMMON STOCK (Continued)


(E) UNAMORTIZED EQUITY DEFERRALS - The following represents the activity relating to shares issued for services and other consideration.

                                                   Costs Attributable
1994 Transactions               Number of Shares   for Future Services
-----------------               ----------------   -------------------
Balance December 31, 1993            110,000          $ 1,605,873

Adjustment for shares returned
  by Norman Dobiesz                  (10,000)            (190,000)
Adjustment of unissued shares
  relating to employee stock
  payment plan (a)                   (22,000)            (520,363)
Return of shares issued as
  collateral                          (8,000)            (175,000)
                                    --------          -----------

                                     (40,000)            (885,363)
                                    --------          -----------
Amortization of Williams and
  officer shares                                         (295,963)
Amortization of marketing
  consultant shares                                      (172,068)
Proceeds of shares sold to
  consultant provided for
  in 1993 $164,979 and
  amortization of the balance,
  $87,500 (b)                                            (252,479)
                                                      -----------

                                                         (720,510)
                                                      -----------

Balance, December 31, 1994                            $         -
                                                      ===========

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994





NOTE 11 - COMMON STOCK (Continued)

   (a) EMPLOYEE STOCK PAYMENT PLAN - The Employee Stock Payment Plan was established for the purpose of issuance of shares to participants in full satisfaction of wages and/or benefits for services rendered or to be rendered as employees of the Company. Such Employee Stock Payment Plan has been registered on Form S-8. In 1994, 110,900 shares were issued pursuant to the Employee Plan in an aggregate amount of $631,999. At December 31, 1995, 211,100 shares were reserved for possible future issuance under the Employee Plan.

   (b) CONSULTANT STOCK PAYMENT PLAN - During 1994 and 1993, the Company reserved an aggregate of 440,000 shares of its common stock for possible issuance under a Consultant Stock Payment Plan ("Consultant Plan") established for the purpose of issuance of shares to consultants in full satisfaction of compensation and/or expenses for services rendered or to be rendered as consultants to the Company. Such Plan has registered its shares pursuant to a Form S-8. In 1994 and 1993, 235,000 shares with proceeds received in the amount of $291,400 and 12,000 shares with proceeds received in the amount of $252,479, respectively, were issued. The aggregate proceeds of the issuance of the shares in 1994 ($291,499) were placed in escrow pending the receipt of services from the international marketing consultant engaged by the Company. As services are performed or sales commissions are earned, the funds received from the sale of the shares are to be released from escrow to the consultant. On May 17, 1995, 60,000 additional shares were issued by the escrow agent to the international marketing consultant as compensation for services rendered to the Company. At December 31, 1995, the Company has 105,000 reserved shares remaining for possible future issuance to the international marketing consultant. In 1995 and 1994, $78,750 and $291,400, respectively, were charged to operations for consulting services rendered. The escrow agent is a company controlled by Norman Dobiesz, a director of the Company.

   (c) EMPLOYEE STOCK - The Company had reserved 11,200 shares for possible future issuance to key personnel and an additional 11,200 shares for possible future issuance if and when the Company has established an employee stock option plan. In November, 1990, the Company granted an option to purchase 2,000 shares of common stock at an option price of $8.60 per share exercisable for a term of ten years to the Company's former Chairman and CEO under the terms of an employment contract. At December 31, 1994, 2,000 shares of common stock were reserved for possible issuance under the option. During 1995, the aggregate of 22,400 shares were terminated.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 1995 and 1994





NOTE 12 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties:

MANAGEMENT, ACQUISITION, AND CONSULTING AGREEMENTS - The Company entered into management consulting and acquisition consulting agreements with H&N Management Co., Inc. (H&N) in March 1989 and October 1990, respectively. H&N is jointly owned by two shareholders (Messers. Dobiesz and Williams) of the Company. Effective December 31, 1994, the Company and H&N entered into termination agreements and a charge to operations of approximately $804,000 including the value of $190,000 attributable to 10,000 shares issued to Mr. Williams was made. In addition, 10,000 shares of common stock were returned by Mr. Dobiesz as part of the agreement and effectively terminated warrants dated August 14, 1989 to purchase 9,600 shares of common stock originally issued to BC Financial Corporation.

ADVANCES TO H&N - The agreements referred to above previously granted H&N the right to receive advances from the Company from time to time, in amounts to be determined by the Board of Directors of the Company based upon the Company's financial needs and financial condition at the time. As part of the termination agreement detailed above, advances of approximately $614,000 were charged to operations in 1994, which are included as part of the aforementioned $804,000 charge to operations.

PREPAID LEASE GUARANTEE - In connection with the lease of its manufacturing facilities discussed in Note 7, the Company's two shareholders (Messers. Dobiesz and Williams) personally guaranteed the Company's obligations to the lessor over the term of the lease. The Company agreed to pay each of the two shareholders 3% of the total future value of the lease payments, excluding executory costs, as consideration for the personal guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000, or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1995, was $149,316.

RECEIVABLE DYNAMICS, INC. - Through September 30, 1994, the Company had subleased building space to Receivable Dynamics, Inc. (RDI) which is owned by a major shareholder. Rental income aggregated $46,687 for 1994.

SUBLEASE AGREEMENT - The Company has entered into a sublease agreement for its Clearwater office facility with a company owned by a director and principal shareholder of the Company. Rental expense aggregated $108,319 and $102,749 for 1995 and 1994, respectively.

                      TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1995 and 1994





NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

OFFICER TRANSACTIONS - The Company's President and Vice President of mergers and acquisitions received 10,000 shares of the Company's stock in 1993. During 1994, the vice president and the Company rescinded his 10,000 shares originally issued for future services valued at $190,000 which were returned by the Company for cancellation. Based on the valuation of the shares issued in 1993 to the Company president, $105,963 and $84,037, respectively, were charged to operations in 1995 and 1994. In addition, during 1995 and 1994, Mr. Dobiesz received a salary of $233,000 and $160,299 respectively.

See Notes 6, 9A, 11A, and 11B regarding additional related party transactions.


NOTE 13 - INDUSTRY SEGMENT INFORMATION

The Company operated principally in two industry segments during 1995 and 1994, telecommunications products and telecommunications software development. Teltronics operates in the telecommunications products segment ("product segment") which includes design, manufacture and sale of telecommunications related hardware and software products including long distance management, remote maintenance, ACD information management and call accounting products and the development of telecommunications software ("software segment"). Business segment information is as follows:

                                    Year Ended December 31, 1995
                              ----------------------------------------
                                 Product       Software
                                 Segment       Segment       Totals
                              ------------  ------------  ------------
Total revenues                $ 21,449,966  $    153,525  $ 21,603,491
Operating income                   716,863        41,002       757,865
Identifiable assets              8,767,129        66,822     8,833,951
Depreciation and amortization      547,514        94,189       641,703
Capital expenditures               874,695             -       874,695


                                    Year Ended December 31, 1994
                              ----------------------------------------
                                 Product       Software
                                 Segment       Segment       Totals
                              ------------  ------------  ------------
Total revenues                $13,090,640   $ 1,671,704   $14,762,344
Operating loss                 (1,611,114)   (1,236,661)   (2,847,775)
Identifiable assets             6,323,218     1,375,143     7,698,361
Depreciation and amortization     566,656     1,898,427     2,465,083
Capital expenditures              396,367             -       396,367

                      TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1995 and 1994



NOTE 13 - INDUSTRY SEGMENT INFORMATION (Continued)

For the year ended December 31, 1995, sales to the Company's four largest customers accounted for approximately 56% of total sales revenue with one such customer having accounted for 37% of the total.

Sales to one customer representing more than 10% of net sales were as follows:

                                                1995          1994
                                            ------------  ------------
Customer #1                                 $  7,944,610  $  1,721,000

All of these sales were to customers within the product segment.


NOTE 14 - INCOME TAXES

At December 31, 1995, the Company has net operating loss carryforwards of approximately $5.0 million that will expire in the years 2008 through 2010. Such net operating losses are available to offset future table income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation on the use of the net operating loss carryforward.

The provision (benefit) for income taxes consists of the following:

                                                1995          1994
                                            ------------  ------------
Current federal tax expense                 $     37,725  $   (290,000)
Deferred federal tax expense                           -      (226,550)
                                            ------------  ------------

  Total federal income tax expense          $     37,725  $   (516,550)
                                            ============  ============


Deferred income tax components at December 31, 1995, are as follows:

Deferred Tax Liabilities:
  Depreciation                              $  (125,694)
  Software Costs                                (23,888)
                                            -----------

    Total Deferred Tax Liabilities             (149,582)
                                            -----------

                      TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1995 and 1994




NOTE 14 - INCOME TAXES (Continued)

Deferred tax Assets:
  Net Operating Loss Carryforwards            $ 1,317,200
  Accrued vacation                                114,241
  Inventory                                        55,541
  Deferred Revenue                                 29,566
  Bad Debt Reserve                                 22,800
                                              -----------

      Total Deferred Tax Assets                 1,539,348
                                              -----------

      Net Deferred Tax Asset                    1,389,766

Valuation Allowance for Deferred Tax Assets    (1,389,766)
                                              -----------

Deferred Income Taxes, Net                    $         0
                                              ===========


A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) in 1995 and 1994, respectively, is as follows:

                                                  1995          1994
                                                --------      --------
 Income Tax Provision (Benefit) at
   Federal Statutory Rates                    $    88,018   $(2,554,994)
 State Taxes                                        5,453             -
 Accounting Losses for Which Deferred Tax
   Benefit Cannot Be Currently Recognized               -     1,775,528
 Adjustment Attributable to Financing
   Expenses incurred due to Valuation
   of Note Conversion Right, Not Tax
   Deductible                                           -       720,300
 Over (Under) accrual of NOL Carryback Claims      26,365      (290,000)
 Utilization of Net Operating Loss Carryforward   (88,018)            -
 Deferred  Tax Liability Rate Change                    -       (17,230)
 Excess Deferred Taxes                                  -      (226,550)
 Other, Net                                         5,907        76,396
 Equity Accounting Adjustments                          -             -
 Elimination of Related Party Sale                      -             -
                                              -----------   -----------

    Income Tax Provision (Benefit)            $    37,725   $  (516,550)
                                              ===========   ===========

                      TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1995 and 1994




NOTE 15 - ACCRUED LIABILITIES

At December 31, 1995, the balance in accrued expenses of $730,122 is comprised of the following:

     Accrued Compensated Absences                  $  326,501
     Accrued Payroll                                  231,176
     Accrued Commissions                              112,145
     Accrued Warranty Expenses                         55,500
     Accrued Promotion Expense                          4,800
                                                   ----------

                                                   $  730,122
                                                   ==========


NOTE 16 - CONCENTRATIONS OF CREDIT RISK

The Company extends credit to its customers resulting in a significant concentration of credit risk from groups of counter-parties engaged in similar activities or having similar economic characteristics. The Company's principal customers include regional Bell operating companies, independent telephone companies and alternate operator service providers located throughout the U.S. The Company has no policy requiring collateral or other security to support accounts receivable from these customers which are subject to credit risk.


NOTE 17 - SUBSEQUENT EVENT

On March 11, 1996, the Company entered into a Memorandum of Agreement to acquire through the Company's newly formed subsidiary, ISL, Inc., certain technology, including the technology for a small, self-contained, voice-activated, portable, pentium(R) processor-driven, multi-media computer ("Technology"). If consummated, the transfer of the Technology could involve the issuance of up to 1,000,000 shares of the Company's common stock, which, if issued, would be subject to several conditions, including an escrow of the shares to secure indemnification obligations of the current owners of the Technology, and restrictions on the right to vote the shares until satisfaction of certain conditions including award of a significant contract utilizing the Technology. There can be no assurance that numerous conditions necessary to consummate the transfer of the Technology will be satisfied.