Form 10QSB
period 1996-03-31
TELTRONICS INC
filed 1996-05-15
CIK 97052

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    March 31, 1996
                                    --------------------------------------------

                                     or

( )   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

      For the transition period from         to
                                    ---------  ---------------------------------
Commission file number    0-17893
                      ----------------------------------------------------------

                              TELTRONICS, INC.
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                                     59-2937938
- ----------------------------------              --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


            2150 Whitfield Industrial Way, Sarasota, FL 34243-4046
- --------------------------------------------------------------------------------
                   (Address or principal executive offices)

Issuer's telephone number   (941) 753-5000
                         -------------------------------------------------------

                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)



          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     ----        ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,610,168
                                                            -----------


Exhibit index appears on page 12.  Total pages 13.

PART I - FINANCIAL INFORMATION


                               TELTRONICS, INC.

                          CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                                  March 31, 1996            December 31, 1995
                                                                 ----------------           -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $         29,020           $        264,379
  Accounts receivable, net of allowance for
    doubtful accounts of $78,534 at
    March 31, 1996 and $65,239 at
    December 31, 1995                                                   5,164,686                  3,207,556
  Inventories                                                           2,795,465                  3,239,658
  Prepaid expenses and other current assets                               386,545                    167,948
                                                                 ----------------           ----------------
      Total current assets                                              8,375,716                  6,879,541
                                                                 ----------------           ----------------

PROPERTY AND EQUIPMENT, NET                                             1,825,011                  1,636,067
                                                                 ----------------           ----------------
OTHER ASSETS:
  Prepaid lease guarantee, net                                            263,685                    270,684
  Software development costs, net                                          44,322                     66,822
  Other                                                                    69,380                     60,837
                                                                 ----------------           ----------------
      Total other assets                                                  377,387                    398,343
                                                                 ----------------           ----------------

TOTAL ASSETS                                                     $     10,578,114           $      8,913,951
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31, 1996           December 31, 1995
                                                                 ----------------          -----------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                              $      3,722,745           $      2,565,070
  Current portion of capital lease obligations                            152,646                    152,646
  Accounts payable                                                      2,876,259                  2,388,231
  Accrued expenses                                                        744,646                    730,122
  Deferred income                                                         111,635                     87,169
  Other current liabilities                                                58,352                     68,870
                                                                 ----------------           ----------------
      Total current liabilities                                         7,666,283                  5,992,108
                                                                 ----------------           ----------------
LONG-TERM LIABILITIES:
  Capital lease obligations, less current portion                         181,666                    218,865
  Long-term debt, less current portion                                    307,131                    364,808
                                                                 ----------------           ----------------
      Total long-term liabilities                                         488,797                    583,673
                                                                 ----------------           ----------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par, 50,000,000
    shares authorized, 2,610,168 issued
    and outstanding                                                         2,611                      2,611
  Additional paid-in capital                                           10,861,593                 10,861,593
  Accumulated deficit                                                  (8,441,170)                (8,526,034)
                                                                 ----------------           ----------------
      Total stockholders' equity                                        2,423,034                  2,338,170
                                                                 ----------------           ----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $     10,578,114           $      8,913,951
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                               3 MONTHS ENDED
                                                                 -------------------------------------------
                                                                   March 31, 1996            March 31, 1995
                                                                 ----------------           ----------------
SALES                                                            $      7,025,071           $      5,670,705
COST OF GOODS SOLD                                                      4,830,664                  3,857,402
                                                                 ----------------           ----------------

GROSS PROFIT                                                            2,194,407                  1,813,303
                                                                 ----------------           ----------------
OPERATING EXPENSES
  General and administrative                                              470,561                    375,589
  Research and development                                                199,944                    418,904
  Selling and marketing expenses                                        1,307,051                    899,487
                                                                 ----------------           ----------------

                                                                        1,977,556                  1,693,980
                                                                 ----------------           ----------------
OPERATING INCOME                                                          216,851                    119,323
OTHER INCOME (EXPENSES)
  Interest                                                               (125,794)                   (87,213)
  Gain on sale of investment                                                    -                          -
  Miscellaneous                                                            (6,193)                     2,593
                                                                 ----------------           ----------------
                                                                         (131,987)                   (84,620)

INCOME (LOSS) BEFORE INCOME TAXES                                          84,864                     34,703

PROVISION FOR INCOME TAXES                                                      -                          -
                                                                 ----------------           ----------------

NET PROFIT (LOSS)                                                $         84,864           $         34,703
                                                                 ================           ================

NET PROFIT (LOSS) PER SHARE                                      $           0.03           $           0.04
                                                                 ================           ================
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                    2,610,168                    982,440
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.



                 STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)





                                                                                      Retained
                                  COMMON STOCK                  Additional            Earnings
                        -------------------------------           Paid-In          (Accumulated
                            Shares            Amount              Capital             Deficit)            Total
                        -------------     -------------       --------------      ---------------     -------------
BALANCE AT,
    December 31, 1995      2,610,168      $       2,611       $   10,861,593      $  (8,526,034)      $   2,338,170

Net Profit                         -                  -                    -             84,864              84,864
                        ------------      -------------       --------------      -------------       -------------
BALANCE AT,
    March 31, 1996         2,610,168      $       2,611       $   10,861,593      $  (8,441,170)      $   2,423,034





                             See accompanying notes

                                TELTRONICS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               3 MONTHS ENDED
                                                                 -------------------------------------------
                                                                 March 31, 1996               March 31, 1995
                                                                 ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $         84,864           $         34,703
  Adjustments to reconcile net income
      to net cash:
    Depreciation and amortization                                         150,717                    133,266
    Changes in assets and liabilities:
      Accounts receivable and other assets                             (2,175,727)                  (263,922)
      Inventories                                                         444,193                    (53,081)
      Income taxes receivable                                                   -                    (11,492)
      Increase in other assets                                             (8,543)                       300
      Accounts payable and accrued liabilities                            516,500                   (213,136)
                                                                 ----------------           ----------------
         Net cash flows from operating activities                        (987,996)                  (373,362)
                                                                 ----------------           ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (310,162)                   (35,422)
                                                                 ----------------           ----------------
         Net cash flows from investing activities                        (310,162)                   (35,422)
                                                                 ----------------           ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                          5,406,154                  5,779,000
  Repayment on line of credit                                          (4,248,479)                (5,191,537)
  Repayment of notes payable and
    other long-term debt                                                  (94,876)                  (178,599)
                                                                 ----------------           ----------------
         Net cash flows from financing activities                       1,062,799                    408,864
                                                                 ----------------           ----------------

Net increase (decrease) in cash                                          (235,359)                        80
Cash and cash equivalents, beginning of year                              264,379                     19,824
                                                                 ----------------           ----------------
Cash and cash equivalents, end of year                           $         29,020           $         19,904
                                                                 ================           ================





                            See accompanying notes

                               TELTRONICS, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of March 31, 1996 and for the three month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1995 Audited Financial Statements. All such adjustments were of a normal recurring nature. The Company's significant accounting policies are described in the notes to the December 31, 1995 Audited Financial Statements and there have been no material changes in significant accounting policies from those described therein.

The year-end condensed balance sheet data included in the condensed financial statements was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - SUBSEQUENT EVENTS

In April 1996, the Company's wholly owned subsidiary, ISL, Inc. ("ISL"), acquired certain technology and related assets for a small, self-contained, voice activated, portable pentium(R) processor driven, multimedia computer ("Technology") in exchange for the assumption of certain indebtedness and possible issuance of up to 1,000,000 restricted shares of the Company's non-voting common stock, if authorized by the stockholders ("the NVC Shares"), upon the satisfaction of certain conditions, including the award of significant contracts ("Contract") to ISL utilizing the Technology. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Outlook.

In April, 1996, the Company received a commitment from a financing company to provide the Company with up to $3,000,000 of equity financing in exchange for the proposed issuance of up to 250,000 restricted shares of the Company's common stock and up to 2,750,000 restricted shares of the Company's non-voting common stock, if authorized by the stockholders, convertible on a one for one basis into restricted shares of the Company's common stock at any time after one year subsequent to date of issuance. Any non-voting common not converted would be subject to redemption at the option of the Company at any time commencing fifteen months subsequent to issuance at redemption prices inclusive of a premium. The non-voting common shares would also be subject to a right of first refusal in favor of the Company if the holder offered the shares for sale to an unaffiliated third party. The common and non-voting common shares, if issued, would be subject to restrictions under Rule 144 of the Securities Act of 1933, as amended. There can be no assurance that the shares will be issued or if issued will be issued upon the terms and conditions presently proposed.

In May, 1996, the Company received a commitment from a lending institution covering a $1,500,000 term loan ("Loan"), which commitment is subject to completion of due diligence and negotiation of acceptable loan documentation. Borrowings, if any, under the Loan would bear interest at 13.5% per annum and be secured by a second lien position in the Company's assets. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Current Outlook.

                               TELTRONICS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

In the first quarter of 1996, the Company's sales increased to $7,025,000 compared to sales of $5,671,000 for the corresponding quarter of 1995. The increased sales were attributable to $1,885,000 in additional sales provided by AT Supply, Inc. ("AT Supply"), an 80% subsidiary located in San Antonio, Texas and formed in October 1995 to distribute data acquisition equipment. Gross profit increased to $2,194,000 for the first quarter of 1995 compared to $1,813,000 for the same period last year. Overall operating expenses increased approximately $284,000 primarily as a result of AT Supply which recorded operating expenses of approximately $237,000. As a result of increased sales and controlled operating expenses the first quarter of 1996 reflected a net profit of $85,000 compared to $35,000 for the first quarter of 1995.


RESULTS OF OPERATIONS

Total sales for the first quarter of 1996 increased by approximately $1,354,000 over the same period of 1995. The increase was attributable to sales provided by AT Supply.

Gross profit for the first quarter of 1996 increased to $2,194,000 from $1,813,000 for the same quarter of 1995. The increase in gross profit was the result of $305,000 in gross profit contributed by AT Supply. The gross profit percentage of sales declined slightly from 32.0% to 31.2% as a result of AT Supply whose margins are typically in the 16% range. The gross profit on sales of the Company excluding AT Supply increased from 32.0% to 36.8%.

Total operating expenses for the quarter ended March 31, 1996 were $1,977,000 as compared to $1,694,000. Administrative expenses increased by approximately $95,000 compared to the first quarter of 1995. This increase was the result of increased accounting department expense of $28,000 and increased general expenses of approximately $67,000, related to cost of administrating the Company's additional facilities.

Research and development expense were $200,000 for the quarter compared to $419,000 for the first quarter of 1995. The decline in research and development expense is the result of the Company actively eliminating non-profitable products in its core business.

Selling and marketing expense increased by $408,000 to $1,307,000, compared to $899,000 for the first quarter of 1995. Approximately $237,000 of this increase was the result of added selling and marketing expenses of AT Supply while the balance of the increase can be attributed to the additional marketing collateral and sales promotion and enhancements of ORBi-TEL for WINDOWS.

Operating income for the quarter increased by $98,000 to $217,000 compared to operating income for the first quarter of 1995 of $119,000.

Interest expense for the quarter increased to $126,000 compared to $87,000 for the same period of 1995 primarily as a result of increased borrowings related to AT Supply and additional borrowings related to existing core business.

Net profit for the quarter was $85,000, an increase of approximately $50,000 above the same period of 1995. The increase was primarily the result of the addition of AT Supply.


FINANCIAL CONDITION

Total assets at March 31, 1996 were $10,578,114 compared to $8,913,951 at December 31, 1995. The Company's current ratio at March 31, 1996 was 1.09:1, compared to 1.14:1 at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided by borrowings from The CIT Group/Credit Finance ("CIT"). The CIT facility provides for borrowing up to $3,500,000. $296,700 of this was a term loan secured by fixed assets at an interest rate of 3% above the prime rate to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured
by inventory and receivables at an interest rate of prime plus 3%.   The
Company is currently negotiating to increase the line to approximately
$4,900,000.

The Company's working capital ratio at March 31, 1996 was 1.09:1. Net working capital was $709,433 at March 31, 1996. Short term requirements are expected to be met through cash flows from operations augmented by the credit line facility.

In addition, the Company is exploring the possibility of other equity or debt financing.


CURRENT OUTLOOK

The Company anticipates continued positive results from its subsidiary, AT Supply, which contributed $1,885,000 of additional sales in the first quarter.

The Company anticipates an upswing in both its Remote Maintenance and Telemanagement business during the remainder of 1996 and continues to look for suitable distributors in the European marketplace for its Remote Maintenance product line.

In April 1996, the Company's wholly owned subsidiary, ISL, Inc. ("ISL"), acquired certain technology and related assets for a small, self-contained, voice activated, portable pentium(R) processor driven, multimedia computer ("Technology") in exchange for the assumption of certain indebtedness and possible issuance of up to 1,000,000 restricted shares of the Company's non-voting common stock, if authorized by the stockholders ("the NVC Shares"), upon the satisfaction of certain conditions, including the award of significant contracts ("Contract") to ISL utilizing the Technology. The NVC Shares, if issued, would be subject to several conditions, including an escrow to secure certain indemnification obligations. There can be no assurance that a Contract will be awarded or, if awarded, that the Contract will contain the terms and conditions required to obligate ISL to deliver any or all of the NVC Shares.

At March 31, 1996 the Company has advanced funds of approximately $60,000 on behalf of ISL pursuant to Line Notes dated March 15, 1996, bearing interest at prime plus three percent (3%) and payable on demand.

In April, 1996, the Company received a commitment from a financing company to provide the Company with up to $3,000,000 of equity financing in exchange for the proposed issuance of up to 250,000 restricted shares of the Company's common stock and up to 2,750,000 restricted shares of the Company's non-voting common stock, if authorized by the stockholders, convertible on a one for one basis into restricted shares of the Company's common stock at any time after one year subsequent to date of issuance. Any non-voting common not converted would be subject to redemption at the option of the Company at any time commencing fifteen months subsequent to issuance at redemption prices inclusive of a premium. The non-voting shares would also be subject to a right of first refusal in favor of the Company if the holder offered the shares for sale to an unaffiliated third party. The common and non-voting common shares, if issued, would be subject to restrictions under Rule 144 of the Securities Act of 1933, as amended. There can be no assurance that the shares will be issued or if issued will be issued upon the terms and conditions presently proposed.

In May, 1996, the Company received a commitment from a lending institution covering a $1,500,000 term loan ("Loan"), which commitment is subject to completion of due diligence and negotiation of acceptable loan documentation. Borrowings, if any, under the Loan would bear interest at 13.5% per annum and be secured by a second lien position in the Company's assets. As currently proposed, the Loan would allow the Company to prepay the Loan at any time during the Loan's five year term without penalty. Other terms of the Loan as proposed would entail the Company paying to the lender a 2% processing fee, and issuing warrants entitling the lender to purchase up to 400,000 shares of the Company's common stock, subject to adjustment. There can be no assurance that the Company will be able to negotiate acceptable documentation to close the Loan, or that if closed, it will be closed upon the terms and conditions presently proposed.

The Company is continuing to explore the possibility of developing or acquiring new products, product lines or businesses.

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and ComCentral Corp. ("ComCentral"), seeking damages in connection with a sale of shares of ComCentral in 1993. The complaint seeks rescission, damages in excess of $15,000, as well as costs and attorneys fees. The Company and its director moved to dismiss the complaint on numerous grounds, which was granted on February 9, 1996 without prejudice. The complaint was refiled in early April, 1996 and discovery has commenced. The Company believes that it has meritorious defenses to the allegations and will vigorously defend the refiled complaint.


ITEM 2.         CHANGES IN SECURITIES - None


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5.         OTHER INFORMATION - None


ITEM 6A.        EXHIBITS

                10.1  Agreement of Sale dated as of March  27, 1996
                      among ISL, Inc., Interactive Solutions, LLC,
                      Bruce W. Hanks, Kevin Rogers and Michael Jonas  . . .  (a)
                10.2  Amendment to Agreement of Sale dated April
                      18, 1996 among ISL, Inc., Interactive
                      Solutions, LLC, Bruce W. Hanks, Kevin Rogers
                      and Michael Jonas . . . . . . . . . . . . . . . . . .  (b)
                27    Financial Data Schedule (for SEC purposes only) . . .  (c)


ITEM 6B.        REPORTS ON FORM 8-K - None

- -------------------
(a)   Filed as an Exhibit to the Company's Form 8-K filed April 5, 1996.
(b) Filed as an Exhibit to the Company's Amendment to Form 8-K filed April 25, 1996.
(c)   Filed as an Exhibit to this Report on Form 10-QSB.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TELTRONICS, INC.





May 14, 1996                            /s/ Ewen Cameron
                                        -------------------------------------
                                        Ewen Cameron
                                        President and Chief Executive Officer