Form 10QSB
period 1996-06-30
TELTRONICS INC
filed 1996-08-13
CIK 97052

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-QSB


(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        JUNE 30, 1996
                                       ---------------------------------
                               or

( )      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

Commission file number                      0-17893
                      ----------------------------------------------------------

                              TELTRONICS, INC.
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                                             59-2937938
- -------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            2150 Whitfield Industrial Way, Sarasota,FL 34243-4046
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,612,013

PART I - FINANCIAL INFORMATION

                                TELTRONICS, INC.

                                 BALANCE SHEET

                                     ASSETS


                                                                    June 30, 1996           December 31, 1995
                                                                    -------------           -----------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $         62,370           $        264,379
  Accounts receivable, net of allowance for
    doubtful accounts of $93,534 at
    June 30, 1996 and $65,239 at
    December 31, 1995                                                   4,837,664                  3,207,556
  Inventories                                                           3,068,580                  3,239,658
  Prepaid expenses and other current assets                               425,017                    167,948
                                                                 ----------------           ----------------
      Total current assets                                              8,393,631                  6,879,541

PROPERTY AND EQUIPMENT, NET                                             1,871,236                  1,636,067

OTHER ASSETS:
  Prepaid lease guarantee, net                                            256,686                    270,684
  Software development costs, net                                          21,822                     66,822
  Other                                                                   273,524                     60,837
                                                                -----------------           ----------------
      Total other assets                                                  552,032                    398,343

TOTAL ASSETS                                                     $     10,816,899           $      8,913,951
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.


                                 BALANCE SHEET
                                  (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    June 30, 1996          December 31, 1995
                                                                    -------------          -----------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Current portion of long term debt                              $      3,827,912           $      2,565,070
  Current portion of capital lease obligations                            152,646                    152,646
  Accounts payable                                                      3,015,979                  2,388,231
  Accrued expenses                                                        874,756                    730,122
  Deferred income                                                         117,037                     87,169
  Other current liabilities                                                98,187                     68,870
                                                                 ----------------           ----------------
      Total current liabilities                                         8,086,517                  5,992,108

LONG-TERM LIABILITIES:
  Capital lease obligations, less current portion                         153,041                    218,865
  Long term debt, less current portion                                    374,086                    364,808
                                                                 ----------------           ----------------
      Total long-term liabilities                                         527,127                    583,673


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par, 50,000,000
    shares authorized, 2,610,168 issued
    and outstanding at June 30, 1996
    and December 31, 1995                                                   2,611                      2,611
  Additional paid-in capital                                           10,861,593                 10,861,593
  Accumulated deficit                                                  (8,660,949)                (8,526,034)
                                                                 ----------------           ----------------
      Total shareholders' equity                                        2,203,255                  2,338,170

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $     10,816,899           $      8,913,951
                                                                 ================           ================





                             See accompanying notes

                                TELTRONICS, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                               3 MONTHS ENDED                           6 MONTHS ENDED
                                       -------------------------------         --------------------------------
                                                   JUNE 30,                                JUNE 30,
                                           1996               1995                 1996                1995
                                      -------------      -------------         ------------       -------------
SALES                                 $   6,284,190      $   5,679,789         $ 13,309,261       $  11,350,494

COST OF GOODS SOLD                        4,127,083          3,639,637            8,957,747           7,497,039
                                      -------------      -------------         ------------       -------------
GROSS PROFIT                              2,157,107          2,040,152            4,351,514           3,853,455

OPERATING EXPENSES
  General and administrative                543,966            393,579            1,014,527             769,168
  Research and development                  469,378            379,657              669,322             798,561
  Selling and marketing expenses          1,256,576            918,839            2,563,627           1,818,326
                                      -------------      -------------         ------------       -------------
                                          2,269,920          1,692,075            4,247,476           3,386,055

OPERATING INCOME (LOSS)                    (112,813)           348,077              104,038             467,400

OTHER INCOME (EXPENSES)
  Interest                                 (134,069)           (91,075)            (259,863)           (178,288)
  Gain on sale of investment                      0             (5,207)                   0              (2,614)
  Miscellaneous                              27,103            (65,500)              20,910             (65,500)
                                      -------------      -------------         ------------       -------------
                                           (106,966)          (161,782)            (238,953)           (246,402)

INCOME (LOSS) BEFORE
  INCOME TAXES                             (219,779)           186,295             (134,915)            220,998

PROVISION FOR INCOME TAXES                        0                  0                    0                   0
                                      -------------      -------------         ------------       -------------
NET PROFIT (LOSS)                     $    (219,779)     $     186,295         $   (134,915)      $     220,998
                                      =============      =============         ============       =============

NET PROFIT (LOSS) PER SHARE           $       (0.08)     $        0.12         $      (0.05)      $        0.15
                                      =============      =============         ============       =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                      2,610,168          1,547,069            2,610,168           1,428,115
                                      =============      =============         ============       =============





                             See accompanying notes

                                TELTRONICS, INC.




                 STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                     Retained
                                                                                    Additional
                                     COMMON STOCK                                    Earnings
                             ----------------------------         Paid-In          (Accumulated
                                 Shares         Amount            Capital            Deficit)             Total
                             ------------   -------------     -------------       --------------      -------------
BALANCE AT,
   December 31, 1995            2,610,168   $      2,611      $  10,861,593       $   (8,526,034)     $   2,338,170

Net loss                                0              0                  0             (134,915)          (134,915)
                             ------------      ---------      -------------       --------------      -------------
BALANCE AT,
  June 30, 1996                 2,610,168   $      2,611      $  10,861,593       $   (8,660,949)     $   2,203,255





                             See accompanying notes

                                TELTRONICS, INC.


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               6 MONTHS ENDED
                                                                 -------------------------------------------
                                                                                  JUNE 30,
                                                                 -------------------------------------------
                                                                        1996                      1995
                                                                 ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $       (134,915)          $        220,998
  Adjustments to reconcile net income (loss)
      to net cash flows from (used in)
      operating activities:
         Depreciation and amortization                                    297,798                    273,880
         Cost of conversion rights                                              0                     65,500
         Changes in assets and liabilities:
           Accounts receivable and other assets                        (1,630,108)                  (296,869)
           Inventories                                                    171,078                   (504,684)
           Income taxes receivable                                              0                    428,538
           Increase in other assets                                      (257,069)                         0
           Deferred revenue                                                29,868                          0
           Accounts payable and accrued liabilities                       801,699                   (114,688)
                                                                 ----------------           ----------------
             Net cash flows from operating activities                    (721,649)                    72,675

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (473,969)                   (99,280)
  Capitalized software development costs                                 (212,687)                         0
                                                                 ----------------           ----------------
         Net cash flows from investing activities                        (686,656)                   (99,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                         10,631,951                 11,593,747
  Repayment on line of credit                                          (9,432,176)               (11,139,488)
  Repayment of notes payable and
    other long-term debt                                                 (254,861)                  (436,358)
  Proceeds from notes payable                                             261,382                          0
  Advance from related party                                                    0                     14,000
                                                                 ----------------           ----------------
         Net cash flows from financing activities                       1,206,296                     31,901

Net increase (decrease) in cash                                          (202,009)                     5,296
Cash and cash equivalents, beginning of year                              264,379                     19,824
                                                                 ----------------           ----------------
Cash and cash equivalents, end of year                           $         62,370           $         25,120
                                                                 ================           ================








                             See accompanying notes

                                TELTRONICS, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of June 30, 1996 and for the six month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1995 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

The year-end condensed balance sheet data included in the condensed financial statements was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The statements therefore should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1995.

NOTE B - SUBSEQUENT EVENTS

In July 1996 the Company entered into a letter of intent with Shared Resource Exchange, Inc. ("SRX") and is negotiating for the possible purchase of assets of their digital switching business that includes PBX, ACD, E911 and wireless local loop products.

The proposed purchase would involve the issuance of up to 975,000 shares of Restricted voting common shares of Teltronics. The shares would have piggyback registration rights under certain circumstances. The proposed purchase is subject to due diligence review and negotiation of a mutually acceptable
definitive agreement.   The Company has approved the issuance to Norman R.
Dobiesz of up to 3,500 shares of Series A Preferred Stock of the Company ("Series A Preferred") upon a closing of the proposed SRX purchase. Each share of Series A Preferred would: (1) entitle Mr. Dobiesz to four hundred (400) votes; (2) have no liquidation preference over the shares of Common Stock of the Company; and (3) be subject to certain restrictions on resale.

On July 30, 1996 the Board of Directors approved an amendment to the Company's 1995 Incentive Stock Option Plan increasing the number of shares of Common Stock available thereunder to 1,250,000 Shares. The Board of Directors also approved the grant of an option to purchase an additional 500,000 shares of the voting common stock of the Company to the Company's President and CEO, exercisable at a rate of 100,000 shares each year over a five year period provided he is employed by the Company. The Board also approved the grant of an option to purchase 50,000 shares of the voting common stock of the Company to Carl S. Levine, a director of the Company.

On August 6, 1996, at the Company's Annual Meeting of Stockholders, the Stockholders re-elected the directors of the Company; ratified the selection of Millward and Company, independent certified public accountants, as auditors of the Company; and approved an

                                TELTRONICS, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


amendment to and restatement of the Company's Restated Certificate of Incorporation which (i) adjusted the authorized capital stock of the Company to permit the issuance of up to: Forty Million (40,000,000) shares of Common Stock, Five Million (5,000,000) shares of Non-Voting Common Stock ("NVC Stock"), and Five Million (5,000,000) shares of Preferred Stock, each with a par value of $.001 per share; (ii) authorized the Board of Directors to determine and set: the class and designation (including conversion rights, if any) of future classes of NVC Stock; and the series, rank and serial designation, including, but not limited to, voting rights, if any, of future series of Preferred Stock.

                                TELTRONICS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The first six months of 1996 reflected sales of $13,309,000 compared to $11,350,000 for the first six months of 1995. The increased sales were the result of additional sales of $3,515,000 provided by AT Supply, Inc. ("AT Supply"), an 80% subsidiary located in San Antonio, Texas and formed in October 1995. Gross profit increased to $4,352,000 from $3,853,000 for the same period last year primarily as a result of the increased sales. Total operating expenses increased to $4,247,000 from $3,386,000 for the first six months of the prior year. The increased operating expenses were primarily the result of $478,000 attributable to AT Supply coupled with $256,000 in R&D expenses recorded by the Company's wholly owned subsidiary, Interactive Solutions, Inc. ("IS"). The first six months of 1996 reflected a net loss of ($135,000) compared to a net profit of $221,000 for the first half of 1995. The loss for the first six months is the direct result of the added R&D expenditures incurred by IS as continued technological advancements are made on the Company's small, self contained, voice activated, portable pentium(R) processor driven, multimedia computer.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

For the three months ended June 30, 1996 sales increased to $6,284,190 from $5,679,789. The sales increase was the result of approximately $1,630,000 in sales contributed by AT Supply. Gross profit increased to $2,157,107 compared to $2,040,152 as a direct result of increased sales. The gross profit percentage of sales declined from 35.9% to 34.3% as a result of AT Supply, whose margins are typically in the 16%-18% range as well as some changes in other product mixes.

Total operating expenses for the three months ended June 30, 1996 were $2,269,920 compared to $1,692,075 for the comparable period of 1995. The increase in operating expenses is primarily the result of approximately $241,000 in expenses attributable to AT Supply and $256,000 in R&D expenses associated with IS. As a direct result of the increased R&D expenditures, an operating loss of ($112,813) was reflected for the three month period ended June 30, 1996 compared to an operating profit of $348,077 for the corresponding three month period of 1995.

Other income and expenses for the three month period ended June 30, 1996 reflected expenses of $106,966 compared to expenses of $161,782 for the three month period ended June 30, 1995. These expenses reflected a reduction from the prior year as a result of $65,500 non-recurring financing expense which was recorded during 1995.

                                TELTRONICS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The three month period ended June 30, 1996 reflected a net loss of ($219,779) compared to a profit of $186,295 for the same period of 1995 primarily as a direct result of the Company's decision to pursue the opportunities associated with research and development efforts of IS.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Total sales for the six months ended June 30, 1996 increased by 17.3% to $13,309,261 compared to $11,350,494 for the first six months of 1995. The sales increase was the result of approximately $3,515,000 in sales recorded by the Company's 80% subsidiary AT Supply.

Gross profit for the first six months increased to $4,351,514 from $3,853,455 for the same period of 1995. Gross profit reflected at 32.7% of sales for the first six months of 1996 as compared to 33.9% for the same period of 1995. The decline in gross profit percentage is related to the increased sales of AT Supply whose margins are typically in the 16%-18% range coupled with some changes in other product mixes.

Total operating expenses for the first six months were $4,247,476, an increase of $861,421 from the same period of last year. The increase in operating expenses is directly attributable to AT Supply which recorded $478,320 in operating expenses during the first six months and IS which recorded $256,488 in R&D expenses during the first six months of 1996.

Operating income for the first six months of 1996 was $104,038 compared to $467,400 for the first half of 1995. The reduced operating income level for this period is tied to the R&D expenditures of approximately $256,000 recorded by IS during the second quarter coupled with the slight decline in gross margin percentage.

Other income and expenses reflected expenses of $238,953 for the first six months of 1996 compared to $246,402 for the corresponding period of 1995. Interest expense increased by $81,575 to $259,863 for the first six months of 1996 however, that increase was offset for the most part as a result of a $65,500 non-recurring charge which was recorded in the corresponding period of 1995 and not present in 1996.

The six month period ended June 30, 1996 reflected a net loss of ($134,915) compared to a profit of $220,998 for the first six months of 1995. The net loss position at the end of six months is directly related to the decision to invest approximately $256,000 of R&D expenditures during the second quarter to pursue the opportunities related to the technology of IS.

                                TELTRONICS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets at June 30, 1996 were $10,816,899 compared to $8,913,951 at December 31, 1995. The Company's current ratio at June 30, 1996 was 1.04:1 compared to 1.14:1 at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided by borrowings from The CIT Group/Credit Finance ("CIT"). The CIT facility was modified May 14, 1996 to provide for borrowing up to $4,950,000. Previously the line had provided for borrowing up to $3,500,000. $296,700 of this was a term loan secured by fixed assets at an interest rate of 3% above the prime rate to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured by inventory and receivables at an interest rate of prime plus 3%. Effective November 1, 1996, the interest rate will be reduced to an interest rate of 2.5% above the prime rate.

The Company's working capital ratio at June 30, 1996 was 1.04:1. Net working capital was $307,114 at June 30, 1996. Short term requirements are expected to be met through cash flows from operations augmented by the credit line facility.

In addition, the Company is exploring the possibility of other equity or debt financing.

CURRENT OUTLOOK

The Company anticipates continued positive results from its subsidiary AT Supply which contributed $3,515,000 in additional sales and $143,000 in operating income during the first six months of 1996.

The Company is currently investing in the product developed by Interactive Solutions. Indications are good that this product will have a niche market in the marketplace of hands free training. The Company anticipates a demostratable unit by the beginning of October.

In the event that SRX's definitive agreement closes, the Company will have a new product range that it will be able to manufacture and sell. Our current business of remote monitoring, communications management and contract manufacturing continue to grow. As anticipated, the long distance management products have slowed but still accounted for over $2,000,000 in the last six months.

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


ITEM 2.         CHANGES IN SECURITIES - None


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None


ITEM 5.         OTHER INFORMATION - None


ITEM 6A.        EXHIBITS

                10.2        Amendment to Loan and Security Agreement
                            dated December 29, 1995 between The CIT
                            Group/Credit Finance, AT Supply, Inc.
                            and Teltronics, Inc. dated May 14, 1996   . . . . . . . . . . . . . . . . .  (a)
                10.3        Promissory Note between Barnett Bank of
                            Manatee County, N.A. and Teltronics, Inc.
                            dated April 22, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)
                10.4        Agreement of Sale dated as of the 27th day
                            of March, 1996 by and among Interactive Solutions, LLC,
                            its Members and ISL, Inc.   . . . . . . . . . . . . . . . . . . . . . . . .  (b)
                10.5        Amendment to Agreement of Sale dated the 18th
                            day of April, 1996 by and among Interactive Solutions,
                            LLC, its Members and ISL, Inc.  . . . . . . . . . . . . . . . . . . . . . .  (c)
                27          Financial Data Schedule (for SEC use only)  . . . . . . . . . . . . . . . .  (a)

ITEM 6B.        REPORT ON FORM 8-K

                Two reports were filed to report the acquisition of the Interactive Solution technology. No financial statements were required to be filed.

                      (1)   Form 8-K filed April 5, 1996
                      (2)   Form 8-K/A-1 filed April 25, 1996

- -------------------------


(a) Filed as an Exhibit to this Quarterly Report on Form 10-QSB for the 6 month period ended June 30, 1996.
(b)      Filed as an Exhibit to Form 8-K filed April 5, 1996.
(c)      Filed as an Exhibit to Form 8-K/A-1 filed April 25, 1996.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TELTRONICS, INC.





August 12, 1996                         /s/ Ewen Cameron
                                        -------------------------------------
                                        President and Chief Executive Officer