Form 10QSB
period 1996-09-30
TELTRONICS INC
filed 1996-11-20
CIK 97052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended          September 30, 1996
                                   -----------------------------------
                                       or

( )    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

   For the transition period from ____________  to  __________________

Commission file number                     0-17893
                      ------------------------------------------------

                             TELTRONICS, INC.
--------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

   Delaware                                                    59-2937938
-------------------------------              -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

            2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
--------------------------------------------------------------------------
                    (Address or principal executive offices)

Issuer's telephone number           (941)  753-5000
                         -------------------------------------------------

                                 Not Applicable
 --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    --------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   3,366,013  shares of
voting common stock.

PART I - FINANCIAL INFORMATION


                                TELTRONICS, INC.

                                 BALANCE SHEET

                                     ASSETS

                                    September 30,    December 31,
                                        1996            1995
                                    ------------     ------------
                                     (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents          $   330,009     $   264,379
  Accounts receivable, net of
    allowance for doubtful
    accounts of $144,879 at
    September 30, 1996 and
    $65,239 at December 31, 1995        5,549,133      3,207,556
  Inventories                          6,951,214       3,239,658
  Prepaid expenses and other
    current assets                        344,103        167,948
                                      -----------    -----------
      Total current assets             13,174,459      6,879,541
                                      -----------    -----------
PROPERTY AND EQUIPMENT, NET             2,840,923      1,636,067
                                      -----------    -----------
OTHER ASSETS:
  Prepaid lease guarantee, net            249,687        270,684
  Software development costs, net               0         66,822
  Other                                   270,073         60,837
                                      -----------    -----------
      Total other assets                  519,760        398,343
                                      -----------    -----------
TOTAL ASSETS                          $16,535,142    $ 8,913,951
                                      ===========    ===========

                             See accompanying notes

                                 BALANCE SHEET
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  September 30,      December 31,
                                      1996              1995
                                   (unaudited)

CURRENT LIABILITIES:
  Current portion of long
    term debt                     $ 4,428,051        $ 2,565,070
  Current portion of long
    term lease obligations            382,127            152,646
  Accounts payable                  4,613,986          2,388,231
  Accrued liabilities                 772,910            730,122
  Deferred income                     123,378             87,169
  Other current liabilities           649,552             68,870
                                  -----------        -----------
     Total current liabilities     10,970,004          5,992,108
                                  -----------        -----------
LONG-TERM LIABILITIES:
  Capital lease obligations,
   less current portion               280,652            218,865
  Long-term debt,
   less current portion               987,091            364,808
                                  -----------        -----------
     Total long-term liabilities    1,267,743            583,673
                                  -----------        -----------

SHAREHOLDERS' EQUITY:
  Preferred Stock, Series A,
    $.001 par value, 5,000,000
    shares authorized, 3,500
    issued and outstanding                 4                  0
  Common Stock, $.001 par
    value, 45,000,000 shares
    authorided, 3,366,013
    voting shares issued and
    outstanding                        3,367              2,611
  Additional paid-in capital      13,161,243         10,861,593
  Accumulated deficit             (8,867,219)        (8,526,034)
                                 -----------        -----------
     Total shareholders' equity    4,297,395          2,338,170
                                 -----------        -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $16,535,142        $ 8,913,951
                                 ===========        ===========

                             See accompanying notes

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                              3 MONTHS ENDED           9 MONTHS ENDED
                               SEPTEMBER 30,            SEPTEMBER 30,
                              1996        1995         1996       1995
                          ===========  ===========  ===========  ===========

SALES                     $ 7,063,549  $ 5,461,479  $20,372,810  $16,811,973
COST OF GOODS SOLD          4,729,187    3,190,689   13,686,934   10,687,728
                          -----------  -----------  -----------  -----------
GROSS PROFIT                2,334,362    2,270,790    6,685,876    6,124,245
                          -----------  -----------  -----------  -----------
OPERATING EXPENSES
  General and
  administrative              667,335      480,423    1,681,862    1,249,591
  Research and
    development                 4,823      352,022    1,014,145    1,150,583
  Selling and marketing
    expenses                1,381,532    1,035,438    3,945,159    2,853,764
                          -----------  -----------  -----------  -----------
                            2,393,690    1,867,883    6,641,166    5,253,938
                          -----------  -----------  -----------  -----------
OPERATING INCOME (LOSS)       (59,328)     402,907       44,710      870,307

OTHER INCOME (EXPENSES)
  Interest                   (138,011)    (102,633)    (397,874)    (280,921)
  Miscellaneous                (8,931)       1,161       11,979       (1,453)
  Financing expense                 0            0            0      (65,500)
                          -----------  -----------  -----------  -----------
                             (146,942)    (101,472)    (385,895)    (347,874)
                          -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE
  INCOME TAXES               (206,270)     301,435     (341,185)     522,433

PROVISION (BENEFIT) FOR
  INCOME TAXES                      0            0            0            0

NET INCOME (LOSS)           $(206,270)   $ 301,435   $ (341,185)  $  522,433
                          ===========  ===========  ===========  ===========
NET INCOME (LOSS)
  PER SHARE                 $   (0.06)   $    0.12     $  (0.10)   $    0.29
                          ===========  ===========  ===========  ===========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING        3,366,013    2,550,168    3,366,013    1,811,611
                          ===========  ===========  ===========  ===========

                             See accompanying notes

                              STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                           SERIES A
                                                          PREFERRED
                              COMMON STOCK                  STOCK
                          =====================         ==============
                           Shares       Amount          Shares  Amount
                          =========     =======         ======  ======

BALANCE AT,
   December 31, 1995      2,610,168     $ 2,611             0      0

Shares issued pursuant
   to exercise of
   Purchase Warrants          1,845           2             0      0

Shares issued pursuant
   to exercise of 1995
   Incentive Stock
   Option Plan                4,000           4             0      0

Shares issued for
   purchase of assets of
   Shared Resource
   Exchange, Inc.           750,000         750             0      0

Shares issued pursuant
   to Subscription
   Agreement                      0           0         3,500      4

Net Profit                        0           0             0      0
                          ---------       -----         -----    ---
BALANCE AT,
   September 30, 1996     3,366,013    $  3,367         3,500    $ 4
                          =========    ========         =====    ===

                                         Retained
                          Additional     Earnings
                           Paid-In     (Accumulated
                           Capital       Deficit)        Total
                          ==========   ============    =========

BALANCE AT
   December 31, 1995      $10,861,593  $(8,526,034)    $2,338,170

Shares issued pursuant
   to exercise of
   Purchase Warrants            5,533            0          5,535

Shares issued pursuant
   to exercise of 1995
   Incentive Stock
   Option Plan                  6,496            0          6,500

Shares issued for
   purchase of assets of
   Shared Resource
   Exchange, Inc.           2,286,750            0      2,287,500

Shares issued pursuant
   to Subscription
   Agreement                      871            0            875

Net Profit                          0     (341,185)      (341,185)
                            ---------    ---------      ---------
BALANCE AT,
   September 30, 1996     $13,161,243  $(8,867,219)    $4,297,395
                          ===========  ===========     ==========

                                     See accompanying notes

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                     9 MONTHS ENDED
                                                      September 30,
                                               ---------------------------
                                                 1996              1995
                                               ============    ===========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  (341,185)    $   522,433

  Adjustments to reconcile net
      income to net cash:
    Depreciation and amortization                  471,040         412,592
    Cost of conversion rights                            0          65,500
    Changes in assets and liabilities:
      Accounts receivable
        and other assets                        (2,127,128)     (1,003,734)
      Income tax receivable                              0         638,080
      Inventories                                 (784,174)        (72,468)
      Accounts payable and
        accrued liabilities                      1,905,490         149,047
      Deferred income                               36,209          60,577
      Other current liabilities                   (188,190)         16,236
                                               -----------     -----------
        Net cash flows from
          operating activities                  (1,027,938)        788,263
                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (792,401)       (765,630)
  Capitalized software
    development costs                             (209,914)              0
                                               -----------     -----------
      Net cash flows from
        investing activities                    (1,002,315)       (765,630)
                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                  15,956,204      16,460,667
  Repayment on line of credit                  (14,089,977)    (15,704,829)
  Repayment of notes payable and
    other long-term debt                          (254,957)       (671,386)
  Advance from related party                             0          14,000
  Cash received from issuance of stock              12,035               0
  Proceeds from notes/leases payable               267,882         441,823
                                               -----------     -----------
      Net cash flows from
        financing activities                     1,891,187         540,275
                                               -----------     -----------
Net increase (decrease) in cash                   (139,066)        562,908
Cash received in acquisition of
   Shared Resource Exchange, Inc.                  204,696               0
Cash and cash equivalents,
   beginning of year                               264,379          19,824
                                               -----------     -----------
Cash and cash equivalents, end of period       $   330,009     $   582,732
                                               ===========     ===========

                             See accompanying notes

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE A - GENERAL

The financial statements as of September 30, 1996 and for the nine month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1995 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

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

NOTE B - ACQUISITION

On September 20, 1996, the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas.

The Company delivered an aggregate of 650,000 restricted shares of its voting common stock for substantially all of the assets of the Seller ("Purchased Assets") and an aggregate of 100,000 restricted shares of its voting common stock to discharge an aggregate face amount of $600,000 of debt owed by Seller to certain of its lenders ("Noteholders"). In addition, the Company agreed to assume: (i) approximately $374,000 of Seller's accounts payable;
(ii) open purchase orders of approximately $207,000; (iii) funding of severance obligations of Seller to its employees of approximately $205,000;
(iv) fees owed by Seller to professionals in the aggregate of approximately $204,000; and (v) certain other obligations.

The shares of voting common stock issued to the Seller and the Noteholders ("Shares") are not registered under the Securities Act of 1933 ("Act") and are therefore subject to the resale restrictions set forth in Rule 144 promulgated under the Act. The holders of the Shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their Shares registered under the Act if the Company proposes to register any of its securities under the Act in an offering for cash.

Seller and the Company entered into an Escrow Agreement under which 120,000 of the Shares issued to the Seller have been placed in escrow to cover certain reimbursement and/or indemnification rights of the Company.

The Purchased Assets included purchase orders in an aggregate amount of approximately $6,000,000 placed by various vendors including purchase orders placed by Motorola, Inc. ("Motorola Orders") with Seller covering both E-911 products and WiLL products in an aggregate amount of approximately $4,500,000. The Company has assumed and agreed to perform Seller's obligations under the Motorola Orders.

As part of the acquisition of the assets of the Seller, the Company also acquired certain inventory for use in completion of the Motorola Orders from one of Seller's contract manufacturers at a price of approximately $1,443,000 paid in cash and the Company's promissory note in the principal amount of approximately $500,000 payable over six (6) months without interest, covering the balance of the purchase price to the manufacturer of the inventory.

NOTE C - SUBSEQUENT EVENTS

On October 18, 1996 the Company increased the Term Loan portion of its indebtedness to The CIT Group/CREDIT FINANCE, INC. from approximately $116,000 to $616,000 and delivered its secured promissory note in the principal amount of $616,000.

In October, 1996 the Company granted options to certain parties to acquire up to an aggregate of 375,000 restricted shares of the Company's voting common stock at a price of $3.21 per share. The options, if not exercised, are scheduled to expire on December 31, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The first nine months of 1996 reflected sales of $20,373,000 compared to $16,812,000 for the first nine months of 1995. The increased sales were the result of additional sales of $5,850,000 provided by AT Supply, Inc. ("AT Supply"), an 80% owned subsidiary located in San Antonio, Texas and formed in October 1995. Gross profit increased to $6,686,000 from $6,124,000 for the same period last year, primarily as a result of the increased sales. Total operating expenses increased to $6,641,000 from $5,254,000 for the first nine months of the prior year. The increased operating expenses were primarily the result of $769,000 attributable to AT Supply coupled with $434,000 in R&D and general expenses recorded by the Company's wholly owned subsidiary, Interactive Solutions, Inc. ("IS"). The first nine months of 1996 reflected a net loss of $(341,000) compared to a net profit of $522,000 for the first nine months of 1995. The loss for the first nine months is the direct result of the added R&D expenditures incurred by IS as continued technological advancements are made on the Company's small, voice driven, interactive, multimedia computer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

For the three months ended September 30, 1996 sales increased to $7,063,549 from $5,461,479. The sales increase was the result of approximately $2,335,000 in sales contributed by AT Supply. Gross profit increased to $2,334,362 compared to $2,270,790 as a direct result of increased sales. The gross profit percentage of sales declined from 41.6% to 33.05% as a result of AT Supply, whose margins are typically in the 16%-18% range as well as some changes in other product mixes.

Total operating expenses for the three months ended September 30, 1996 were $2,393,690 compared to $1,867,883 for the comparable period of 1995. The increase in operating expenses is primarily the result of approximately $291,000 in expenses attributable to AT Supply and $177,000 in expenses associated with IS. As a direct result of the increased expenditures, an operating loss of $(59,328) was reflected for the three month period ended September 30, 1996 compared to an operating profit of $402,907 for the corresponding three month period of 1995.

Other income and expenses for the three month period ended September 30, 1996 reflected expenses of $146,942 compared to expenses of $101,472 for the three month period ended September 30, 1995.

The three month period ended September 30, 1996 reflected a net loss of $(206,270) compared to a profit of $301,435 for the same period of 1995 primarily as a direct result of the Company's decision to pursue the opportunities associated with research and development efforts of IS.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Total sales for the nine months ended September 30, 1996 increased by 21.2% to $20,372,810 compared to $16,811,973 for the first nine months of 1995. The sales increase was the result of approximately $5,850,000 in sales recorded by AT Supply.

Gross profit for the first nine months increased to $6,685,876 from $6,124,245 for the same period of 1995. Gross profit reflected at 32.8% of sales for the first nine months of 1996 as compared to 36.4% for the same period of 1995. The decline in gross profit percentage is related to the increased sales of AT Supply whose margins are typically in the 16%-18% range coupled with some changes in other product mixes.

Total operating expenses for the first nine months were $6,641,166, an increase of $1,387,228 from the same period of last year. The increase in operating expenses is directly attributable to At Supply which recorded $769,265 in operating expenses and IS which recorded $433,935 in expenses during the first nine months of 1996.

Operating income for the first nine months of 1996 was $44,710 compared to $870,307 for the first nine months of 1995. The reduced operating income level for this period is tied to the R&D expenditures of approximately $434,000 recorded by IS during the first nine months coupled with the decline in gross margin percentage, due primarily to AT Supply.

Other income and expenses reflected expenses of $385,895 for the first nine months of 1996 compared to $347,874 for the corresponding period of 1995. Interest expense increased by $116,953 to $397,874 for the first nine months of 1996.

The nine month period ended September 30, 1996 reflected a net loss of $(341,185) compared to a profit of $522,433 for the first nine months of 1995. The net loss position at the end of nine months is directly related to the decision to invest approximately $434,000 in expenditures during the year to pursue the opportunities related to the technology of IS.

FINANCIAL CONDITION

Total assets at September 30, 1996 were $16,535,142 compared to $8,913,951 at December 31, 1995. The Company's current ratio at September 30, 1996 was 1.20:1 compared to 1.14:1 at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided by borrowings from The CIT Group/Credit Finance ("CIT"). The CIT facility was modified May 14, 1996 to provide borrowings up to $4,950,000. Previously the line had provided for borrowing up to $3,500,000. On October 18, 1996 the Company signed a new term loan with CIT in the amount of $616,300, secured by fixed assets at an interest rate of 3% above the prime rate to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured by inventory and receivables at an interest rate of prime plus 3%. Effective November 1, 1996, the interest rate was reduced to an interest rate of 2.5% above the prime rate.

The Company's working capital ratio at September 30, 1996 was 1.20:1. Net working capital was $2,204,455 at September 30, 1996. Short term requirements are expected to be met through cash flows from operations augmented by the credit line facility.

In addition, the Company is exploring the possibility of other equity or debt financing.

OUTLOOK

The Company anticipates continued positive results from its subsidiary AT Supply which contributed $5,850,000 in additional sales and $190,000 in operating income during the first nine months of 1996.

The Company continues to invest in the product development of Mentis by IS. The Company has successfully produced a number of prototypes, one of which is undergoing evaluation by a major international company. The Company believes that Mentis has a niche market in the marketplace of procedural assists, hands free training. If the Company is successful with its current prototypes, it believes it should have production versions ready during the first quarter of 1997.

On September 19, 1996, the Company successfully closed on the purchase of substantially all of the assets of Shared Resource Exchange, Inc. ("SRX"), a digital switching company based in Dallas, Texas. The Company currently has orders in backlog of over $6,000,000 to be delivered over the next six months. Due to the specialized nature of SRX's business, the Company has decided to set up a development and support center in Dallas. The Company has successfully recruited a number of the former SRX employees, which will allow it to develop products more quickly. The main sales, marketing and manufacturing have all been moved to Sarasota, Florida.

The Company's traditional business of Remote Monitoring and Contract Manufacturing continue to grow. Our Long Distance Management products, as anticipated, have slowed and our Communications Management business is currently flat.

The Company believes that its investment in AT Supply, Interactive Solutions and now SRX, together with its profitable mainstream business, should enable the Company to return to profit during 1997.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS - None other than as reported in the Quarterly Report on Form 10-QSB for the six month period ended June 30, 1996.


ITEM 2.    CHANGES IN SECURITIES

           No change in any class of registered securities except that the number of shares of the Company's voting common stock, $.001 par value, authorized to be issued was decreased from 50,000,000 to 40,000,000 shares under the Company's Restated Certificate of Incorporation filed in August, 1996. In September, 1996, the Company issued 3,500 shares of its Series A Preferred Stock each of which share has no liquidation preference but entitles the holder to 400 votes which will have a dilutive effect on the voting power associated with the voting common stock of the Company.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the annual meeting of shareholders on August 6, 1996, the shareholders of the Company:

           (1) Elected Norman R. Dobiesz, Ewen R. Cameron and Carl S. Levine directors to serve until the next annual meeting of the shareholders (2,145,772 votes in favor, 2,432 votes withheld/abstentions, 41,683 non-votes);

           (2) Ratified the appointment of Millward & Co. as the Company's independent auditors for the 1996 fiscal year (2,146,730 votes in favor, 1,076 votes opposed, 292 abstentions); and

           (3) Approved an amendment to and restatement of the Company's Restated Certificate of Incorporation (1,698,652 votes in favor, 15,652 votes opposed and 3,188 abstentions).

            The subject matter set forth in the AUTHORIZATION OF AMENDMENT AND RESTATEMENT OF THE RESTATED CERTIFICATE OF INCORPORATION (pages 9 -
            13) section of the Company's 1996 Proxy Statement filed pursuant to Regulation 14A, on June 24, 1996, is hereby incorporated herein by reference.


ITEM 5.     OTHER INFORMATION - None

ITEM 6A.   EXHIBITS

           10.6  Stock Option Agreement dated as of October 15, 1996
                 among Teltronics, Inc. and certain parties...............(a)

           10.7  Term Note dated September 20, 1996 in the principal
                 amount of $490,423 delivered to Solectron Texas, L.P.....(a)

           10.8 Secured Promissory Note dated October 18, 1996 in the principal amount of $616,300 delivered to The CIT Group/
                 Credit Finance, Inc......................................(a)

           10.9  Agreement of Sale dated September 19, 1996 by and
                 among Shared Resource Exchange, inc., SRX of
                 Florida, Inc. and Teltronics, Inc........................(b)

           10.10 Escrow Agreement made and entered into September 19,
                 1996 by and among Shared Resource Exchange, Inc.
                 SRX of Florida, Inc., Teltronics, Inc. and Sevin Rosen
                 Bayless Management Company...............................(b)

           10.11 Registration Rights Agreement among Shared Resource Exchange, Inc., Teltronics, Inc. and certain parties dated as of September 19, 1996...........................(b)

           10.12 Restated Certificate of Incorporation of Teltronics,
                 Inc. filed with the Delaware Secretary of State on
                 August 12, 1996..........................................(b)

           10.13 Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the
                 Delaware Secretary of State on August 19, 1996...........(b)

           27    Financial Data Schedule..................................(a)


ITEM 6B. REPORT ON FORM 8-K

           Report filed on October 4, 1996 to report the acquisition of substantially all of the assets of Shared Resource Exchange, Inc. by SRX of Florida, Inc. Financial Statements will be filed.
_________________

(a) Filed as an Exhibit to this Quarterly Report on Form 10-QSB for the nine month period ended September 30, 1996.

(b)         Filed as an Exhibit to form 8-K filed October 4, 1996.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TELTRONICS, INC.

November 19, 1996              Ewen Cameron
                               President and Chief Executive Officer