Form 10KSB
period 1996-12-31
TELTRONICS INC
filed 1997-04-02
CIK 97052

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON APRIL 1, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     FOR THE FISCAL YEAR ENDED:     DECEMBER 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 (Fee Required)

For the transition period from ________________ to ________________________

Commission File Number:  0-17893


                               TELTRONICS, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

              Delaware                              59-2937938
 -------------------------------             ------------------------------
 (State or other jurisdiction of                    (IRS Employer)
 Incorporation or organization)                 Identification Number

       2150 Whitfield Industrial Way,  Sarasota, Florida  34243
  -------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

 Issuer's telephone number, including area code:   (941) 753-5000

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

     Yes:  X        No:
     -------        -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [ X ].

Issuer's revenues for its most recent fiscal year:  $28,878,016

The aggregate market value (closing sale price) of the Registrant's Common Stock held by non-affiliates at March 21, 1997, was approximately $5,432,371. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purpose.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 21, 1997, 3,366,013 shares of the Registrant's Common Stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 27-29.

                                  PART I

ITEM 1.  BUSINESS

GENERAL

   Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation incorporated on February 15, 1989, and successor to Comnet Systems, Inc., designs, develops, manufactures and markets telecommunication equipment and application software products, and engages in contract manufacturing.

   In October 1995, the Company formed a subsidiary, AT Supply, Inc. ("AT Supply"), to engage in sales and distribution of telecommunications hardware, software and related products as Advantage Telcom Supply Company. The Company, through its wholly-owned subsidiary TTG Acquisition Corp. ("TTG"), owns a majority of the outstanding Common Stock of AT Supply.

   On April 18, 1996, ISL, Inc. ("ISI"), a majority owned subsidiary of the Company acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company ("Interactive") and its three members ("Members") pursuant to an Agreement of Sale dated March 27, 1996 as amended by an Amendment to Agreement of Sale dated April 18, 1996 ("Agreement"). Under the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a wearable, self-contained, voice activated, portable, Pentium (Registered Trademark) processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement in exchange for the assumption of certain indebtedness of Interactive and its Members and possible future issuance of up to 1,000,000 shares of the Company's Non-Voting Common Stock ("NVC Shares") upon the satisfaction of certain conditions, including the award of a significant contract ("Contract") to ISI utilizing the Technology. The NVC Shares, if issued, would be convertible at the option of the holders on a one to one basis into shares of the Voting Common Stock of the Company and would be subject to several conditions, including an escrow to secure certain
indemnification obligations of Interactive and its Members.   See BUSINESS -
WEARABLE, MULTI-MEDIA COMPUTERS.

   On September 20, 1996, Teltronics/SRX, Inc. ("Teltronics/SRX"), a Delaware corporation wholly owned by the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas, under an Agreement of Sale among Seller, Teltronics/SRX and the Company dated September 19, 1996 ("Agreement") approved by order of the United States Bankruptcy Court, Eastern District of Texas, Sherman Division. In addition to the Company's issuing 650,000 restricted shares of its Voting Common Stock for substantially all of Seller's assets, the Company issued 100,000 restricted shares of Voting Common Stock to discharge indebtedness Seller owed to certain lenders, and the Company and Teltronics/SRX assumed certain obligations as described in the Agreement. Teltronics/SRX sells PBX systems, switches and related PBX telecommunication and peripheral devices. See BUSINESS - PBX AND WIRELESS SWITCHING.

   The Company and its subsidiaries employ 258 people as of March 21, 1997.

DESCRIPTION OF BUSINESS

PRODUCTS PRODUCED AND SERVICES PROVIDED

   The Company designs, develops, manufactures, and markets electronic hardware and application software for the telecommunications marketplace, and engages in electronic manufacturing.

   During the year ended December 31, 1996, sales to the Company's four largest customers accounted for approximately 34% of the total sales revenue.

   In 1995, the Company sold its rights for ORBi-TEL/UNIX to TSB
International of Canada. The Company, however, retained its rights to ORBi-TEL/CO. Both are call accounting systems.

   The Company's key markets within the telecommunications industry include: Long Distance Management, Remote Maintenance, Call Accounting and Telecommunications Management. The Company is now active in the PBX and wireless local loop ("WLL") switch market. External to telecommunications, but also considered key markets are Electronic Manufacturing, and the Wearable, Multi-Media Computer Markets.


   LONG DISTANCE MANAGEMENT ("LDM")

   In today's largely deregulated telecommunications industry, there are many long distance carriers. The largest and best known are AT&T, Sprint, and MCI. However, there are more than 300 smaller companies in the United States that sell or re-sell long distance and Intra-lata telephone service. These carriers compete to provide their customers with lower priced telephone calling, and until recently, were known as Inter-Exchange Carriers ("IXCs").

   The advent of Intra-lata, or long distance calling within the same area code, competition changed the definition of these carriers, and added a new dimension to the market for the Company's LDM products. Additional regulatory changes have taken place allowing these carriers to compete in the area of long distance call traffic, further broadening the market for the Company's products.

   The Company's LDM products assist these carriers in creating revenue. These products are divided in two categories: the Network Manager products and the Automatic Call Processor products. Both categories have evolved in great part as a result of deregulation of the telecommunications industry in the United States.

   The first category consists of the Network Manager products, more commonly known as "one plus" products, which are purchased primarily by long distance and Intra-lata telephone carriers. The Network Manager products analyze the digits dialed by a caller and determine which calls are best handled by the carrier. They translate the caller's dialed digits as required to access the carrier's facilities in a totally transparent fashion to the caller.

   Automatic Call Processors or "zero plus", the second category of LDM products, are designed to address vertical market niches such as the lodging industry and correctional institutions, where resale of telephone services is permitted. These products provide a transaction based revenue stream for the owner of the product by producing a margin between what legally may be charged for calls and the price the owner pays to process the call through the telephone network. The Company continues to look at export markets both in Australia and Europe.

   As regulatory issues change, a niche may open for LDM products which can, in general, translate the old way of doing things to the new. The Company is now observing continued regulatory changes in the United States, and an accelerated rate of deregulation in other parts of the world. As deregulation and competition increase, the Company is adapting its LDM products to take advantage of these domestic and international market opportunities.

   Management of the Company believes the Company has established a strong competitive position in the Long Distance Management market. The Company's products competing in the Long Distance Management market include the Network Manager, Network Manager +, and ACP PLUS. A brief description of these products follows.

   NETWORK MANAGER (Trademark) AND NETWORK MANAGER + (Trademark). These two call routing products are functionally identical but are available in different physical configurations to address varying market requirements.

   The principal function of the Network Manager (TM) product is to route "one plus" or direct dialed calls from their originating point to the desired carrier. This is accomplished by analyzing the digits dialed by a caller and translating them to the necessary digit patterns to be dialed on the public telephone network. The Network Manager can route individual calls to the user's most cost-effective long distance carrier based on the telephone number dialed.

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

   The design of the Network Manager is modular and allows the customer to purchase the exact number of lines required. This is often a competitive advantage, both in very small and very large applications. The Network Manager + (TM) is a value engineered, four line product that addresses a specific high volume application. It is designed for quick installation and simple programming through automated tools provided by the Company.

   The Network Manager and Network Manager + are used primarily in businesses, schools, prisons and hospitals. The market for Network Managers has been mature and stable.

   AUTOMATED CALL PROCESSOR ("ACP") PRODUCTS. The ACP product family is designed to automatically process "zero-plus" calls that would normally require an operator or would utilize the automated calling card functions provided by the telephone company. Typical examples are calls charged to a telephone company calling card or collect calls. In the industry, these calls are referred to as 0+ calls because they all start by dialing 0 plus the destination number.

   ACP products become involved in call processing when a caller dials 0+ a destination number to make a call charged to a telephone company calling card. The ACP intercepts the destination number before it is dialed onto the public telephone network. The ACP then presents the industry standard "bong" tone, and prompts the caller to enter the calling card number. Once completed, the ACP dials a 1+, direct-distance-dialed call to the destination and connects the caller. This 1+ call is placed over very low cost long distance facilities that have been contracted for by the owner of the ACP.

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

   ACP PLUS (Trademark). The first member of the ACP product family is ACP PLUS (TM). It provides the 0+ re-selling functions described previously.

   ACP PLUS also provides a means of adhering to an industry regulation which does not permit a re-seller to knowingly bill for an unanswered call. Since the public telephone network does not provide any formal indication to the caller that a call has been answered, a significant technical challenge is presented to the ACP. The ACP PLUS uses sophisticated answer detection hardware and software for indications that a call has been answered.


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

   Management of the Company believes that it has established a strong competitive position in the Remote Maintenance market through sales of the following products: Dispatcher (Registered Trademark), Site Event Buffer-II (Registered Trademark), SEBjr. (TM), and IRIS (Registered TM).

   DISPATCHER (Registered Trademark).  The Dispatcher, the Company's entry
level product into the market, is a   microprocessor based monitoring system
that is co-located with monitored system to identify faults. These remote systems are often referred to as Network Elements.

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

   GTE, NORTEL Communications Systems, Southwestern Bell, and the Puerto Rican Telephone Company (PRTC) use the Dispatcher as part of an integrated system to provide enhanced maintenance services to their customer bases. As these customers demand more enhanced features, there will be a gradual phase out of the Dispatcher product line, moving to the more feature-rich SEB-II.

   SITE EVEN BUFFER-II ("SEB-II") (Registered Trademark). Like the Dispatcher, the SEB-II (Registered TM) monitoring system monitors remotely located Network Elements, but is a much more comprehensive system.

   The SEB-II product may simultaneously monitor up to four Network
Elements. In addition to fault/alarm reporting and security functionality that exceeds that of the Dispatcher, the SEB-II also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II to concurrently collect and store various forms of data, such as Station Message Detail Records (SMDR), Automatic Call Distribution (ACD) data, and PABX traffic information. By using IRIS, the Company's Management Information System (MIS), this data may be retrieved and processed into useful reports.

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

   BellSouth, GTE, NORTEL Communications Systems, Bell Atlantic Meridian Systems, British Columbia Telephone, Mitel, NEC, ROLM, and Crytycal Services Management use SEB (Registered TM) and SEB-II (Registered TM) remote monitors as part of an integrated system to provide enhanced maintenance services to their customers.

   SEB jr. (Trademark).   Teltronics' latest entry in the Remote
Maintenance marketplace, the SEB jr. (TM) remote monitor was introduced to penetrate a new segment of the market. SEB jr. (TM) is an affordable remote monitor for smaller, less expensive Network Elements, yet provides virtually all of the features of the SEB-II. SEB jr. is positioned to allow service providers to offer complete end-to-end monitoring of networks consisting of a wide variety of elements. With the introduction of SEB jr., Teltronics Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network Elements, regardless of size or cost.

   Iris (Registered Trademark). The IRIS (Registered TM) system is a comprehensive software package that is used by service providers in Technical Assistance Centers to monitor alarms and to process data collected from the Network Elements. IRIS currently utilizes a UNIX operating system.

   Dispatcher and SEB remote monitors associated with remote Network
Elements report events to the IRIS software. These events may represent alarm conditions in the Network Elements, or may simply be status information to indicate that everything is working properly. Using IRIS software, the service provider often identifies and resolves problems before the customer is aware of them. IRIS software is also used to collect data stored in SEBs and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access Network Elements for routine maintenance.

   A database of Network Element alarms is maintained in IRIS so that the service provider may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of Network Elements.

   IRIS software is used by BellSouth, GTE, PacTel Meridian Systems, NYNEX Meridian Systems, Bell Atlantic Meridian Systems, British Columbia Telephone, Mitel, NEC, Sprint, and Crytycal Services Management as the Management Information System that is the heart of their service offerings.

   IRIS (Registered TM) Traffic.   This optional IRIS (Registered TM)
software module is a traffic analysis system that allows service providers to perform traffic studies on Northern Telecom SL-1 and Meridian-1 PABX systems. The information created by this application assists the service provider in "fine tuning" their customer's PABX to operate more efficiently. The IRIS Traffic system has proven to be a very effective revenue generator for service providers. The system aLlows the service provider to identify PABX enhancements that can be sold to the end-user to improve PABX performance.


   TELECOMMUNICATION MANAGEMENT

   The Telemanagement and Call Accounting markets are very competitive in North America with over 150 companies competing for market share.

   The Company negotiated a distribution agreement with the software developer (MDR Telemanagement Limited) for an OEM version of their DOS/Windows product. The product is sold under the trade name of ORBi-TEL for Windows. The Company has agreements with Nortel, South Western Bell and Fujitsu Communications to sell, install, and train their customers on this product.

   In 1995, the Company sold its rights for ORBi-TEL/UNIX to TSB
International of Canada. The Company, however, retained its rights to ORBi-TEL/CO. Both are call accounting systems.

   In October, 1996, the Company and Ascom Hasler, a Belgium company entered into a Distribution Agreement to market, sell, install and train on a Windows based PABX console product developed by Ascom Hasler. The screen based console operates in conjunction with the Northen Telecom Meridian Switch.

   ORBi-TEL/Windows (Trademark). ORBi-TEL/Windows is a Telemanagement software package that runs on a personal computer under Windows.

   The ORBi-TEL family of products provides comprehensive Call Accounting as well as several other Telemanagement modules: Inventory, Work Order, and Directory Look-up. The Windows version supports multiple PABX sites by polling data from collection devices associated with remote PABXs, and delivering useful MIS reports on telephone usage.

   ORBi-TEL/Windows is targeted at users with PABXs ranging in size from 100 stations to 10,000 stations and multiple sites are supported. These products are marketed directly to end-users and through distributors who sell and service PABXs and key systems.

   ORBi-TEL/CO (TM). A longstanding rivalry for the business telephone market has existed between the operating telephone companies (Telcos) and interconnect companies. In recent years, the Telcos have enhanced their central office based offering (Centrex) to be very competitive in price and feature content with PABX systems. Because the most requested value-added feature in the business telephone market today is Call Accounting, the Telcos must be able to offer PABX-like Call Accounting features to their Centrex customers. ORBi-TEL/CO (TM) software and hardware provide Telcos with a central office based platform for Call Accounting services.

   ORBi-TEL/CO software was derived from the standard ORBi-TEL/UNIX system, and provides two different feature sets which may be selected on a per customer basis. First, the system may be configured to deliver call detail records, or SMDR, to the Centrex customer's location so that a Call Accounting system such as ORBi-TEL/Windows (TM) system may be used to further process the data. Alternatively, the ORBi-TEL system may be configured to provide complete Call Accounting processing and reporting to the Centrex customer. These reports are available through teleprocessing or may be provided by the Telco on a service bureau basis.

   ORBi-TEL Console (TM). The ORBi-TEL Console (TM) product is a PC based attendant console for Nortel Meridian 1 systems. When used in place of a traditional attendant console, the operator's PC becomes the single point of focus for work activity. Features such as dynamic directory, call-on-hold labeling and notepad, assure fast accurate call handling and put the ORBi-TEL Console product far ahead of the standard attendant consoles. The system utilizes Microsoft Windows as an operating system.


   PBX/ACD AND WIRELESS LOCAL LOOP

   VisionLS (Trademark) / VisionMS (Trademark). The Vision (Registered Trademark) Systems are multi-function Key/PBX/CENTREX/Hybrid telecommunications systems. They are used to process calls by: general business and professional organizations, health care, financial, government, technology, transportation, and education, call centers, service centers, and other organizations that need flexible, value added telecommunications capabilities. These systems are also used to pass data to and receive commands from computers via a Computer Telephone Interface ("CTI").
Inherent in the software of these telecommunications platforms are automatic call distribution (ACD), automated attendant (AIR), intelligent call handling and dynami call routing based on ANI, DNIS, and Caller ID. Some features, such as automatic telephone relocation, copy, and replace are unmatched in the telecommunications industry.

   QVision (Trademark).    QVision (TM) is a  call center management
product, using CTI techniques, that accepts call events from Vision (Registered TM) systems and uses that data to deliver real-time information enabling supervisors to effectively manage either formal or informal call center activity. The system provides on-demand and scheduled reports and supports the use of a wall mounted display sign to let all agents see the performance of the call center.

   CENTRALINK911. A Vision switching platform privately labeled by Motorola as CENTRALINK, this system provides both the telecommunications link and automatic location identification to over six-hundred Public Safety Answering Points (911 emergency call centers). The system is comprised of two parts: The ANI Controller which is a Vision telecommunications platform with specialized features and the ALI controller, a computer running SRX software that allows it to retrieve and display information about the location of a 911 caller based on the caller's telephone number. The system integrates into the Motorola CENTRACOM radio console that links it directly to radio communications.

   WIRELESS DIGITAL LOOP CONCENTRATOR (Trademark). This product enables users to have telephone service in rural locations and emerging countries where traditional "wire" service is not available. The Wireless Digital Loop Concentrator voice and data telecommunications platform provides an interface between wireless loop full-duplex audio channels and two-wire analog central office subscriber loops.


   ELECTRONIC MANUFACTURING

   The size of the Electronic Manufacturing market is currently in excess of $19 billion annually worldwide, and has been growing at approximately 20% per year.

   The Company's initial efforts to gain a foothold in the Electronic Manufacturing market were modest and limited to a few select customers. Encouraged by acceptable profits and high quality results on smaller projects, and in the belief that a relevant share of the market could be captured, the Company entered the Contract Manufacturing market more aggressively in mid-1993. The Company's revenues during 1996 were $5.5 million, as compared to $3.0 million in 1995, an increase of 80%.

   The Company's current manufacturing capacity should allow for increased growth of existing product lines, and should also accommodate an increase in Electronic Manufacturing activities. Electronic Manufacturing should enable the Company to profit from economies of scale through increased purchasing power and utilization of excess plant capacity, thus reducing direct material costs and overhead on the Company's baseline products. This should make those products more profitable and competitive in their respective markets.


   WEARABLE, MULTI-MEDIA COMPUTERS

   MENTIS (Trademark). The MENTIS (TM) computer is a wearable, Pentium (Registered TM) processor powered, multi-media computer that could set the standard for multimedia computer based instruction. MENTIS (TM) hardware and MentiSoft (TM) software provide full multimedia capability and a human to human interface. The first product of its kind, MENTIS computer's approach to training is called Real Time Mentoring or RTM (TM). Using full motion video and responding to voice activated commands, MENTIS computer systems have the potential to minimize or eliminate classroom training in the workplace.


PATENTS, COPYRIGHTS AND TRADEMARKS

   The Company has no patents or copyright registrations. The Company has registered the following trademarks: Ideas That Communicate, Site Event Buffer, SuperVizor, CallQuest, IRIS, Dispatcher, Net-Path, and SEB InterAct.

   Teltronics/SRX has the following patents, copyrights and trademarks:
(i) Trademarks: Shared Resource Exchange, SRX, SRX and design, Vision and design, OmniWorks and design, SRX OmniWorks and design, VisionPath, VisionMS, VisionLS, VisionPhone, VisionXPhone, VisionPhonePC, VisionACD, VisionVM, VisionTAS, and VisionOS; (ii) Copyrights: SRX Call processing, CENTRALINK911 release 1.0 software, SRX E911 software, CENTRALINK911 ALI release 1.2 software (co-owned with Pro-Tel, Inc.), VisionMS (System Two) release 2.2, and SRX call processing, System One release 4.6 software and call processing; (iii) US Patents: Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System and Station Controller for Multi-Line Pick-up and Automatic Monitoring of Telephone System and
Station Moves; and (iv) Canadian Patents:   Station Controller for Enhanced
Multi-Line Pick-Up in a Centrex Exchange Telephone System.

   ISI markets products under the trademarks Interactive Solutions, Mentis, MentiSoft, RTM (Real Time Mentoring) and ISI and design.

   The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality agreements presently being executed by key employees.


WARRANTY AND SERVICE

   The Company provides a limited warranty on most of its products, for a period of from 3 to 36 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company's technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company at its facility in Sarasota, Florida. To date, warranty expenses have been insignificant in proportion to the Company's gross revenues.


COMPONENT PROCUREMENT

   The Company assembles all of its products at its facility in Sarasota, Florida, except certain products sold by Teltronics/SRX. Management of the Company anticipates that all Teltronics/SRX products will be assembled at the Company's Sarasota facility by May, 1997. All components used in the assembly of the Company's products are purchased from distributors, except certain products sold by its subsidiary, Teltronics/SRX, which are manufactured by subcontractors and component manufacturers.

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


BACKLOG

   The Company's backlog at December 31, 1996 and 1995 was $9,942,900 and $3,766,800 respectively. At February 29, 1997 and February 28, 1996 the Company's backlog was $11,319,000 and $4,887,700 respectively.


COMPETITION

   The Company has two significant competitors in the Alarm Management marketplace, Microframe, Inc. and TSB International. The Call Accounting market is saturated with numerous competitors and no one company dominates
the market.   The PBX market has many competitors with the dominant players being AT&T and Northern Telecom. The Vision PBX is active in the ACD and small PBX market. The Wireless Interface Switch (WiLL) is supplied to a number of customers whose markets are in third world countries. The Wearable, Multi-Media Computer market is new and evolving, with a small number of competitors. The Company has one significant competitor in its Long Distance Management product group (Mitel). Management of the Company believes that the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products.


RESEARCH AND PRODUCT DEVELOPMENT

   The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 1996, and 1995 were $1,391,000 and $1,449,000 (after capitalization of software development costs), respectively. The amount of research and development costs capitalized in fiscal 1996 and 1995 was $83,280 and zero, respectively.

   During 1996, the Company funded an aggregate of $1,277,000 in connection with the development of the wearable, multi-media computer acquired in 1996 by ISI, its majority owned subsidiary. The Company expensed $527,218 of development costs incurred during the year ended December 31, 1996.


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


ITEM 2.  PROPERTIES


TELTRONICS - HEADQUARTERS AND PLANT

   The Company's headquarters and principal facility consists of approximately 72,000 square feet, located in a two story concrete and steel building leased from ARE Sarasota Limited Partnership ("ARE"), a limited partnership ("ARE Lease"). Approximately 36,000 square feet are used for laboratories and offices. The plant is located at 2150 Whitfield Industrial Way, Sarasota, Florida.

   The monthly ARE Lease payment is $48,512.68. The ARE Lease expires in August 2005, and may be extended by the Company for two additional five year periods.

   Included in the ARE Lease is another single story building across the parking lot of the main facility at 2240 Whitfield Industrial Way. This building consists of approximately 7,500 square feet which is currently used for the Company's repair department.

   The Company leases approximately 10,655 square feet of office space for the Teltronics/SRX research and development facility at 4115-4125 Keller Springs Road, Suite 166 in Dallas, Texas. The monthly lease payment is $7,325.31 during years one through three and $7,636.08 per month during the remaining 2 years of the Dallas lease, which is scheduled to expire in December of 2001.

   AT Supply leases 3,200 square feet of office and storage space at 4703 Shavano Oak Drive, Suite 104, San Antonio, Texas. The lease provides for payments of $1,640 per month and is scheduled to expire in October of 1998.


ITEM 3.  LEGAL PROCEEDINGS

   On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and a former majority owned subsidiary of the Company, seeking damages in connection with a sale of shares of the former subsidiary in 1993. The complaint, which seeks rescission, damages in excess of $15,000, as well as costs and attorneys fees, was dismissed on February 9, 1996 without prejudice. The complaint was subsequently refiled and discovery in the action has commenced. Although the complaint does not set forth precisely the damages sought by Commstar, the complaint alleges that Commstar agreed to pay $600,000 for the shares of the former subsidiary and that Commstar owed the Company approximately $98,700. The Company believes that it has meritorious defenses to the allegations and will vigorously defend the refiled complaint.

   In November, 1995, C&L Communications commenced an action in the District Court, 37th Judicial District Bexar County, Texas against AT Supply, two AT Supply officers and a former employee. The claims against AT Supply are for misappropriation/conversion of C&L's trade secrets, conspiracy, and acceptance of the benefits of an alleged breach of fiduciary duty by the individual defendants. The Complaint seeks damages equal to profits allegedly lost as a result of disclosure of the confidential information allegedly diverted to the Defendants and for exemplary damages. All Defendants have denied liability and are vigorously defending the allegtions. Trial is scheduled for June, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the quarter ended December 31, 1996, no matters were submitted to a vote of the stockholders of the Company.

                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
MATTERS

   As of August 1, 1989, the Company listed its Common Stock for trading on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). The Company's Common Stock trades on The Nasdaq Small Cap Market (Service Mark) tier of The Nasdaq Stock Market (Service Mark) under the symbol: TELT. The following table sets forth for the fiscal periods indicated the high and low closing bid quotations in the over-the-counter market for the Company's Common Stock as reported on Nasdaq. These quotations represent inter-dealer prices, without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.

                                 COMMON STOCK

                           1996                1995
                           Trade           Closing Bid
                        ================================
                        High    Low       High      Low
                       ------  -----     ------    -----
           PERIOD

        1st Quarter     6.38   4.13        4.19    3.06
        2nd Quarter    10.25   4.25        3.56    1.50
        3rd Quarter     7.75   4.50        6.25    2.06
        4th Quarter     5.75   2.88        6.00    4.50


   In September and November, 1996, the Company issued an aggregate of 100,000 shares of its Series A Preferred Stock to Norman R. Dobiesz, a director and principal shareholder of the Company, for an aggregate consideration of $25,000 pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No underwriter or placement agent assisted with the placement, therefore, no underwriting discounts or commissions were paid. Each share of Series A Preferred Stock has no liquidation preference over shares of Common Stock, is subject to resale restrictions, including the right of the Company to approve or disapprove of any sale, transfer or disposition to any third party not controlled by Mr. Dobiesz, and entitles the holder to 400 votes per share, which will have a dilutive effect on the voting power associated with the voting Common Stock of the Company.

   On March 21, 1997, the closing bid quotation for the Company's Common Stock as reported on Nasdaq was $4.25. As of March 21, 1997, there were approximately 1,100 shareholders of the Company's Common Stock. The Company has not paid cash dividends to holders of its common stock and does not plan to pay such dividends in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

   During the years leading up to 1996, the Company established itself in its traditional markets. It developed its position in those markets principally through organic growth. However, the Company believes that future growth requires development or acquisition of new products and new markets. To that end, the Company acquired the technology of ISI in March of 1996 and the technology of SRX in September, 1996. These acquisitions, together with the startup of AT Supply has enabled the Company to enter other markets. The strategy of the Company is to become a broad based technology group in a number of different markets. AT Supply recorded sales of $8.4 million during 1996. Its operating profit was $246,000.

   ISI, the Company's subsidiary developing Mentis (TM), a wearable, multi-media computer has successfully completed its design and produced a number of prototypes. The Company is a member of a consortium consisting of the Army National Guard, General Motors - Service Technology Group, Hughes, and the New Jersey Institute of Technology. The Company is experiencing considerable interest in its design. The Company has produced a number of prototypes that are currently being evaluated. The market for this product is in applications where complex equipment requires computer aided assistance for diagnostics repair and maintenance. The Company expensed all of the prototype development costs in 1996 and charged $1.3 million to operations for these costs.

   During September of 1996 the Company through its subsidiary
Teltronics/SRX acquired substantially all of the assets and technology of Shared Resource Exchange, Inc. Shared Resource Exchange produced the SRX Vision digital switch which has a number of applications in wireless PBX and 911 applications. During the last quarter of 1996 the Company shipped approximately $1.8 million of product to its customers. Due to the complex and evolving digital technology employed in the SRX products, the Company established a design and support center in Dallas, Texas, the original headquarters of Shared Resource Exchange. The Company believes that there is a position for this digital switch in a number of markets, not only in the United States, but also overseas in developing countries, where wireless networks are becoming evermore acceptable.

   The Company's traditional markets of Remote Maintenance continued to experience an increase during 1996 growing from $5.9 million to $7.2 million. The Company realized these sales predominantly through a number of major customers, notably NORTEL Communications Systems, GTE, Wisconsin Wireless, and a number of the RBOCs.

   Electronic Manufacturing grew from $3.0 million to $5.4 million. The Company continues to investigate its ability to increase its margins. The Company believes it is active in a niche market of $1 million to $5 million per annum. The Company currently has thru-hole technology as well as three Amistar surface mount machines with ratings of over 12,000 placements per hour, per machine.

   As previously expected, the Long Distance Management market reduced from its high of $10.4 million during 1995 to $4.3 million in 1996. The Company does not believe that it will continue to realize any significant sales in the United States marketplace. The Company is successful in selling through its Australian distributor, Telematic, and enjoys a high share of that market. During the latter part of 1996 the Company instigated approval procedures for the European marketplace. Although the European marketplace is deregulating, there can be no assurances that the Company will be able to realize significant growth in that marketplace.

   Although the Company experienced an increase in its Call Accounting marketplace, the move towards more integrated solutions provided by the PBX manufacturers will affect sales in the future. The Company established a bureau service under the name of CABANA, which provides all of the normal call accounting services to large companies that do not wish to own and manage their own telemanagement systems.

RESULTS OF OPERATIONS

   1996 resulted in an operating loss of $2.0 million compared to operating income of $0.8 million in 1995. Costs associated with the development of ISI prototypes accounted for $1.3 million of the $2.0 million loss. Start-up costs of $0.8 million associated with the acquisition of Teltronics/SRX were also charged to operations.

   Cost of sales for 1996 was $19.5 million or 67.6% of sales compared to 1995 of $13.2 million or 61.2% of sales. The change is primarily due to product mix with AT Supply contributing $8.4 million in sales with an 86% cost of sales.

   General and administrative expenses increased to $5.1 million in 1996 as compared to $2.9 million in 1995. The $2.2 million increase is primarily the result of funding the development and start-up of the businesses of AT Supply, ISI and Teltronics/SRX during 1996. Revenues from these businesses were not realizable in 1996 at levels to fully cover all costs of their development and start-up.

   Selling expenses were $4.9 million or 16.9% of sales in 1996 as compared to $3.3 million or 15.1% of sales in 1995. This increase is primarily due to the businesses of AT Supply, ISI and Teltronics/SRX which were not incurred in 1995. In 1996, ISI market development costs were expensed with commensurate revenues yet to be realized.

   R&D expense in 1996 was consistent with 1995 at $1.4 million. In 1996, the Company expensed all costs associated with ISI product development.

   1996 reflected a net loss of $2.9 million compared to net income of $0.2 million in 1995. Interest charges and financing costs were $0.6 million or 2.0% of sales compared to $0.7 million or 3.1% of sales in 1995. In 1996, the Company also incurred litigation costs of $0.3 million related to AT Supply. See LEGAL PROCEEDINGS.

CAPITAL RESOURCES AND LIQUIDITY

   On May 14, 1996 The CIT Group/Credit Finance ("CIT") agreed to increase its credit line to $4,950,000 including allowance of $1.5 million of that amount to be allocated to AT Supply. The Company increased its term loan in October 1996 to $612,000 to be repaid monthly until fully paid on October 28, 1999. In November of 1996, CIT reduced the interest rate on the credit line to prime plus 2.5%. The credit facility provided by CIT is a revolving loan secured by inventory and receivables and continues until October 28, 1998 and is renewable for successive terms of two years thereafter.

   Net cash provided (used in) operations during 1996 was $(1.5 million) compared to $0.8 million in 1995. This change is primarily due to the development support of ISI markets and products and the start-up integration of Teltronics/SRX. Investing activities are primarily fixed asset acquisitions which amounted to $442,829 in 1996 compared to $279,289 in 1995. Cash from financing activities was the result of the increased credit line with CIT.

   The Company's working capital ratio at December 31, 1996 was .97:1 as compared to 1.15:1 for 1995. Net working capital was $(482,000) and $887,000 for 1996 and 1995 respectively.

   The Company entered into an agreement in February, 1997 with Sirrom Capital Corporation ("Sirrom"), pursuant to which the Company issued $4,250,000 aggregate of 11% Subordinated Convertible Debenture due February 13, 2002. The proceeds of the financing are expected to be used for certain commitments made during the purchase of Teltronics/SRX together with relaunching the SRX product lines, continuing the development of the wearable, multi-media computer of ISI and for general working capital. See FINANCIAL STATEMENTS - Page F-24, Note 14 - Subsequent Events

   The Company continues to investigate other equity or debt financing.

CURRENT OUTLOOK

   During 1996 the Company funded development of products in ISI and Teltronics/SRX which should bring new technology and new markets to the Company. The traditional markets that the Company was active in, with the exception of Electronic Manufacturing, were all small markets of $40 million. The Company has secured a strong position in the Remote Maintenance arena with sales of approximately $8 million during 1996. The Company believes it can continue to grow this market.

   The Long Distance Management base is moving away from the United States but there are potentials for growth in the European marketplace. Although the Company is pursuing approvals in Europe, this does not guarantee any significant sales in the near future. The Company has a strong position through its Australian distributor, Telematic, however, it does not believe that the Australian market will grow significantly during 1997.

   The Company has funded the development program of its subsidiary, ISI to develop ISI's wearable, multi-media computer into a potential multi-million dollar market base. The Company has produced a number of prototypes of the Mentis computer that are currently being tested by significant companies. Although the Company expects reasonable sales of this product in 1997, it does not expect that any significant orders will be received until late 1997.

   The Company is in the process of relaunching the SRX Vision PBX. It has managed to regain most of the old distributors and they are actively marketing this product. The Company currently has wireless switch interfaces in Ghana and Beta sites in Beijing. The Company believes that there is a potential for sales in these particular markets.

   In summary, the Company believes that with its original core base businesses, together with its newly acquired businesses, that it should be able to grow and return to profitability during 1997.


ITEM 7.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:
                                                                   Page

      Independent Auditor's Report                                 F-2
      Consolidated Balance Sheet - December 31, 1996               F-3/4
      Consolidated Statements of Operations for
          Years Ended December 31, 1996 and 1995                   F-5
      Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1996 and  1995                  F-6
      Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1996 and 1995                   F-7/8
      Notes to Consolidated Financial Statements                   F-9/24

   Financial statement schedules not included in this Annual Report on Form 10-KSB have been omitted, because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

   No disagreements with accountants in any accounting and financial disclosures occurred during the fiscal years ended December 31, 1995 and December 31, 1996. While there was no change in accountants during the fiscal year ended December 31, 1996, there were changes in accountants for the Company during the 1995 fiscal year as previously disclosed and more fully described in the Form 8-K reports respectively filed with the Securities and Exchange Commission on January 4, 1995 and March 2,
1995.

                                 PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

NAME   (1)(2)(3)          AGE                  POSITION

Ewen R. Cameron           44           Director, President, Chief Executive
                                       Officer and Assistant Secretary

Michael A. Freid          44           Vice President Finance,
                                       Secretary & Treasurer

William L. Hutchison      51           Executive Vice President, Chief
                                       Operating Officer

Peter G. Tuckerman        50           Vice President and
                                       Chief Technology Officer

Robert B. Ramey           39           Vice President
                                       Electronic Manufacturing

Michael P. Jonas          34           Vice President
                                       Electronic Manufacturing Sales

Norman R. Dobiesz         49           Director and Vice President
                                       Mergers and Acquisitions

Carl S. Levine            50           Director

Craig Macnab              41           Director
____________________

(1) Paul D. Shrader served as Vice President Finance, Secretary and Treasurer until November 4, 1996.

(2) Gregory L. Deringer served as Senior Vice President Sales and Marketing until January 6, 1997.

(3) Charles S. Englehardt served as Vice President ComManagement and Remote Maintenance Business Unit until March 11, 1997.

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

     MICHAEL A. FREID, Vice President of Finance, joined the Company in February, 1997. He received his BBA degree in Accounting from Western Illinois University in 1974 and earned his Illinois CPA certification in 1978. Prior to joining the Company, Mr. Freid held various financial and operating positions during his 18 years with Borg-Warner Automotive and 4 years with Bunker-Ramo Corp. These positions included Group vice Presidencies, Controllerships, Internal Audit Manager and General Manager of a Joint Venture in Beijing, China.

     WILLIAM L. HUTCHISON, Executive Vice President of the Company has been involved in the telecommunications industry for 28 years having held various outside plant and engineering positions with the Bell System and United Telephone Company. He was a Product Manager for Pulsecom Division of Harvey Hubbell, Inc., from 1970 to 1974 before leaving to form his own company, ComDev, Inc., where he worked from 1974 through 1985, which in 1990 was acquired by the Company. He served as President and CEO and was a founder of Voice Computer Technology from April 1984 through July 1990. He also served as Vice President of Marketing for Shared Resource Exchange from July 1989 through July 1992, Vice President of Marketing for Melita International July 1992 through December 1994, and Vice President for Computer Communications Systems from December 1994 through October 1996, both leaders in emerging computer-telephony integrated technology industries. Mr. Hutchison received an undergraduate degree from Texas Tech and holds an MBA from Emory University.

      PETER G. TUCKERMAN, Vice President and Chief Technology Officer became Vice President, Remote Maintenance Business Unit in July of 1995. Prior to serving as Vice President, Remote Maintenance Business Unit, Mr. Tuckerman served as Vice President Business Development for the Company commencing in January 1994 and as Vice President of Product Management from March 1993.
Mr. Tuckerman has also served Vice President of Engineering from March 1991 to March 1992 and as Vice President of Product Management for TCT from August 1990 to March 1991. Prior to this, Mr. Tuckerman has held various management positions at Com Dev including Vice President of Product Development (1986-
1990), Director of Product Management (1982-1986) and Product Manager (1978-
1985).

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

      MICHAEL P. JONAS, Vice President of Manufacturing Sales, joined the Company in April 1993 as National Sales Manager. Prior to joining the Company, Mr. Jonas spent 4 years as Vice President for EMI/EAC, an electronic Contract Manufacturer specializing in computer related and industrial products. In previous experience, he served as a sales and business consultant for the computer and telecom electronics manufacturing industry. Mr. Jonas has also held positions in Industrial Engineering, and Manufacturing Engineering during his 15 years in the electronics industry. Mr. Jonas earned a Bachelor of Engineering degree from Stevens Institute of Technology in 1984, and his MBA in 1994.

      NORMAN R. DOBIESZ has served as a Director of the Company since October 25, 1991 and is the Company's Vice President, Mergers and Acquisitions. Effective January 1, 1995 Mr. Dobiesz entered into a five (5) year employment agreement with the Company. Mr. Dobiesz has developed substantial financial and general management experience as a principal stockholder and executive of a group of privately held companies controlled by Mr. Dobiesz. Mr. Dobiesz is a principal stockholder of the Company.

      CARL S. LEVINE has served as a Director of the Company since July 27, 1988. Mr. Levine is an attorney who has been engaged in private practice in New York, New York from 1977 to 1981, and in Garden City, New York from 1981 to June 1985. Mr. Levine is presently the senior partner in the law firm of Carl S. Levine & Associates, Roslyn, New York. He specializes primarily in the practice of energy, environmental and tax law. Prior to entering private practice, Mr. Levine was employed as counsel for New York Regional Office of the United States Department of Energy.

      CRAIG MACNAB has served as a Director of the Company since February 13, 1997. Mr. Macnab was appointed Director as nominee of Sirrom Capital Corporation ("Sirrom") in connection with the issuance of an aggregate $4,250,000 of 11% Subordinated Convertible Debentures Due February 13, 2002 to Sirrom pursuant to a Debenture Purchase Agreement. The Debenture Purchase Agreement requires that the Company's Board of Directors be expanded to five members, including a nominee to be selected by Sirrom. Since January 1997, Mr. Macnab has been the President of Tandem Capital, Inc. which invests in micro-cap public companies. From 1993 to 1996, Mr. Macnab served as the general partner of MacNiel Advisors, Inc., the general partner of three private funds that invested in the publicly traded securities of small public companies. From 1987 to 1993, Mr. Macnab was a partner of J.C. Bradford & Co., a regional brokerage firm, jointly responsible for the merger and acquisition department and a private mezzanine capital fund. Mr. Macnab is also a director of JDN Realty.

ITEM 10.  EXECUTIVE COMPENSATION

   The following table sets forth certain information relating to the compensation received and to be received by certain persons who are presently, or were executive officers of the Company during the fiscal year ended December 31, 1996. As indicated below, no executive officers of the Company other than Ewen Cameron, Gregory L. Deringer, and Norman R. Dobiesz, received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1996.

                             SUMMARY COMPENSATION
                             ANNUAL COMPENSATION

                                                           Other
                                                           Annual
Name and                                                   Compen-
Principal Position          Year      Salary     Bonus     sation
================================================================
Ewen R. Cameron             1996     $248,272   $   ---      ---
President & CEO             1995      226,551       ---      ---
                            1994      178,340    37,530      <F1>

Gregory L. Deringer         1996     $162,585   $   ---      ---
Senior Vice President       1995      161,271       ---      ---
Sales & Marketing           1994      143,000       ---      <F1>

Norman R. Dobiesz           1996     $248,434   $   ---      ---
Vice President              1995      232,674       ---      ---
Mergers & Acquisitions      1994      160,299       ---      <F1>


                          LONG TERM COMPENSATION

                                     AWARDS              PAYOUTS
                            ------------------------     -------
                                           Securities
                             Restricted    Underlying
Name and                       Stock        Options/      LTIP    All Other
Principal Position     Year    Awards        SARs(#)    Payouts  Compensation
============================================================================
Ewen R. Cameron        1996      ---         500,000       ---        ---
President & CEO        1995      ---          30,000       ---        ---
                       1994      ---             ---       ---        ---

Gregory L. Deringer    1996      ---             ---       ---        ---
Senior Vice President  1995      ---          20,000       ---        ---
Sales & Marketing      1994      ---             ---       ---        ---

Norman R. Dobiesz      1996      ---             ---       ---        ---
Vice President         1995      ---          30,000       ---        ---
Mergers & Acquisitions 1994      ---             ---       ---        ---

------------------------------

<F1>   Certain personal benefits that aggregate less than the lesser of
$50,000 or ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained are not included.

EMPLOYMENT AGREEMENTS

     The Company entered into five (5) year employment agreements with Ewen Cameron, President, Chief Executive Officer and Assistant Secretary, and Norman R. Dobiesz, Vice President Mergers and Acquisitions commencing January 1, 1995. Mr. Cameron's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July 1993. Each employment agreement provides for a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either of the Company or the employee may terminate the employment agreements upon the occurrence of certain events. Mr. Cameron's employment agreement contains a covenant restricting him from competing for a period of two years after termination. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to one year's base salary.

     On October 14, 1996, the Company entered into a three (3) year employment agreement with William L. Hutchison, the Company's Executive Vice President, Chief Operating Officer and Assistant Secretary. The employment agreement provides for an annual salary of $180,000 and is terminable prior to expiration of its stated term upon the occurrence of certain events. If Mr. Hutchison's employment agreement is terminated prior to its scheduled expiration without cause or for failure to adequately perform, in the Company's judgment, the services, duties and responsibilities assigned by the Company, whether or not such failure is intentional, Mr. Hutchison will be entitled to severance equal to six (6) month's salary.


1995 INCENTIVE STOCK OPTION PLAN

     The Company has adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-KSB there are approximately 20 employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

     An aggregate of 1,250,000 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price in all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

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

     During 1996 and January of 1997 the Company issued options to purchase 320,000 shares to executive officers and options to purchase 31,000 shares to non-executive employees and canceled options previously granted to executive officers to purchase 36,000 shares of Common Stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                    Number of         % of Total
                    securities       Options/SARs     Exercise
                    Underlying        Granted to      Or Base
                    Options/SARs     Employees in      Price    Expiration
Name               Granted(#)<F1>   Fiscal Year <F1>   ($/Sh)      Date
---------------    --------------   ----------------  --------  ----------
Ewen R. Cameron      500,000            77.64%         $5.50   July 30, 2001


<F1>   Represents options only.  No SARs have been granted.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUES

                                                Number of
                                               Securities        Value of
                                               Underlying      Unexercised
                                               Unexercised     In-the-Money
                                              Options/SARs at  Options/SARs
                                              at FY-Ended(#)   at FY-End($)
                                              ---------------  ------------

                          Shares
                         Acquired    Value
                       on Exercise  Realized  Exercisable/   Exercisable/
Name                       (#)        ($)     Unexercisable  Unexercisable
--------------         -----------  --------  -------------  -------------
Ewen R. Cameron               0           0   5,000/25,000   $9,375/$46,875
                                                 0/500,000       $0/$0  <F1>
Gregory L. Deringer <F2>  4,000     $16,000       0/16,000       $0/$30,000
Norman R. Dobiesz             0           0   5,000/25,000   $8,575/$42,875

<F1>   None of the options granted to Mr. Cameron in 1996 to purchase 500,000 shares were in-the-money at December 31, 1996 because they are exercisable at $5.50 per share.

<F2>   Mr. Deringer served as Senior Vice President Sales and Marketing until
January 6, 1997 on which date the Company canceled Mr. Deringer's remaining options to purchase 16,000 shares.


DIRECTOR COMPENSATION

     On August 12, 1996 the Company adopted a policy to compensate members of its Board of Directors in the amount of $2,500 for each meeting and reimburse expenses for attending meetings of the Board or committees of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding Common Stock by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-KSB, and by all directors and officers as a group as of March 21, 1997. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.


NAME OF BENEFICIAL OWNER        AMOUNT AND NATURE OF         PERCENTAGE
AND ADDRESS (1)                 BENEFICIAL OWNERSHIP (2)     OF CLASS (2)

Norman R. Dobiesz  (3)(4)(5)          1,432,097                 42.6%
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Carl S. Levine     (3)                    2,240                (6)(7)
1800 Northern Blvd.
Roslyn, New York 11576

Ewen Cameron       (3)(5)                 3,360                (6)(8)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Craig Macnab       (3)                        0                    0
500 Church Street, Suite 200
Nashville, Tennessee 37219

Shared Resource Exchange  (9)           650,000                19.3%
3480 Lotus Drive
Plano, Texas 75075

All Directors and Officers            1,437,817                42.7%
as a Group (9 persons)

________________________________

(1) Gregory L. Deringer, an executive officer named in Item 10 of this Report on Form 10-KSB served as Senior Vice President Sales and Marketing until January 6, 1997 but was not an officer of the Company as of the date of this Report on Form 10-KSB.

(2) Does not include (i) an aggregate of 795,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted under the Company's 1995 Incentive Stock Option Plan and 4,000 shares of Common Stock which may be issued upon exercise of stock options granted to the Company's former President; (ii) possible issuance of up to 1,000,000 shares of Common Stock in connection with the transfer to ISI of certain technology (See BUSINESS - GENERAL); or (iii) possible issuance of up to 1,062,500 shares of Common Stock subject to adjustment, which may be issued upon conversion of the 11% Subordinated Convertible Debentures Due February 13, 2002. See BUSINESS - GENERAL.

(3)  Director of the Company.

(4) Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,295,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., and 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc. Excludes: (i) 100,000 shares of Series A Preferred Stock owned by Mr. Dobiesz, and (ii) 30,000 shares which may be issued upon exercise of incentive stock options by Mr. Dobiesz.

(5) Executive Officer of the Company named in Item 10 of this Report on Form 10-KSB.

(6)  Beneficially owns less than 1% of the Company's outstanding Common
Stock.

(7) Does not include up to 50,000 shares which may be issued upon exercise of incentive stock options by Mr. Levine.

(8) Does not include up to 530,000 shares which may be issued upon exercise of incentive stock options by Mr. Cameron.

(9) 120,000 of the 650,000 shares are held in escrow to cover certain reimbursement and/or indemnity claims owed to the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1993, Ewen Cameron, the Company's President and CEO, loaned the Company an aggregate of $113,228 pursuant to two promissory notes. Each note is payable upon demand with interest accruing at 8% per annum. The remaining principal and accrued interest due on the notes at December 31, 1996 was $37,302.

     Effective January 1, 1995 the Company entered into five (5) year employment agreements with Ewen Cameron, President & CEO, and Norman R. Dobiesz, Vice President Mergers and Acquisitions. See EXECUTIVE COMPENSATION
- Employment Agreements.

     On May 11, 1995, W&D Consultants, Inc. ("W&D"), a financial consulting company owned and controlled by Norman R. Dobiesz, a director and principal stockholder of the Company, acquired 1,400,000 restricted shares of Common Stock from the Company upon exercise by W&D of a conditional right to convert a $140,000 advance made by W&D in order for the Company to close its $3,500,000 line of credit with CIT in October, 1994. The shares were issued to W&D after performance by W&D of certain conditions including: (a) cancellation of the $140,000 advance; (b) payment of $14,000 to the Company;
(c) delivery of a termination by H&N of management consulting and acquisition consulting agreements between the Company and H&N; (d) delivery by W&D of a guarantee of H&N's obligations under the H&N termination; and (e) other conditions necessary for conversion. See FINANCIAL STATEMENTS - Page F-18, Note 10(A).

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS,  AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report:

                                                                     Page

         (1) Financial Statements:

         Independent Auditor's Report                                F-2
         Consolidated Balance Sheet - December 31, 1996              F-3/4
         Consolidated Statements of Operations for
            Years Ended December 31, 1996 and 1995                   F-5
         Consolidated Statements of Shareholders' Equity for the
            Years Ended December 31, 1996 and 1995                   F-6
         Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1996 and 1995                   F-7/8
         Notes to Consolidated Financial Statements                  F-9/24


(b)      Reports on Form 8-K:   Two Reports on Form 8-K were filed during  the
         fourth quarter of fiscal year ended December 31, 1996 as follows:

             Form 8-K filed October 7, 1996
             Form 8-K/A-1 filed December 4, 1996

(c)      Exhibits:

3.1      Restated Certificate of Incorporation of
         the Registrant, as amended....................................(a)
3.2      By-Laws of the Registrant, as amended.........................(b)
3.3      Certificate of Designations of Preference of Series A
         Preferred Stock of Teltronics, Inc. filed with the
         Delaware Secretary of State on August 19, 1996................(m)
10.127   Amended and Restated Employment Agreement between the
         Company and Ewen Cameron dated January 1, 1995................(c)
10.128   Employment Agreement between the Company and Norman R.
         Dobiesz dated January 1, 1995.................................(c)
10.132   Teltronics Employee Stock Payment Plan, as amended
         dated November 12, 1993.......................................(c)
10.135   Subscription Agreement between the Company and
         W&D Consultants, Inc. dated May 11, 1995......................(c)
10.136   Specimen of Stock Option Agreement............................(d)
10.137   Teltronics, Inc. 1995 Incentive Stock Option Plan.............(e)
10.138   Promissory Note between Barnett Bank of Manatee County,
         N.A. and Teltronics, Inc. dated July 7, 1995..................(f)
10.139   Purchase Agreement between SR Comms Management Ltd.,
         and Teltronics, Inc. dated October 2, 1995....................(f)
10.142   Memorandum of Agreement covering Technology Transfer
         dated March 11, 1996..........................................(g)
10.143   Line Note #1 dated November 7, 1995 payable in the
         maximum aggregate amount of $100,000 by AT Supply,
         Inc. to TTG Acquisition Corp..................................(g)
10.144   Line Note #2 dated November 29, 1995 payable in
         the maximum aggregate amount of $100,000 by
         AT Supply, Inc. to TTG Acquisition Corp.......................(g)
10.145   Amended Loan and Security Agreement dated December 29,
         1995 by and among The CIT Group/Credit Finance,
         the Company and AT Supply, Inc................................(g)
10.146   Agreement of Sale dated as of March 27, 1996 among
         ISL, Inc., Interactive Solutions, LLC, Bruce W. Hanks,
         Kevin Rogers and Michael Jonas................................(k)
10.147   Amendment to Agreement of Sale dated April 18, 1996
         among ISL, Inc., Interactive Solutions, LLC,
         Bruce W. Hanks, Kevin Rogers and Michael Jonas................(j)
10.148   Amendment to Loan and Security Agreement dated
         December 29, 1995 between The CIT Group/Credit
         Finance, AT Supply, Inc. and Teltronics, Inc.
         dated May 14, 1996............................................(K)
10.149   Promissory Note between Barnett Bank of Manatee
         County, N.A. and Teltronics, Inc. dated April 22, 1996........(k)
10.150   Stock Option Agreement dated as of October 15, 1996
         among Teltronics, Inc. and certain parties....................(l)
10.151   Term Note dated September 20, 1996 in the principal
         amount of $490,423 delivered to Solectron Texas, L.P..........(l)
10.152   Secured Promissory Note dated October 18, 1996 in
         the principal amount of $616,300 delivered to The
         CIT Group/Credit Finance, Inc.................................(l)
10.153   Agreement of Sale dated September 19, 1996 by and
         among Shared Resource Exchange, Inc., Teltronics/SRX,
         Inc. and Teltronics, Inc......................................(m)
10.154   Escrow Agreement made and entered into September 19,
         1996 by and among Shared Resource Exchange, Inc.,
         Teltronics/SRX, Inc., Teltronics, Inc. and Sevin
         Rosen Bayless Management Company..............................(m)
10.155   Registration Rights Agreement among Shared Resource
         Exchange, Inc., Teltronics, Inc. and certain parties
         dated as of September 19, 1996................................(m)
16.1     Letter regarding change in certifying accountant
         from James Moore & Company to the SEC dated
         January 3, 1995...............................................(c)
16.2     Letter regarding change in certifying accountant
         from KPMG Peat Marwick LLP to the SEC dated
         February 28, 1995.............................................(c)
21.1     List of Subsidiaries..........................................(b)
23.1     Consent and Report of Independent Public Accountants..........(h)
27       Financial Date Schedule (for SEC use only)....................(b)
____________________

(a) Filed as an Exhibit to Teltronics' Definitive Proxy Statement filed June 24, 1996.
(b) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(c) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(d) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1995.
(e) Filed as an Exhibit to Teltronics' Definitive Proxy Statement filed July 12, 1995.
(f) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended September 30, 1995.
(g) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(h)  Filed at Page F-2 of the Financial Statements filed pursuant to
     Item 7 of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(i)  Filed as an Exhibit to Teltronics' Form 8-K filed April 5, 1996.
(j)  Filed as an Exhibit to Teltronics' Form 8-K/A-1 filed April 25, 1996.
(k) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1996.
(l) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended September 30, 1996.
(m)  Filed as an exhibit to Teltronics' Form 8-K filed October 4, 1996
(n)  Form 8-K filed February 27, 1997.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


        TELTRONICS, INC.


        By: /s/ Ewen Cameron                             March 31, 1997
            ------------------------
            Ewen Cameron
            President and Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.


         SIGNATURES                   TITLE                  DATE

/s/ Ewen Cameron           Director, President and       March 31, 1997
Ewen Cameron               Chief Executive Officer



/s/ Michael A. Freid       Vice President Finance,       March 31, 1997
Michael A. Freid           Secretary & Treasurer


/s/ Norman R. Dobiesz      Director                      March 31, 1997
Norman R. Dobiesz


/s/ Carl S. Levine         Director                      March 31, 1997
Carl S. Levine


---------------------      Director                      March   , 1997
Craig Macnab

                    TELTRONICS, INC. AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENTS


                  For the Year Ended December 31, 1996

To the Board of Directors and Shareholders of Teltronics, Inc.



                     INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Teltronics, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and Subsidiaries as of December 31, 1996, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Millward & Co., CPAs
Fort Lauderdale, Florida
March 13, 1997

                     TELTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                             December 31, 1996



                              ASSETS

CURRENT ASSETS:
  Accounts receivable, net of allowance for
    doubtful accounts of $125,250                            $ 5,732,356
  Subscription receivable                                         24,125
  Inventories                                                  7,642,205
  Prepaid expenses and other current assets                      494,051
                                                             -----------
      Total current assets                                    13,892,737
                                                             -----------

PROPERTY AND EQUIPMENT, NET                                    2,723,825
                                                             -----------

OTHER ASSETS:
  Prepaid lease guarantee, net                                   242,688
  Software development costs, net                                 83,280
  Other                                                           70,555
                                                             -----------
      Total other assets                                         396,523
                                                             -----------

      Total Assets                                           $17,013,085
                                                             ===========






The accompanying notes are an integral part of these consolidated financial statements.

                     TELTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                            December 31, 1996




               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                             $    25,180
  Current portion of long-term debt                            4,225,407
  Current portion of capital lease obligations                   129,574
  Accounts payable                                             8,321,876
  Accrued expenses                                             1,377,700
  Deferred income                                                252,356
  Other current liabilities                                       42,218
                                                             -----------
    Total current liabilities                                 14,374,311
                                                             -----------

LONG-TERM LIABILITIES:
  Long-term debt, Net of current portion                         799,986
  Capital lease obligations, Net of current portion              121,754
                                                             -----------
    Total long-term liabilities                                  921,740


COMMITMENTS AND CONTINGENCIES (Notes 6, 9 and 10)

SHAREHOLDERS' EQUITY:

  Common stock, $.001 par, 40,000,000 shares authorized,
    3,366,013 issued and outstanding                               3,367
  Non-voting common stock, $.001 par, 5,000,000 shares
    authorized,0 shares issued and outstanding                         0
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, 100,000 shares issued and outstanding                100
  Additional paid-in-capital                                  13,185,272
  Accumulated deficit                                        (11,471,705)
                                                             -----------
    Total shareholders' equity                                 1,717,034
                                                             -----------

    Total liabilities and shareholders' equity               $17,013,085
                                                             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 TELTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Years Ended December 31,


                                                  1996           1995
                                              ===========    ===========
NET SALES                                     $28,878,016    $21,603,491
                                              -----------    -----------
COSTS AND EXPENSES:
  Cost of goods sold                           19,518,540     13,224,984
  General and administrative                    5,138,491      2,901,816
  Selling                                       4,872,353      3,261,037
  Research and development                      1,390,919      1,448,664
                                              -----------    -----------
                                               30,920,303     20,836,501
                                              -----------    -----------
Income (loss) from operations                  (2,042,287)       766,990
                                              -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense                               (547,743)      (390,884)
  Financing expenses                              (42,250)      (287,275)
  Gain on sale of software rights                       0        165,000
  Litigation costs                               (323,094)             0
  Miscellaneous                                     9,703          6,773
                                              -----------    -----------
                                                 (903,384)      (506,386)
                                              -----------    -----------
Income (loss) before provision
  for income taxes                             (2,945,671)       260,604

Provision for income taxes                              0         37,725
                                              -----------    -----------

NET INCOME (LOSS)                             $(2,945,671)    $  222,879
                                              ===========    ===========

NET INCOME (LOSS) PER SHARE                   $     (1.05)    $     0.09
                                              ===========    ===========

Average number of common shares outstanding     2,817,586      2,528,018
                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the Years Ended December 31, 1996 and 1995

                                 COMMON STOCK       PREFERRED STOCK    ADDITIONAL
                               ----------------    -----------------     PAID-IN    (ACCUMULATED
                               ISSUED    AMOUNT    ISSUED     AMOUNT     CAPITAL      DEFICIT)       TOTAL
                               -------   ------    ------     ------   ----------   ------------   ----------

Balance, December 31, 1994     982,440   $  983         0      $  0    $10,293,223  $ (8,748,913)  $1,545,293

Stock issued for conversion
  of notes                     167,728      168         0         0        344,955             0      345,123

Stock issued pursuant to
  exercise of note conver-
  sion rights to
  Mr. Dobiesz                1,400,000    1,400         0         0        152,600             0      154,000

Shares issued for services
  pursuant to an inter-
  national marketing agree-
  ment At $1.18 per share       60,000       60         0         0         70,815             0       70,875

Net profit                           0        0         0         0              0       222,879      222,879
                             ---------   ------    ------      ----    -----------  ------------   ----------

Balance, December 31, 1995   2,610,168   $2,611         0         0     10,861,593    (8,526,034)   2,338,170

Shares issued for
  acquisition of net
  assets of Shared
  Resource Exchange, Inc.      750,000      750         0         0      2,286,750             0    2,287,500

Issuance of stock
  on exercise of options         4,000        4         0         0          6,496             0        6,500

Issuance of stock on
  exercise of warrants           1,845        2         0         0          5,533             0        5,535

Issuance of Series A
  Preferred Stock                    0        0   100,000       100         24,900             0       25,000

Net loss                             0        0         0         0              0    (2,945,671)  (2,945,671)
                             ---------   ------   -------      ----    -----------   -----------   ----------

Balance, December 31, 1996   3,366,013   $3,367   100,000      $100    $13,185,272  $(11,471,705)  $1,717,034
                             =========   ======   =======      ====    ===========  ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        TELTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31,

                                                     1996           1995
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                              $(2,945,671)    $   222,879
  Adjustments to reconcile net (loss)
    income to net cash flows from
    (used in) operating activities:
      Bad debt expense (reversal)                     60,011         (17,073)
      Depreciation                                   789,981         462,831
      Amortization of intangibles                    161,528         178,872
      Issuance of common stock for
        consulting services rendered                       0          70,875

  Changes in operating assets and liabilities:
    Accounts receivable                           (2,316,761)       (852,509)
    Inventories                                   (1,755,165)     (1,485,810)
    Income tax receivable                                  0         668,780
    Prepaid expenses and other current assets       (335,821)        240,620
    Accounts payable and accrued expenses          4,733,607       1,397,648
    Deferred income                                  165,187         (64,216)
    Other current liabilities                        (26,655)              0
                                                 -----------     -----------
Net cash flows from (used in)
  operating activities                            (1,469,759)        822,897
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software costs                         (83,280)              0
  Acquisition of fixed assets                       (442,829)       (279,289)
                                                 -----------     -----------
Net cash flows used in investing activities         (526,109)       (279,289)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                    21,531,765      20,871,470
  Repayments on line of credit                   (19,622,698)    (20,562,286)
  Principle repayments of loans,
    notes and leases                                (411,585)       (608,237)
  Net proceeds from sale of common
    stock warrants and options                        12,035               0
  Proceeds from issuance of Preferred Stock              875               0
                                                 -----------     -----------
Net cash flows from (used in)
  financing activities                             1,510,392        (299,053)
                                                 -----------     -----------
Net increase (decrease) in cash and
  cash equivalents                                  (485,476)        244,555

Cash received in acquisition of
  Shared Resource Exchange, Inc. net assets          195,917               0

Cash and cash equivalents -
  beginning of period                                264,379          19,824
                                                 -----------      ----------
Cash and cash equivalents (overdraft) -
  end of period                                     $(25,180)      $ 264,379
                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                      For the Years Ended December 31,


                                                        1996          1995
                                                     ----------    ---------
SUPPLEMENTAL NONCASH FINANCING
AND INVESTING ACTIVITIES:

  Issuance of common stock for Purchase of net
    assets of Shared Resource Exchange, Inc.         $2,287,500    $       0
                                                     ==========    =========
  Purchase of equipment under capital lease          $  305,382    $ 595,046
                                                     ==========    =========
  Issuance of common stock for conversion of notes   $        0    $ 345,123
                                                     ==========    =========
  Issuance of common stock pursuant to exercise
    of conversion rights                             $        0    $ 154,000
                                                     ==========    =========
  Issuance of common stock for consulting
    services rendered                                $        0    $  70,875
                                                     ==========    =========
  Subscription receivable for issuance
    of Preferred Stock                               $   24,125    $       0
                                                     ==========    =========

SUPPLEMENTAL DISCLOSURES:

  Interest paid - cash basis                         $  583,802    $ 346,245
                                                     ==========    =========

As discussed in Note 3, on September 23, 1996 the Company purchased the net assets of Shared Resource Exchange, Inc. for 750,000 shares of restricted common stock with a recorded value of $2,287,500. The following summarizes the net assets acquired:

Cash                                                 $  195,917
Accounts receivable                                     216,818
Inventory                                             2,647,382
Fixed assets                                          1,075,000
Accounts payable and other liabilities               (1,847,617)
                                                     ----------
                                                     $2,287,500
                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     TELTRONICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                        December 31, 1996 and 1995



NOTE 1 - BASIS OF PRESENTATION

Teltronics, Inc. (the "Company") was incorporated in Delaware in February 1989. The Company is engaged in product research, design and manufacturing of electrical components, equipment and software, primarily relating to the telecommunications industry.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and TELTRONICS/SRX, Inc., and its 80% owned subsidiary AT Supply, Inc., and its 85% owned subsidiary Interactive Solutions, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

AT Supply, Inc. ("AT Supply") is engaged in the distribution of various products relating to the telecommunications industry.

On September 23, 1996, the Company, through its newly formed wholly-owned subsidiary, Teltronics/SRX, Inc. ("Teltronics/SRX"), acquired substantially all the assets of Shared Resource Exchange, Inc., which designs, markets, sells, manufactures and supports digital voice and data transmission systems. The Company's revenues are derived primarily from sales to customers throughout the United States.

On April 18, 1996, Interactive Solutions, Inc. ("ISI"), a Delaware corporation formed by the Company and an 85% owned subsidiary of the Company, acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company and its three members (the
"Members") pursuant to an Agreement of Sale dated March 27, 1996. Pursuant to the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a small, self-contained, voice activated, portable, Pentium (Registered TM) processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement in exchange for the assumption of certain indebtedness of Interactive and its Members and possible future issuance of up to 1,000,000 shares of the Company's Non-Voting Common Stock (the "NCV Shares"), upon the satisfaction of certain conditions, including the award of significant contracts ("Contract") to ISI utilizing the Technology. The NVC Shares, if issued, would be convertible at the option of the holders on a one to one basis into shares of the Voting Common Stock of the Company and would be subject to several conditions, including an escrow to secure certain indemnification obligations of Interactive and its Members. There can be no assurance that a Contract will be awarded or, if awarded, that the Contract will contain the terms and conditions required to obligate ISI to deliver any or all of the NVC Shares. The remaining 15% ownership of ISI is held by 2 officers of the Company. At December 31, 1996, ISI had negative book value.

For the year ended December 31, 1996 losses applicable to the 20% minority interest of AT Supply and the 15% minority interest of ISI exceeded the minority interest in the equity capital of such companies and the losses accordingly, are included in the determination of net income. However, if future earnings do materialize, the Company shall be credited to the extent of such losses that were previously absorbed. No value has been attributed to the intangible assets.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined principally on the weighted average method.

                    TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                     December 31, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INCOME TAXES - Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respecitve tax bases and operatiang loss and tax credit carryforwards. Defered tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation resulting from use of accelerated methods for tax purposes, the timing of recognition of accrued compensated absences and capitalization of software development costs and certain inventory costs.

CASH AND CASH EQUIVALENTS - For the purpose of the consolidatd Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1996 the Company did not have any cash equivalents.

CONCENTRATION OF CREDIT RISK - The Company extends credit to its customers resulting in a significant concentration of credit risk from groups of counter-parties engaged in similar activities or having similar economic characteristics. The Company's principal customers include regional Bell operatiang companies, independent telephone companies and alternate operator service providers located throughout the U.S. The Company has no policy requiring collateral or other security to support accounts receivable from these customers which are subject to credit risk.

INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period presented. Common stock equivalents outstanding during each period presented were either anti-dilutive or not materially dilutive to ge included in the computation of income (loss) per share.

REVENUE RECOGNITION - Revenues from product sales are recognized when the product is shipped. Revenue from software development contracts are recognized upon delivery of software product to customer. Revenue from software maintenance contracts is deferred and recognized ratably over the contract period and other service revenues are recognized upon performance.

                     TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                     December 31, 1996 and 1995


NOTE 2 - SUMMARAY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS - The Company may, from time to time, capitalize internal software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"). As of December 31, 1996 and 1995, capitalized software costs, net of amortization, were $83,280 and $66,822, respectively. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers.

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

The amount of software development costs capitalized in fiscal 1996 and 1995 was $83,280 and $0, respectively. The related amortization expense was $66,822 and $90,000 for 1996 and 1995, respectively.

At December 31, 1996 and 1995, the Company reviewed the unamortized capitalized costs of each computer software product in order to assess the net realizable value of that product. The amount of capitalized software costs reduced to net realizable value aggregated $0 and $0, respectively, at such dates.

SOFTWARE LICENSING RIGHTS - On October 2, 1995, the Company entered into an agreement to sell its exclusive right to market, use and otherwise commercialize the ORBi-TEL Unix System software (the "system software") in North and South America (the "territory") with the entity from which the Company originally acquired such exclusive rights. In consideration, the Company received $165,000 and is to receive an amount equal to 20% of all revenues of the system software generated in the territory, exclusive of maintenance, warranty, installation and any other ongoing service or support charges, as adjusted in accordance with the agreement, from specific customers as detailed in the agreement for a period of 12 months and an amount equal to 5% of all revenues of the system software in the territory, exclusive of maintenance, warranty, installation and any other ongoing service or support charges, as adjusted in accordance with the agreement, from customers not specified in the agreement for a period of 18 months.

The Company recorded a gain on sale of software licensing rights of $165,000 as part of other income in the December 31, 1995 consolidated statements of operations. No additional income was earned for the year ended December 31, 1996.

STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation", which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock based compensation in accordance with the provisions of APB No. 25 and presents disclosures required by SFAS No. 123.

                   TELTRONICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                   December 31, 1996 and 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RECENT PRONOUNCEMENTS - In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers of Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. The Company believes that the adoption of SFAS 125 will have no impact on its financial statements.

NOTE 3 - ACQUISITION

On September 20, 1996, the Company's wholly-owned subsidiary, Teltronics/SRX acquired substantially all of the assets and certain liabilities of Shared Resource Exchange, Inc. (the "Seller"), a Delaware corporation located in Dallas, Texas. This transaction has been accounted for as a purchase.

The Company delivered an aggregate of 750,000 restricted shares (including 100,000 shares to discharge certain debt) of its voting common stock for substantially all of the assets of the Seller. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Act in an offering for cash.

The following are the net assets acquired:

      Current assets primarily inventory                         $3,060,117
      Fixed assets                                                1,075,000
      Accounts payable and other liabilities                     (1,847,617)
                                                                 ----------
                                                                 $2,287,500
                                                                 ==========

The following unaudited pro forma information for the years ended December 31, 1996 and December 31, 1995 have been prepared to reflect the acquisition of Shared Resource Exchange, Inc. as if it had occurred on January 1, 1995. The pro forma financial information set forth below is unaudited and not necessarily indicative of the results that would actually have occurred if the transactions had been consummated as of that date or the results which may be obtained in the future.


                                                    1996           1995
                                                ------------     -----------
      Net revenues                               $34,500,042     $36,734,202
      Net loss                                   $(4,538,642)    $(5,384,225)
      Net loss per common share                  $     (1.61)    $     (1.60)

                                  F-12

                       TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                       December 31, 1996 and 1995


NOTE 3 - ACQUISITION (Continued)

The Company entered into an Escrow Agreement whereby under which 120,000 of the shares issued to the seller have been placed in escrow until the first full year of results are completed and reported on (approximately March 1998) to cover certain reimbursement and/or indemnification rights of the Company.


NOTE 4 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 1996, are as follows:

      Machinery and equipment                                   $ 1,855,424
      Furniture and fixtures                                      1,791,213
      Equipment under capital lease                               1,643,601
      Leasehold improvements                                        139,992
                                                                -----------
                                                                  5,430,230
      Accumulated depreciation                                    2,706,405
                                                                -----------
                                                                $ 2,723,825
                                                                ===========

Depreciation expense was approximately $789,981 and $463,000 for the years ended December 31, 1996 and 1995, respectively.


NOTE 5 - INVENTORIES

The major classes of inventories at December 31, 1996, are as follows:

      Raw materials                                             $ 3,929,573
      Work-in-progress                                              855,350
      Finished goods                                              2,857,282
                                                                -----------
                                                                $ 7,642,205
                                                                ===========

NOTE 6 - DEBT

Debt at December 31, 1996 consists of the following:

Bank line of credit - In October 1994 and September 1996, the Company entered into a credit line facility with a lender which provides for aggregate cash borrowings of $4,950,000 including an initial term loan of $296,700 increased to $612,000 in 1996, with an interest rate equal to the prime rate plus 2.5 percent per annum. The facility, except the term loan portion, continues until October 28, 1998 and is renewable for successive terms of two years.
At December 31, 1996, the prime interest rate was 8 1/4%.

                    TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                    December 31, 1996 and 1995

NOTE 6 - DEBT (Continued)

Substantially all of the Company's present and future
assets are pledged as collateral with borrowings
limited to certain gross availability formulas on
accounts receivable and inventory as defined in the
agreement.  The facility provides for minimum loan fees,
unused line fees and renewal term fees.  The
outstanding borrowings are classified as a current
liability.  During 1996, the Company incurred minimum
loan fees of $35,000.  A director of the Company has
personally guaranteed a portion of the facility.
At December 31, 1996, the Company had $452,030 of
unused credit available pursuant to this facility.               $ 3,906,370

Term loan agreement, as described above, payable
in monthly principal installments of $10,200 through
October 1, 1999 with a final payment equal to the
unpaid principal balance.  Interest is payable monthly
at 2.5% above the prime rate; collateralized by
substantially all the assets of the Company.                         591,600

Notes payable officer, payable upon demand with
interest accruing at 8% per annum.  (See Notes 9(a)
and 11 for additional related party transactions.)                    37,302

Note payable - bank, due in monthly installments of
$6,760 including interest at 14% per annum to
July 1998.  Collateralized by production equipment with
a book value of $208,365 at December 31, 1996.                       113,899

Note payable - bank, due in monthly installments of
$7,323 including interest at 10.5% per annum to
October, 1998.  Collateralized by production equipment
with a book value of $179,359 at December 31, 1996.                  145,369

Note payable - bank, due in monthly installments
of $3,816 of principal only through April 1999, with
a final payment of $128,834 equal to the unpaid
principal balance plus accrued interest.  Collateralized
by production equipment with a book value of $177,654
at December 31, 1996.                                                230,853
                                                                 -----------
                                                                   5,025,393

Less current portion                                               4,225,407
                                                                 -----------
Long-term portion                                                $   799,986
                                                                 ===========

Future maturities of note principal are as follows:

Year Ending December 31,

          1997                                                   $ 4,225,407
          1998                                                       313,923
          1999                                                       486,063
                                                                 -----------
                                                                 $ 5,025,393
                                                                 ===========

                                     F-14

                       TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995



NOTE 6 - DEBT (Continued)

On December 12, 1994, the Company had paid a $150,000 deposit towards the aggregate $350,000 non-accountable expense allowance of an underwriter engaged to obtain financing for the Company. At December 31, 1995, due to the fact that the proposed financing had not materialized, the Company wrote off the $150,000 deposit which is included as part of financing expenses in the consolidated statements of operations.


NOTE 7 - CAPITAL LEASE OBLIGATIONS

Leased assets include office equipment and machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as
property and equipment under capital lease obligations.   Interest on these
obligations range from 2.36% to 11.23%.

At December 31, 1996, leased property under capital leases consists of the following:

      Machinery and equipment                                    $  115,650
      Furniture and fixtures                                      1,527,951
                                                                 ----------
                                                                  1,643,601
      Less: Accumulated Depreciation                               (866,838)
                                                                 ----------
                                                                 $  776,763
                                                                 ==========

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996 are as follows:

      Fiscal Year                                                  Amount
      -----------                                                ---------

          1997                                                   $ 132,736
          1998                                                     122,472
          1999                                                      11,762
          2000                                                           0
                                                                 ---------
Total Minimum Lease Payments                                       266,970
  Less: Amount Representing Interest                                15,642
                                                                 ---------
Present Value of Minimum Lease Payments                            251,328
  Less: Current Portion                                           (129,574)
                                                                 ---------
Long-Term Capital Lease Obligations                              $ 121,754
                                                                 =========

                       TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                          December 31, 1996 and 1995

NOTE 8 - FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                                    Carrying         Fair
                                                     Amount          Value
                                                  -----------    -----------

     Cash (overdraft)                             $   (25,180)   $  (25,180)
                                                  ===========    ===========
     Receivables                                  $ 5,732,356    $ 5,732,356
                                                  ===========    ===========
     Subscription receivable                      $    24,125    $    24,125
                                                  ===========    ===========
     Long term debt (including current
        maturities of $4,354,981)                 $ 5,276,721    $ 5,276,721
                                                  ===========    ===========
     Accounts payable and other
       current liabilities                        $ 9,994,150    $ 9,994,150
                                                  ===========    ===========

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS - The Company entered into five year employment agreements with the Company's President and CEO and its Vice President/Mergers and Acquisitions commencing January 1, 1995. The President's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July 1993. Each employment agreement established a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. The President's employment agreement contains covenants restricting the employee from competing for a period of two years after termination of the agreement. If the Company terminated either of the President or Vice President, the terminated employee would be entitled to severance equal to one year's base salary. In addition, the employees are eligible to participate in any stock option plan that may be adopted by the Company.

The Company's 80% owned subsidiary entered into two employment agreements with the subsidiary's President and Vice President of Sales and Marketing commencing October 23, 1995. Each employment agreement established a base annual salary of $80,000 and issuance of the subsidiary's voting common stock which at the time represents ten percent (10%) of the outstanding common stock of the subsidiary. Either the subsidiary or the employee may terminate the employment agreement upon the occurrence of certain events. In addition, the employees are eligible to participate in any incentive compensation plan established for key salaried employees of the subsidiary based upon net profits of the subsidiary.

The Company entered into a three year employment agreement with its Executive Vice President and Chief Operating Officer commencing October 14, 1996. The agreement provides for an annual salary of $180,000 and it terminable prior to expiration upon the occurrence of certain events.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995



NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

(B) OPERATING LEASES - The Company leases its manufacturing facilities including land and building under the terms of a 15 year operating lease expiring August 31, 2005.

The terms of the operating lease for manufacturing facilities provide the Company with an option at any time during the lease term to purchase the property at the greater of its fair market value or $4,320,000. The Company also has the option at the end of the lease to renew the lease for up to two additional five-year periods. In addition, the Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The lease also provides for an adjustment in the annual rent beginning in 1993 based on changes in the Consumer Price Index. However, the lease provides that, in no event shall the annual rents payable during the adjustment period be less than the previous year's rent or increase annually by more than 6%.

The Company also leases various equipment under operating leases expiring in one to two years.

Future minimum lease payments for all noncancellable operating leases are as follows:

Year Ending December 31,

          1997                                                   $  772,045
          1998                                                      693,615
          1999                                                      670,377
          2000                                                      673,795
          2001                                                      666,159
          Thereafter                                              2,910,811
                                                                 ----------
                                                                 $6,386,802
                                                                 ==========

Rental expense for operating leases totaled approximately $637,000 and $561,000 for the years ended December 31, 1996 and 1995, respectively.

(C) LEGAL PROCEEDINGS - On or about September 12, 1995, Commstar, Ltd. a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, alleging that the Company, a director of the Company, and ComCentral Corp., a former majority owned subsidiary of the Company, seeking damages in connection with a sale of the securities of ComCentral Corp., in 1993. The complaint, which seeks recission, damages in excess of $15,000, as well as costs and attorney fees, was dismissed on February 9, 1996 without prejudice. The complaint was subsequently refiled and discovery in the action has commenced. Although the complaint does not set forth precisely the damages sought by Commstar, the complaint alleges that Commstar agreed to pay $600,000 for shares of the former subsidiary and that Commstar owed the Company approximately $98,700. The Company believes that it has meritorious defenses to the allegations and will vigorously defend any refiled complaint.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995



NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

In November, a majority owned subsidiary along with 2 officers of the subsidiary and a former employee were named as defendants in a suit brought by their former employer. The claims against the subsidiary are for misappropriation/conversion of trade secrets, conspiracy, and acceptance of the benefits of an alleged breach of fiduciary duty by the individual defendants. The Complain seeks damages equal to profits allegedly lost as a result of disclosure of the confidential information allegedly diverted to the Defendants and for exemplary damages. All Defendants have denied liability and are vigorously defending the allegations. Trial is scheduled for June, 1997.
For the year ended December 31, 1996, the Company has incurred $323,094 in litigation costs in defense of this action.


NOTE 10 - STOCKHOLDERS EQUITY

On August 6, 1996, the stockholders of the Company adopted an amendment to and restatement of the Company's Restated Certificate of Incorporation. Such amendment provides that the total number of shares of all classes of capital stock which the Company shall have the authority to issue is 50,000,000 shares divided into three classes of which 5,000,000 shares, par value $.001 per share are designated Preferred Stock, 40,000,000 shares, par value $.001 per share are designated Common Stock and 5,000,000 shares, par value $.001 per share, are designated Non-Voting Common Stock.

(A) SHARES FOR CONVERSION - In October, 1994, the holders of an aggregate $350,000 of the Company's convertible promissory notes delivered in 1993 converted the principal and interest due under the notes for cash and an aggregate of 77,780 restricted shares of the Company's common stock. The former noteholders were also granted the right to receive an additional 65,497 restricted shares of the Company's common stock if the original shares were not registered on April 1, 1995. On May 23, 1995 such note holders were issued 65,497 shares of the Company's common stock pursuant the terms of the Conversion Agreement dated October 25, 1994 which provided for registration rights. Accordingly, $65,500 representing the fair market value of the shares was charged to financing costs for the year ended December 31, 1995. An aggregate of 102,228 shares were issued in 1995 pursuant to the promissory note agreement.

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

At May 1, 1995 the Company accounted for the issuance of the 1,400,000 shares of common stock as a credit to equity in the amount of $154,000 which includes the $140,000 advance and the receipt of the remaining $14,000.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995


NOTE 10 - STOCKHOLDERS EQUITY (Continued)

(B) INCENTIVE STOCK OPTION PLAN - The Company has adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorized the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan became effective May 16, 1995 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

On July 30, 1996, the Company amended its 1995 Incentive Stock Option Plan so that the securities authorized for options on sale pursuant to the plan shall consist of 1,250,000 shares of the Company's common stock. The stock options the Plan authorizes the Board to grant are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

The activity from options granted pursuant to this program are as follows:

                                                             Weighted Average
                                         Number of Shares     Exercise Price
                                         ----------------    ---------------

Outstanding - May 16, 1995                   210,000 (a)           $1.63
  Granted                                          0                   0
                                           ---------
Outstanding - December 31, 1995              210,000
  Granted - 1996                             644,000 (b)           $5.50
  Exercised - 1996                            (4,000)              $1.63
  Canceled - 1996                            (50,000)              $1.63
                                           ---------
Outstanding - December 31, 1996              800,000
                                           =========

All options were granted at not less than the fair market value at date of grant. 4,000 options have been exercised during the two years ended December 31, 1996.

(a)  All grants outstanding May 16, 1995 expire May 15, 2000.
(b) All other options are usually exercisable over a five-year period from the date of grant unless employment is terminated.
(c)  450,000 options were available for grant at December 31, 1996.

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the 1995 Plan. Had compensation costs for the 1995 Plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Information regarding the Company's Stock Option Plan is summarized below:

                                                     1996           1995
                                                 -----------     ----------
Net income (loss):
  As reported                                    $(2,945,671)    $  222,879
  Pro forma                                      $(4,350,671)    $  101,879

Net income (loss) per share:
  As reported                                    $     (1.05)    $      .09
  Pro forma                                      $     (1.54)    $      .04

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     1996           1995
                                                 -----------     ----------

Exercise price                                   $      5.50     $     1.63
Expected life of option                              5 years        5 years
Risk free interest rate                                6.66%          6.36%
Expected volatility                                      94%            60%

The pro forma information is based on options granted which varies from year-to-year and is not necessarily indicative of pro forma information of future periods.

(C) EMPLOYEE STOCK PAYMENT PLAN - The Employee Stock Payment Plan was established for the purpose of issuance of shares to participants in full satisfaacation of wages and/or benefits for services rendered or to be rendered as employees of the Company. Such Employee Stock Payment Plan has been registered on Form S-8. In 1994 110,900 shares were issued pursuant to the Employee Plan in an aggregate amount of $631,999. At Decmeber 31, 1996, 211,100 shares were reserved for possible future issuance under the Employee Plan.

(D) CONSULTANT STOCK PAYMENT PLAN - During 1994 and 1993, the Company reserved an aggregate of 440,000 shares of its common stock for possible issuance under a Consultant Stock Payment Plan ("Consultant Plan") established for the purpose of issuance of shares to consultants in full satisfaction of compensation and/or expenses for servcies rendered or to be rendered as consultants to the Company. Such Plan has registered its shares pursuant to a Form S-8. In 1994 and 1993, 235,000 shares with proceeds received in the amount of $291,400 and 12,000 shares with proceeds received in the amount of $252,479, respectively, were issued. The aggregate proceeds of the issuance of the shares in 1994 $291,400 were placed in escrow pending the receipt of services from the international marketing consultant engaged by the Company.
 As services are performed or sales commissions are earned, the funds received from the sale of the shares are to be released from escrow to the consultant. On May 17, 1995, 60,000 additional shares were issued by the escrow agent to the international marketing consultant as compensation for services rendered to the Company. During the year ended December 31, 1996, the Company canceled the remaining 105,000 reserved shares remaining for possible future issuance to the international marketing consultant. In 1996 and 1995, $0 and $78,750, respectively, were charged to operations for consulting services rendered.
The escrow agent is a company controlled by a director and Vice President of the Company.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995




NOTE 10 - STOCKHOLDER' EQUITY (Continued)

(E) PREFERRED STOCK - During the year ended December 31, 1996, the Company sold 100,000 shares of its $.001 par value Series A Preferred Stock to its Director and Vice President of Mergers and Acquisition for $.25 per share for an aggregate consideration of $25,000. Such shares are restricted securities and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Additionally, each share is entitled to 400 votes and is not entitled to any dividends, accordingly, this would give the Vice President voting control of all of the authorized Common Shares. At December 31, 1996, the Company recorded a subscription receivable of $24,125, which was subsequently collected.



NOTE 11 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties:

PREPAID LEASE GUARANTEE - In connection with the lease of its manufacturing facilities discussed in Note 7, two of the Company's shareholders (including a director) personally guaranteed the Company's obligations to the lessor over the term of the lease. The Company agreed to pay each of the two shareholders 3% of the total future value of the lease payments, excluding executory costs, as consideration for the personal guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1996, was $177,312.

SUBLEASE AGREEMENT - The Company had entered into a sublease agreement for its Clearwater office facility with a company owned by a director and principal shareholder of the Company. Such agreement expired as of December 31, 1995. Rental expense aggregated $0 and $108,319 for the years ended December 31, 1996 and 1995, respectively.

See Note 6, 9A, 10A, 10D and 10E regarding additional related party transactions.

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995




NOTE 12 - INCOME TAXES

At December 31, 1996, the Company has net operating loss carryforwards of approximately $7,000,000 that will expire in the years 2008 through 2011.
Such net operating losses are available to offset future table income, if any. As the utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. Should a cumulative change in the ownership of more than 50% occur within a three-year period, there could be an annual limitation of the use of the net operating loss carryforward.

The provision for income taxes consists of the following:

                                                     1996         1995
                                                  ----------    ----------

Current federal tax expense                       $        0    $   37,725
Deferred federal tax expense                               0             0
                                                  ----------    ----------

  Total federal income tax expense                $        0    $   37,725
                                                  ==========    ==========

Deferred income tax components at
  December 31, 1996, are as follows:

Deferred Tax Liabilities:
  Depreciation                                    $ (119,330)
  Software Costs                                     (29,148)
                                                  ----------
    Total Deferred Tax Liabilities                  (148,478)
                                                  ----------
Deferred Tax Assets:
  Net Operating Loss Carryforwards                $2,470,362
  Accrued vacation                                   120,689
  Inventory                                          225,469
  Deferred Revenue                                    88,325
  Bad Debt Reserve                                    43,837
                                                  ----------
    Total Deferred Tax Assets                      2,948,682
                                                  ----------
    Net Deferred Tax Asset                         2,800,204

Valuation Allowance for Deferred Tax Assets       (2,800,204)
                                                  ----------
Deferred Income Taxes, Net                        $        0
                                                  ==========

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995


NOTE 12 - INCOME TAXES Continued

A reconciliation of the provision for income taxes to the amount calculated using the statutory federal rate (35%) in 1996 and 1995, respectively, is as follows:

                                                     1996         1995
                                                  ----------    ----------

Income Tax Provision (Benefit) at
  Federal Statutory Rates                        $(1,030,985)   $  88,018
State Taxes                                                0        5,453
Operating Losses with no Current Benefit           1,030,895            0
Over (Under) accrual of NOL Carryback Claims               0       26,365
Utilization of Net Operating Loss Carryforward             0      (88,018)
Other, Net                                                 0        5,907
                                                  ----------    ---------
Income Tax Provision                             $         0    $  37,725
                                                 ===========    =========

NOTE 13 - ACCRUED LIABILITIES

At December 31, 1996, the balance in accrued expenses of $1,377,700 is comprised of the following:

     Accrued Payroll                                          $  471,185
     Accrued Compensated Absences                                344,825
     Due to Creditors                                            263,900
     Accrued Legal Fees                                          125,000
     Accrued Commissions                                          93,116
     Accrued Warranty Expenses                                    55,350
     Other                                                        24,324
                                                              ==========
                                                              $1,377,700

                      TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                         December 31, 1996 and 1995


NOTE 14 - SUBSEQUENT EVENT

On February 13, 1997, the Company entered into a Debenture Purchase Agreement (the Agreement) whereby the Company sold $4,250,000 aggregate principal amount of its 11% Subordinated Convertible Debentures Due on February 13, 2002. Such Debentures bear interest at the rate of 11% per annum, payable quarterly commencing May 1, 1997. Fees in connection with the Debentures aggregated to $106,250.

The Debentures are subordinated to certain other indebtedness of the Company. Subject to and upon compliance with certain provisions of the Agreement, the holder of the Debentures shall have the right, at its option, at anytime, to convert the principal amount of the Debenture, or any portion thereof, into shares of the Company's Voting Common Stock, par value $.001 per share at a conversion price (subject to adjustment under certain conditions) of $4.00 per share.