Form 10QSB
period 1997-03-31
TELTRONICS INC
filed 1997-05-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31,1997
                                      -------------
                                or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

     For the transition period from _____________ to ______________________

Commission file number   0-17893
                        ---------------------------------------------------

                               TELTRONICS, INC.
  -------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                            59-2937938
  ------------------------------       ------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

          2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
  -------------------------------------------------------------------------
               (Address or principal executive offices)

Issuer's telephone number   (941)  753-5000
                           ------------------------------------------------

                            Not Applicable
  -------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last year)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes:  X      No:
                ---         ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     3,366,013
                                                      ---------------------

Exhibit index appears on page 11.    Total pages - 13.

PART I - FINANCIAL INFORMATION

                           TELTRONICS, INC.

                      CONSOLIDATED BALANCE SHEET


                                ASSETS

                                         March 31, 1997   December 31, 1996
                                         --------------   -----------------
                                           (Unaudited)
CURRENT ASSETS:
   Cash                                   $  1,109,211       $          0
   Accounts receivable, net of
     allowance for doubtful accounts
     of $151,747 at March 31, 1997
     and $125,250 at December 31, 1996       5,418,041          5,732,356
   Subscription receivable                           0             24,125
   Inventories                               7,443,998          7,642,205
   Prepaid expenses and other
     current assets                            652,018            494,051
                                          ------------       ------------
       Total current assets                 14,623,268         13,892,737
                                          ------------       ------------
PROPERTY AND EQUIPMENT, NET                  2,752,615          2,723,825
                                          ------------       ------------
OTHER ASSETS:
   Prepaid lease guarantee, net                235,689            242,688
   Software development costs, net              83,280             83,280
   Other                                       229,380             70,555
                                          ------------       ------------
       Total other assets                      548,349            396,523
                                          ------------       ------------
TOTAL ASSETS                              $ 17,924,232       $ 17,013,085
                                          ============       ============

                            See accompanying notes

                          CONSOLIDATED BALANCE SHEET
                                 (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31, 1997    December 31, 1996
                                         --------------    -----------------
                                          (Unaudited)
CURRENT LIABILITIES:
   Cash overdraft                         $          0      $     25,180
   Current portion of long-term debt         4,342,791         4,225,407
   Current portion of capital
     lease obligations                         129,574           129,574
   Accounts payable                          5,378,258         8,321,876
   Accrued expenses                          1,436,487         1,377,700
   Deferred income                             194,701           252,356
   Other current liabilities                    68,147            42,218
                                          ------------      ------------
      Total current liabilities             11,549,958        14,374,311
                                          ------------      ------------
LONG-TERM LIABILITIES:
   Long-term debt, less current portion      4,800,451           799,986
   Capital lease obligations,
       less current portion                     78,744           121,754
                                          ------------      ------------
      Total long-term liabilities            4,879,195           921,740
                                          ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par, 40,000,000
     shares authorized, 3,366,013
     issued and outstanding                      3,367             3,367
   Non-voting common stock, $.001 par,
     5,000,000 shares authorized,
     0 issued and outstanding                        0                 0
   Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     100,000 issued and outstanding                100               100
   Additional paid-in capital               13,185,272        13,185,272
   Accumulated deficit                     (11,693,660)      (11,471,705)
                                          ------------      ------------
      Total stockholders' equity             1,495,079         1,717,034
                                          ------------      ------------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                  $ 17,924,232      $ 17,013,085
                                          ============      ============

                            See accompanying notes

              CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                 3 MONTHS ENDED
                                         ---------------------------------
                                          March 31, 1997    March 31, 1996
                                          --------------    --------------
SALES                                     $  8,098,372      $  7,025,071
COST OF GOODS SOLD                           5,618,759         4,830,664
                                          ------------      ------------
GROSS PROFIT                                 2,479,613         2,194,407
                                          ------------      ------------
OPERATING EXPENSES
   General and administrative                  727,699           470,561
   Research and development                    466,927           199,944
   Selling and marketing expenses            1,127,498         1,307,051
                                          ------------      ------------
                                             2,322,124         1,977,556
                                          ------------      ------------
OPERATING INCOME                               157,489           216,851
                                          ------------      ------------
OTHER INCOME (EXPENSES)
   Interest expense                           (219,467)         (125,794)
   Finance expense                             (46,388)                0
   Litigation expense                          (76,724)                0
   Miscellaneous                               (36,865)           (6,193)
                                          ------------      ------------
                                              (379,444)         (131,987)
                                          ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES             (221,955)           84,864

PROVISION FOR INCOME TAXES                           0                 0
                                          ------------      ------------
NET PROFIT (LOSS)                         $   (221,955)     $     84,864
                                          ============      ============
NET PROFIT (LOSS) PER SHARE               $      (0.07)     $       0.03
                                          ============      ============
AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        3,366,013         2,610,168
                                          ============      ============

                            See accompanying notes

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                                                             RETAINED
                           COMMON STOCK     PREFERRED STOCK    ADDITIONAL    EARNINGS
                        -----------------   ---------------     PAID-IN    (ACCUMULATED
                        ISSUED     AMOUNT   ISSUED   AMOUNT     CAPITAL      DEFICIT)        TOTAL
                        ------     ------   ------   ------    ----------   ------------   -----------


Balance at
 December 31, 1996    3,366,013  $  3,367  100,000   $ 100    $13,185,272   $(11,471,705)  $1,717,034

Net loss                      0         0        0       0              0       (221,955)    (221,955)
                      ---------  --------  -------   -----    -----------   ------------   ----------
Balance at
 March 31, 1997       3,366,013  $  3,367  100,000   $ 100    $13,185,272   $(11,693,660)  $1,495,079
                      =========  ========  =======   =====    ===========   ============   ==========


                              See accompanying notes

                    CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                     3 MONTHS ENDED
                                            -------------------------------
                                            March 31, 1997   March 31, 1996
                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $   (221,955)     $     84,864
  Adjustments to reconcile net income
    to net cash:
   Depreciation and amortization                 197,447           150,717
   Changes in assets and liabilities:
    Accounts receivable and prepaid
      expenses                                   156,348        (2,175,727)
    Inventories                                  198,207           444,193
    Accounts payable and accrued
      liabilities                             (2,858,902)          516,500
    Deferred income                              (57,655)                0
    Increase in other assets                    (151,826)           (8,543)
                                            ------------      ------------
      Net cash flows from operating
        activities                            (2,738,336)         (987,996)
                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (226,237)         (310,162)
                                            ------------      ------------
      Net cash flows from investing
        activities                              (226,237)         (310,162)
                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                 5,743,581         5,406,154
  Repayment on line of credit                 (5,626,197)       (4,248,479)
  Proceeds from Debenture issuance             4,250,000                 0
  Repayment of notes payable and
    other long-term debt                        (292,545)          (94,876)
  Cash received from stock issuance               24,125                 0
                                            ------------      ------------
      Net cash flows from financing
        activities                             4,098,964         1,062,799
                                            ------------      ------------
Net increase (decrease) in cash                1,134,391          (235,359)
Cash and cash equivalents,
  beginning of period                            (25,180)          264,379
                                            ------------      ------------
Cash and cash equivalents,
  end of period                             $  1,109,211      $     29,020
                                            ============      ============

                            See accompanying notes

                               TELTRONICS, INC.

          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of March 31, 1997 and for the three month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1996 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of expected results for the year.

The year-end condensed balance sheet data included in the condensed financial statements were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1996.

                               TELTRONICS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

The first quarter of 1997 reflected sales of $8,098,000 compared to $7,025,000 for the first quarter of 1996. This sales variance was due to increased sales by AT Supply, Inc. ("AT Supply") and additional sales by Teltronics/SRX, Inc. ("SRX"). The SRX business was purchased in September, 1996. Gross profit increased to $2,480,000 from $2,194,000 for the first quarter of 1996, primarily as a result of the increased sales. Total operating expenses increased to $2,322,000 from $1,978,000 for the first quarter of 1996. The increased operating expenses related to SRX and research and development and general expenses recorded by the Company's majority owned subsidiary, Interactive Solutions, Inc. ("ISI"). The first quarter of 1997 reflected a net loss of $(222,000) compared to a net profit of $85,000 for the first quarter of 1996. The loss for the first quarter is the direct result of the research and general expenses incurred by ISI, litigation expenses at AT Supply and severance paid due to personnel reductions at Teltronics.


RESULTS OF OPERATIONS

Total sales for the first quarter of 1997 increased by approximately $1,073,000 over the same period of 1996. This variance was due to increased sales by AT Supply and additional sales by SRX.

Gross profit for the first quarter of 1997 increased to $2,480,000 from $2,194,000 for the same quarter of 1996. The increase in gross profit was the result of increased sales. The gross profit percentage of sales decreased from 31.2% for the first quarter of 1996 to 30.6% as a result of increased low margin sales at AT Supply.

Total operating expenses for the quarter ended March 31, 1997 were $2,322,000 as compared to $1,978,000. This included severance expenses of $129,000 related to personnel reductions implemented at Teltronics in the first quarter of 1997. General and administrative expenses increased by approximately $257,000 compared to the first quarter of 1996. This increase is due to expenditures related to SRX.

Research and development expenses were $467,000 for the quarter compared to $200,000 for the first quarter of 1996. This increase is the result of the Company's continuing research funding in ISI.

Selling and marketing expenses were $1,127,000 for the quarter compared to $1,307,000 for the first quarter of 1996.

Operating income for the quarter decreased to $157,000 as compared to operating income for the first quarter of 1996 of $217,000. The decrease relates to the Company's continuing research funding in ISI.

Interest expense for the quarter increased to $219,000 as compared to $126,000 for the same period of 1996. This increase resulted from increased borrowings related to AT Supply and borrowings for SRX and ISI.

Net loss for the quarter was $(222,000), as compared to the $85,000 profit for the same period of 1996. The increase was primarily the result of the Company's decision to pursue opportunities associated with research and development of ISI, litigation expenses at AT Supply and severance paid due to personnel reductions at Teltronics.


FINANCIAL CONDITION

Total assets at March 31, 1997 were $17,924,232 compared to $17,013,085 at December 31, 1996. The Company's current ratio at
March 31, 1997 was 1.266:1, compared to .966:1  at December 31,
1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided primarily by borrowings from CIT and the Debentures discussed below. The CIT facility provides for borrowings up to $4,900,000, which includes $1,500,000 allocated to AT Supply. $612,000 of this total was a term loan secured by fixed assets at an interest rate of 3% above the prime rate to be repaid monthly until fully paid on October 28, 1999. The remaining line facility is a revolving loan secured by inventory and receivables at an interest rate of prime plus 2.5%. The Company is currently negotiating to increase this line of credit.

The Company's current ratio at March 31, 1997 was 1.266:1. Net working capital was $3,073,310 at March 31, 1997. Short term requirements are expected to be met through cash flows from operations and by the credit line facility.

On February 13, 1997, the Company entered into a Debenture Purchase Agreement and sold $4,250,000 aggregate principal amount of its 11% Subordinated Convertible Debentures Due on February 13, 2002 to Sirrom Capital Corporation. The Debentures bear interest at the rate of 11% per annum, payable quarterly commencing May 1, 1997. Fees in connection with the Debentures totaled $106,250.

The Debentures are subordinated to certain other indebtedness of the Company. Subject to and upon compliance with certain provisions of the Agreement, the holder of the Debentures has the right, at its option, at anytime, to convert the principal amount of the Debenture, or any portion thereof, into shares of the Company's Voting Common Stock, par value $.001 per share at a conversion price (subject to adjustment under certain conditions) of $4.00 per share.

In addition, the Company is exploring the possibility of other equity or debt financing.

CURRENT OUTLOOK

The Company has successfully integrated the business of SRX, transferring the majority of manufacturing from an outside contractor to the Company's own facility. Sales of the SRX Vision PBX have continued to increase monthly as the Company re-establishes the distributor network. The majority of the loss during the first quarter is due to the continued funding of ISI, litigation expenses at AT Supply and severance paid due to personnel reductions at Teltronics. The Company is now in the process of producing the first hundred, pre-production run of the ISI product which should be available for sale at the end of the second quarter.

Teltronics continues to evaluate its businesses in order to focus on the higher margin areas. Generally, the Company should be better positioned in a number of different markets to improve its profitability later in the year. In addition, Teltronics implemented a personnel reduction plan in the first quarter of 1997 which will reduce annual expenses by approximately $575,000.

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

        In November, 1995, C&L Communications commenced an action in the District Court, 37th Judicial District Bexar County, Texas against AT Supply, two AT Supply officers and a former employee. In April, 1997, the Company was named as an additional Defendant. The claims against AT Supply are for misappropriation/ conversion of C&L's trade secrets, conspiracy, and acceptance of the benefits of an alleged breach of fiduciary duty by the individual defendants. The Complaint seeks damages equal to profits allegedly lost as a result of disclosure of the confidential information allegedly diverted to the Defendants and for exemplary damages. All Defendants have denied liability and are vigorously defending the allegations. Trial is scheduled for June, 1997.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -None

ITEM 5. OTHER INFORMATION - None

ITEM 6A.       EXHIBITS

         10.156  Debenture Purchase Agreement of Sirrom Capital
                 Corporation and Teltronics, Inc.
                 dated February 11, 1997. . . . . . . . . . . . . . . . .(b)
         10.157  11% Subordinated Convertible Debenture
                 Due February 13, 2002, issued by Teltronics,
                 Inc. to Sirrom Capital Corporation . . . . . . . . . . .(b)
         27      Financial Data Schedule (for SEC purposes only). . . . .(a)

                                   Page 11



ITEM 6B. REPORTS ON FORM 8-K

         Report filed on February 27, 1997 to report the
         issuance of $4,250,000 of 11% Subordinated Convertible
         Debentures Due February 13, 2002 to Sirrom Capital
         Corporation.
________________________

(a) Filed as an Exhibit to this Quarterly Report on Form 10-QSB for the three month period ended March 31, 1997.
(b)  Filed as an Exhibit to Form 8-K filed February 27, 1997.


                                   Page 12



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               TELTRONICS, INC.


May 14, 1997                   Ewen Cameron
                               President and Chief Executive Officer


                                   Page 13





