Form 10QSB
period 1997-06-30
TELTRONICS INC
filed 1997-08-12
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                             FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  June 30, 1997
                                   -----------------------------
                                or

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
    EXCHANGE ACT

    For the transition period from ____________ to _____________

Commission file number:     0-17893
                       -----------------------------------------

                          TELTRONICS, INC.
----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Delaware                        59-2937938
-------------------------------         ------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

    2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
----------------------------------------------------------------
            (Address or principal executive offices)

Issuer's telephone number:     (941) 753-5000
                          --------------------------------------

                          Not Applicable
----------------------------------------------------------------
     (Former name, former address and former fiscal year,
                 if changed since last year)

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----      -----

               APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,016,013
                                                            -----------

Exhibit index appears on page 12.    Total pages - 13.

PART I - FINANCIAL INFORMATION

                           TELTRONICS, INC.

                      CONSOLIDATED BALANCE SHEET

                                ASSETS

                                         JUNE 30,      DECEMBER 31,
                                           1997            1996
                                      -------------    ------------
                                       (Unaudited)

CURRENT ASSETS:
   Cash                                 $   400,625    $         0
   Receivable from escrow agent           1,250,000              0
   Accounts receivable, net of
     allowance for doubtful
     accounts of $151,297 at
     June 30, 1997 and $125,250
     at December 31, 1996                 5,534,965      5,732,356
   Subscription receivable                        0         24,125
   Inventories                            7,923,293      7,642,205
   Prepaid expenses and
     other current assets                   735,408        494,051
                                        -----------    -----------
      Total current assets               15,844,291     13,892,737
                                        -----------    -----------
PROPERTY AND EQUIPMENT, NET               3,036,622      2,723,825
                                        -----------    -----------
OTHER ASSETS:
   Prepaid lease guarantee, net             228,690        242,688
   Software development costs, net           83,280         83,280
   Other                                    218,962         70,555
                                        -----------    -----------
      Total other assets                    530,932        396,523
                                        -----------    -----------
TOTAL ASSETS                            $19,411,845    $17,013,085
                                        ===========    ===========

                             see accompanying notes

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                         JUNE 30,      DECEMBER 31,
                                           1997           1996
                                      =============    ============
                                        (Unaudited)

CURRENT LIABILITIES:
   Cash overdraft                       $         0    $    25,180
   Current portion of long-term debt      4,669,359      4,225,407
   Current portion of capital lease
     obligations                            129,574        129,574
   Accounts payable                       5,552,993      8,321,876
   Accrued expenses                       1,411,347      1,377,700
   Deferred income                          180,219        252,356
   Other current liabilities                149,249         42,218
                                        -----------    -----------
      Total current liabilities          12,092,741     14,374,311
                                        -----------    -----------
LONG-TERM LIABILITIES:
   Long-term debt, less
     current portion                      4,733,777        799,986
   Capital lease obligations,
     less current portion                    36,031        121,754
                                        -----------    -----------
       Total long-term liabilities        4,769,808        921,740
                                        -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par,
     40,000,000 shares authorized,
     3,866,013 issued and outstanding         3,867          3,367
   Non-voting common stock, $.001 par,
     5,000,000 shares authorized,
     0 issued and outstanding                     0              0
   Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     100,000 issued and outstanding             100            100
   Additional paid-in capital            14,434,772     13,185,272
   Accumulated deficit                  (11,889,443)   (11,471,705)
                                        -----------    -----------
      Total stockholders' equity          2,549,296      1,717,034
                                        -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $19,411,845    $17,013,085
                                        ===========    ===========

                            see accompanying notes

            CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                             3 MONTHS ENDED           6 MONTHS ENDED
                                JUNE 30,                  JUNE 30,
                         ======================  ========================
                            1997         1996          1997         1996
                         ----------   ----------   -----------   -----------
SALES                    $8,488,426   $6,284,190   $16,586,798   $13,309,261
COST OF GOODS SOLD        5,343,319    4,127,083    10,962,078     8,957,747
                         ----------   ----------   -----------   -----------
GROSS PROFIT              3,145,107    2,157,107     5,624,720     4,351,514
                         ----------   ----------   -----------    ----------
OPERATING EXPENSES
 General and
  administrative          1,134,727      543,966     1,862,426     1,014,527
 Research and
  development               715,762      469,378     1,182,689       669,322
 Selling and marketing
  expenses                1,170,072    1,256,576     2,297,570     2,563,627
                         ----------   ----------   -----------   -----------
                          3,020,561    2,269,920     5,342,685     4,247,476
                         ----------   ----------   -----------   -----------
OPERATING INCOME (LOSS)     124,546     (112,813)      282,035       104,038
                         ----------   ----------   -----------   -----------

OTHER INCOME (EXPENSES)
 Interest expense          (294,755)    (134,069)     (514,222)     (259,863)
 Finance expense            (29,975)           0       (76,363)            0
 Litigation expense          (3,672)           0       (80,396)            0
 Miscellaneous                8,073       27,103       (28,792)       20,910
                         ----------   ----------   -----------   -----------
                           (320,329)    (106,966)     (699,773)     (238,953)
                         ----------   ----------   -----------   -----------
INCOME (LOSS) BEFORE
 INCOME TAXES              (195,783)    (219,779)     (417,738)     (134,915)

PROVISION FOR
 INCOME TAXES                     0            0             0             0
                         ----------   ----------   -----------   -----------
NET PROFIT (LOSS)        $ (195,783)  $ (219,779)  $  (417,738)  $  (134,915)
                         ==========   ==========   ===========   ===========
NET PROFIT (LOSS)
 PER SHARE               $    (0.05)  $    (0.08)  $     (0.12)  $     (0.05)
                         ==========   ==========   ===========   ===========
AVERAGE NUMBER OF
 COMMON SHARES
  OUTSTANDING             3,618,760    2,610,168     3,493,085     2,610,168
                         ==========   ==========   ===========   ===========

                              see accompanying notes

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                                                                    RETAINED
                               COMMON STOCK      PREFERRED STOCK    ADDITIONAL      EARNINGS
                               ============      ===============     PAID-IN     (ACCUMULATED
                              ISSUED   AMOUNT     ISSUED  AMOUNT     CAPITAL        DEFICIT)       TOTAL
                              ------   ------     ------  ------    ----------   ------------      -----
Balance at
  December 31, 1996         3,366,013  $3,367    100,000   $100    $13,185,272   $(11,471,705)   $1,717,034

Net loss                            0       0          0      0              0       (221,955)     (221,955)
                            ---------  ------    -------   ----    -----------   ------------    ----------
Balance at
  March 31, 1997            3,366,013  $3,367    100,000   $100    $13,185,272   $(11,693,660)   $1,495,079

Shares issued pursuant
to the Employee Stock
Payment Plan at an average
price of $2.50 Per share      500,000     500          0      0      1,249,500              0     1,250,000

Net loss                            0       0          0      0              0       (195,783)     (195,783)
                            ---------  ------    -------   ----    -----------   ------------    ----------
Balance at
 June 30, 1997              3,866,013  $3,867    100,000   $100    $14,434,772   $(11,889,443)   $2,549,296
                            =========  ======    =======   ====    ===========   ============    ==========

                                  see accompanying notes

            CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                               6 MONTHS ENDED
                                         -----------------------------
                                         June 30, 1997   June 30, 1996
                                         =============   =============

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $  (417,738)   $  (134,915)
  Adjustments to reconcile net
    income (loss) to net cash:
   Depreciation and amortization              344,242        297,798
   Changes in assets and liabilities:
    Accounts receivable and
      prepaid expenses                        (43,966)    (1,630,108)
    Inventories                              (281,088)       171,078
    Accounts payable and
      accrued liabilities                  (2,628,205)       801,699
    Deferred income                           (72,137)        29,868
    Increase in other assets                 (134,409)      (257,069)
                                          -----------    -----------
      Net cash flows from
        operating activities               (3,233,301)      (721,649)
                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment         (657,039)      (473,969)
  Capitalized software development costs            0       (212,687)
                                          -----------    -----------
     Net cash flows from
       investing activities                  (657,039)      (686,656)
                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit             12,519,581     10,631,951
  Repayment on line of credit             (12,075,629)    (9,432,176)
  Proceeds from Debenture issuance          4,250,000              0
  Repayment of notes payable and
    other long-term debt                     (401,932)      (254,861)
  Cash received from Preferred
    Stock issuance                             24,125              0
  Proceeds from notes payable                       0        261,382
                                          -----------    -----------
     Net cash flows from
       financing activities                 4,316,145      1,206,296
                                          -----------    -----------
Net increase (decrease) in cash               425,805       (202,009)
Cash and cash equivalents,
  beginning of period                         (25,180)       264,379
                                          -----------    -----------
Cash and cash equivalents,
  end of period                           $   400,625    $    62,370
                                          ===========    ===========

SUPPLEMENTAL NON-CASH FINANCING AND
INVESTING ACTIVITIES:
  Issuance of shares pursuant to the
    Employee Stock Payment Plan at an
    average price of $2.50 per share      $ 1,250,000    $         0
                                          ===========    ===========

                        see accompanying notes

                            TELTRONICS, INC.

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of June 30, 1997 and for the six month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1996 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of expected results for the year.

The year-end condensed balance sheet data included in the condensed financial statements were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1996.


NOTE B - COMMON STOCK

During the three (3) month period ended June 30, 1997, the Company issued 500,000 shares of its Common Stock registered on Form S-8 to its employees for future services under the Company's Employee Stock Payment Plan in an aggregate amount of $1,250,000. The shares are held under an Escrow Agreement. As the shares are sold, proceeds are placed in an escrow account and used to fund the Company's payroll. The Company has recorded $1,250,000 as a receivable from the Escrow Agent as of June 30, 1997. The shares were issued at $2.50 per share and no expense was recorded under this arrangement.


NOTE C - SUBSEQUENT EVENTS

Subsequent to June 30, 1997, the Company issued an additional 150,000 shares of its Common Stock registered on Form S-8 under the Employee Stock Payment Plan to employees for future services. The shares are held under an Escrow Agreement. As the shares are sold, the proceeds are placed in an escrow account and used to fund the Company's payroll. The shares were issued at $2.50 per share and no expense was recorded under this arrangement.

On August 1, 1997, the Company's principal lender, The CIT Group/Credit Finance ("CIT") entered into a Ninth Amendment to the Company's Line of Credit Facility and Term Loan. The Amendment reduced the interest rate from 2.5% to 2.0% above prime rate, increased maximum availability from $4,950,000 to $7,000,000, increased the prepayment penalty for any payment prior to October 28, 1998 from 1% to 1.5%, extended the Initial Term by one year, and added the Company's subsidiary, Interactive Solutions, Inc., as a co-borrower on the Line of Credit Facility and Term Loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

The first six months of 1997 reflected sales of $16,587,000 compared to $13,309,000 for the first six months of 1996. This sales variance was due to increased sales by AT Supply, Inc. ("AT Supply") and additional sales by Teltronics/SRX, Inc. ("SRX"). The SRX business was purchased in September, 1996. Gross profit increased to $5,625,000 from $4,352,000 for the first six months of 1996, primarily as a result of the increased sales and improved margins. Total operating expenses increased to $5,343,000 from $4,247,000 for the first six months of 1996. The increased operating expenses related to SRX and research and development and sales expenses recorded by the Company's subsidiaries, Interactive Solutions, Inc. ("ISI") and SRX. The first six months of 1997 reflected a net loss of $(418,000) compared to a net loss of $(135,000) for the first six months of 1996. The loss for the first six months is the direct result of the research and sales expenses incurred by ISI, litigation expenses at AT Supply and severance paid due to personnel reductions at the Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

Total sales for the three months ended June 30, 1997 increased by approximately $2,204,000 over the same period of 1996. This variance was due to increased sales by AT Supply and additional sales by SRX.

Gross profit for the three months ended June 30, 1997 increased to $3,145,000 from $2,157,000 for the same quarter of 1996. The increase in gross profit was the result of increased sales and improved margins. The gross profit percentage of sales increased to 37.1% from 34.3% for the same quarter of 1996. The increase was due to product mix, with increased SRX sales and reduced electronic contract manufacturing.

Total operating expenses for the three months ended June 30, 1997 were $3,021,000 as compared to $2,270,000 for the same quarter of 1996. General and administrative expenses were $1,135,000 for the quarter compared to $544,000 for the same quarter of 1996. This increase is due to expenditures related to SRX.

Research and development expenses were $716,000 for the quarter compared to $469,000 for the same quarter of 1996. This increase is the result of the Company's continuing research funding in ISI and SRX.

Selling and marketing expenses were $1,170,000 for the quarter compared to $1,257,000 for the same quarter of 1996. This decrease relates to personnel reductions.

Operating income was $125,000 for the quarter compared to $(113,000) for the same quarter of 1996. This increase relates to improved sales and margins.

Interest expense for the quarter was $295,000 compared to $134,000 for the same period of 1996. This increase resulted from increased borrowings related to AT Supply and borrowings for SRX and ISI.

Net loss was $(196,000) compared to $(220,000) for the same period of 1996. The loss was primarily the result of the Company's decision to pursue opportunities associated with research and development of ISI.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

Total sales for the six months ended June 30, 1997 increased by approximately $3,278,000 over the same period of 1996. This variance was due to increased sales by AT Supply and additional sales by SRX.

Gross profit for the six months ended June 30, 1997 increased to $5,625,000 from $4,352,000 for the same quarter of 1996. The increase in gross profit was the result of increased sales. The gross profit percentage of sales increased to 33.9% from 32.7% for the same period of 1996. This increase was due to product mix, with increased SRX sales and reduced electronic contract manufacturing.

Total operating expenses for the six months ended June 30, 1997 were $5,343,000 as compared to $4,247,000 for the same period of 1996. General and administrative expenses were $1,862,000 for the six months compared to $1,015,000 for the same period of 1996. This increase is due to expenditures related to SRX.

Research and development expenses were $1,183,000 for the six months compared to $669,000 for the same quarter of 1996. This increase is the result of the Company's continuing research funding in ISI and SRX.

Selling and marketing expenses were $2,298,000 for the six months compared to $2,564,000 for the same period of 1996. This decrease relates to personnel reductions.

Operating income was $282,000 for the six months compared to $104,000 for the same period of 1996. This increase related to improved sales and margins.

Interest expense was $514,000 for the six months compared to $260,000 for the same period of 1996. This increase resulted from increased borrowings related to AT Supply and borrowings for SRX and ISI.

Net loss for the six months was $(418,000) compared to $(135,000) for the same period of 1996. The loss was primarily the result of the Company's decision to pursue opportunities associated with research and development of ISI, litigation expenses at AT Supply and severance paid due to personnel reductions at Teltronics.


FINANCIAL CONDITION

Total assets at June 30, 1997 were $19,411,845 compared to $17,013,085 at December 31, 1996. The Company's current ratio at
June 30, 1997 was 1.31:1, compared to .966:1 at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided primarily by borrowings from CIT and the Debentures discussed below. The CIT facility provides for borrowings by the Company, ISI and AT Supply up to $7,000,000, which includes $1,500,000 allocated to AT Supply. $346,000 of this total was a term loan secured by assets at an interest rate of 2% above the prime rate to be repaid monthly until fully paid on October 28, 2000. The remaining line facility is a revolving loan secured by assets at an interest rate of prime plus 2%.

The Company's current ratio at June 30, 1997 was 1.31:1. Net working capital was $3,751,550 at June 30, 1997. Short term requirements are expected to be met through cash flows from operations and by the credit line facility.

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


CURRENT OUTLOOK

The Company has successfully integrated the business of SRX, transferring the majority of manufacturing from an outside contractor to the Company's own facility. Sales of the SRX Vision PBX continue to increase monthly as the Company re-establishes the distributor network and adds new customers. The majority of the loss during the second quarter is due to the continued funding of ISI. The Company is producing the first hundred, pre-production run of the ISI product, which should be available for sale in the third quarter.

The Company continues to evaluate its businesses in order to focus on the higher margin areas. Generally, the Company should be better positioned in a number of different markets to improve its profitability later in the year. In addition, The Company implemented a personnel reduction plan in the first six months of 1997 which will reduce annual expenses by approximately $750,000.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and a former majority owned subsidiary of the Company, seeking damages in connection with a sale of shares of the former subsidiary in 1993. The complaint, which seeks rescission, damages in excess of $15,000, as well as costs and attorneys fees, was dismissed on February 9, 1996 without prejudice. The complaint was subsequently refiled and discovery in the action has commenced. Although the complaint does not set forth precisely the damages sought by Commstar, the complaint alleges that Commstar agreed to pay $600,000 for the shares of the former subsidiary and that Commstar owed the Company approximately $98,700. The Company believes that it has meritorious defenses to the allegations and is vigorously defending the refiled complaint.

        In November, 1995, C&L Communications commenced an action in the District Court, 37th Judicial District Bexar County, Texas against AT Supply, two AT Supply officers and a former employee. In April, 1997, the Company was named as an additional Defendant. The claims against AT Supply are for misappropriation/conversion of C&L's trade secrets, conspiracy, and acceptance of the benefits of an alleged breach of fiduciary duty by the individual defendants. The Complaint seeks damages equal to profits allegedly lost as a result of disclosure of the confidential information allegedly diverted to the Defendants and for exemplary damages. All Defendants have denied liability and are vigorously defending the allegations. Trial is scheduled for January, 1998.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders on June 26, 1997, the shareholders of the Company:

        (1)    Elected Norman R. Dobiesz, Ewen R. Cameron, Craig
               Macnab and Carl S. Levine directors to serve until the next annual meeting of the shareholders (2,406,543 Common Stock votes and all of the Series A Preferred Stock votes in favor, 22,712 votes withheld/abstentions, 25,897 non-votes):

        (2) Ratified the appointment of Millward & Co. as the Company's independent auditors for the 1997 fiscal year (2,416, 429 Common Stock votes and all of the Series A Preferred Stock votes in favor, 4,262 votes opposed, 8,276 abstentions); and

        (3) Approved an amendment increasing the number of shares of Common Stock available for option grants under the Company's 1995 Incentive Stock Option Plan from 250,000 to 1,250,000 (1,714,807 Common
               Stock votes and all of Series A Preferred Stock votes in favor, 29,370 votes opposed and 40,574 abstentions).

ITEM 5. OTHER INFORMATION - None

ITEM 6A.       EXHIBITS

         10.158 Ninth Amendment to Loan and Security Agree-
                ment and First Note Modification Agreement dated
                July 23, 1997 between The CIT Group/Credit
                Finance, Inc. and Teltronics, Inc., AT Supply,
                Inc. and Interactive Solutions, Inc. . .... . . .  .. . .(a)
         27     Financial Data Schedule (for SEC purposes only) ..... . .(a)


ITEM 6B. REPORTS ON FORM 8-K - None
________________________

(a) Filed as an Exhibit to this Quarterly Report on Form 10-QSB for the six month period ended June 30, 1997.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               TELTRONICS, INC.

August 11, 1997                Ewen Cameron
                               President and Chief Executive Officer