Form 10QSB
period 1997-09-30
TELTRONICS INC
filed 1997-11-12
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                               FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:  SEPTEMBER 30, 1997

                                    or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

            For the transition period from _________ to _________

                  Commission file number:    0-17893

                              TELTRONICS, INC.
          -------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                Delaware                           59-2937938
          --------------------                -------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

         2150 Whitfield Industrial Way, Sarasota, FL   34243-4046
         --------------------------------------------------------
                 (Address or principal executive offices)

               Issuer's telephone number:   (941)  753-5000

                               Not Applicable
          -------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:   X      No:
           ---          ---

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   3,866,013

PART I - FINANCIAL INFORMATION


                         TELTRONICS, INC.

                    CONSOLIDATED BALANCE SHEET

                              ASSETS

                                     September 30,   December 31,
                                         1997           1996
                                     =============   ============
                                      (Unaudited)

CURRENT ASSETS:
  Cash                                $   625,022     $         0
  Receivable from escrow agent          1,191,500               0
  Accounts receivable, net of
   allowance for doubtful accounts
   of $183,797 at September 30, 1997
   and $125,250 at December 31, 1996    5,521,112       5,732,356
  Subscription receivable                       0          24,125
  Inventories                           6,890,826       7,642,205
  Prepaid expenses and other
    current assets                        781,019         494,051
                                      -----------     -----------
    Total current assets               15,009,479      13,892,737
                                      -----------     -----------

PROPERTY AND EQUIPMENT, NET             3,325,304       2,723,825
                                      -----------     -----------
OTHER ASSETS:
  Prepaid lease guarantee, net            221,691         242,688
  Software development costs, net          83,280          83,280
  Other                                   218,962          70,555
                                      -----------     -----------
    Total other assets                    523,933         396,523
                                      -----------     -----------
TOTAL ASSETS                          $18,858,716     $17,013,085
                                      ===========     ===========

                       See accompanying notes

                    CONSOLIDATED BALANCE SHEET
                           (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,   December 31,
                                         1997           1996
                                     =============   ============
                                      (Unaudited)

CURRENT LIABILITIES:
  Cash overdraft                      $         0     $    25,180
  Current portion of long-term debt     4,414,987       4,225,407
  Current portion of capital lease
    obligations                            93,696         129,574
  Accounts payable                      5,333,163       8,321,876
  Accrued expenses                      1,563,544       1,377,700
  Deferred income                         108,551         252,356
  Other current liabilities               169,187          42,218
                                      -----------     -----------
    Total current liabilities          11,683,128      14,374,311
                                      -----------     -----------
LONG-TERM LIABILITIES:
  Long-term debt, less
    current portion                     4,632,504         799,986
  Capital lease obligations,
    less current portion                   34,056         121,754
                                      -----------     -----------
    Total long-term liabilities         4,666,560         921,740
                                      -----------     -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par,
   40,000,000 shares authorized,
   3,866,013 issued and outstanding         3,867           3,367
  Non-voting common stock, $.001 par,
   5,000,000 shares authorized,
   0 issued and outstanding                     0               0
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   100,000 issued and outstanding             100             100
  Additional paid-in capital            4,434,772      13,185,272
  Accumulated deficit                 (11,929,711)    (11,471,705)
                                      -----------     -----------
    Total stockholders' equity          2,509,028       1,717,034
                                      -----------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                $18,858,716     $17,013,085
                                      ===========     ===========

                        See accompanying notes

         CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                              3 MONTHS ENDED            9 MONTHS ENDED
                              ==============            ==============
                               SEPTEMBER 30,             SEPTEMBER 30,
                              ==============            ==============
                             1997          1996         1997        1996
                             ====          ====         ====        ====
SALES                    $10,091,001  $ 7,063,549    $26,677,799  $20,372,810
COST OF GOODS SOLD         6,648,797    4,729,187     17,610,875   13,686,934
                         -----------  -----------    -----------  -----------
GROSS PROFIT               3,442,204    2,334,362      9,066,924    6,685,876
                         -----------  -----------    -----------  -----------
OPERATING EXPENSES
 General and
  administrative           1,337,895      667,335      3,200,321    1,681,862
 Research and
  development                567,991      344,823      1,750,680    1,014,145
 Selling and
  marketing expenses       1,202,751    1,381,532      3,500,321    3,945,159
                         -----------  -----------    -----------  -----------
                           3,108,637    2,393,690      8,451,322    6,641,166
                         -----------  -----------    -----------  -----------
OPERATING INCOME (LOSS)      333,567      (59,328)       615,602       44,710
                         -----------  -----------    -----------  -----------
OTHER INCOME (EXPENSES)
 Interest expense           (353,915)    (138,011)      (868,137)    (397,874)
 Finance expense             (28,363)           0       (104,726)           0
 Litigation expense           (1,381)           0        (81,777)           0
 Miscellaneous                 9,824       (8,931)       (18,968)      11,979
                         -----------  -----------    -----------  -----------
                            (373,835)    (146,942)    (1,073,608)    (385,895)
                         -----------  -----------    -----------  -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                (40,268)    (206,270)      (458,006)    (341,185)

PROVISION FOR
 INCOME TAXES                      0            0              0            0
                         -----------  -----------    -----------  -----------
NET PROFIT (LOSS)        $   (40,268) $  (206,270)   $  (458,006) $  (341,185)
                         ===========  ===========  ===========  ===========
NET PROFIT (LOSS)
 PER SHARE               $     (0.01) $     (0.06)   $     (0.13) $     (0.10)
                         ===========  ===========    ===========  ===========
AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING               3,866,013    3,366,013      3,618,760    3,366,013
                         ===========  ===========    ===========  ===========

                            See accompanying notes


        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                 COMMON STOCK       PREFERRED STOCK
                               ================     ===============
                               ISSUED    AMOUNT     ISSUED   AMOUNT
                               ======    ======     ======   ======
Balance at
  December 31, 1996          3,366,013   $3,367     100,000   $ 100

Shares issued pursuant to
the Employee Stock Payment
Plan at an average price
of $2.50 Per share             500,000      500           0       0

Net loss                             0        0           0       0
                             ---------   ------     -------   -----
Balance at
 September 30, 1997          3,866,013   $3,867     100,000   $ 100
                             =========   ======     =======   =====

                                               RETAINED
                               ADDITIONAL      EARNINGS
                                PAID-IN      (ACCUMULATED
                                CAPITAL        DEFICIT)       TOTAL
                               ==========     ===========    =======
Balance at
  December 31, 1996           $13,185,272    $(11,471,705)  $1,717,034

Shares issued pursuant to
the Employee Stock Payment
Plan at an average price
of $2.50 Per share              1,249,500               0    1,250,000

Net loss                                0        (458,006)    (458,006)
                              -----------    ------------   ----------
Balance at
 September 30, 1997           $14,434,772    $(11,929,711)  $2,509,028
                              ===========    ============   ==========


                            See accompanying notes

         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                      9 MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    ===================
                                                     1997         1996
                                                    ======       ======
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $ (458,006)  $ (341,185)
  Adjustments to reconcile net
    income (loss)to net cash:
   Depreciation and amortization                     646,423      471,040
   Changes in assets and liabilities:
    Accounts receivable and prepaid expenses         (75,724)  (2,214,947)
    Inventories                                      751,379     (784,174)
    Accounts payable and accrued liabilities      (2,675,900)   1,717,300
    Deferred income                                 (143,805)      36,209
    Increase in other assets                        (127,410)      87,819
                                                  ----------   ----------
     Net cash flows from operating activities     (2,083,043)  (1,027,938)
                                                  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (1,247,902)    (792,401)
  Capitalized software development costs                   0     (209,914)
                                                  ----------   ----------
     Net cash flows from investing activities     (1,247,902)  (1,002,315)
                                                  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from line of credit                   189,580    1,866,227
  Proceeds from Debenture issuance                 4,250,000            0
  Repayment of notes payable and
   other long-term debt                             (541,058)    (254,957)
  Cash received from Escrow Agent                     58,500            0
  Cash received from stock issuance                   24,125       12,035
  Proceeds from notes/leases payable                       0      267,882
                                                  ----------   ----------
     Net cash flows from financing activities      3,981,147    1,891,187
                                                  ----------   ----------
Net increase (decrease) in cash                      650,202     (139,066)
Cash received in acquisition of Shared
  Resource Exchange, Inc.                                  0      204,696
Cash and cash equivalents, beginning of period       (25,180)     264,379
                                                  ----------   ----------
Cash and cash equivalents, end of period          $  625,022   $  330,009
                                                  ==========   ==========
SUPPLEMENTAL NON-CASH FINANCING
AND INVESTING ACTIVITIES:
  Issuance of shares pursuant to the Employee
   Stock Payment Plan at an average price of
   $2.50 per share                                $1,191,500   $        0
                                                  ==========   ==========

                        See accompanying notes

                         TELTRONICS, INC.

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL

The financial statements as of September 30, 1997 and for the nine month period then ended are unaudited and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data and have been prepared on a basis consistent with the December 31, 1996 Audited Financial Statements. All such adjustments were of a normal recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of expected results for the year.

The year-end condensed balance sheet data included in the condensed financial statements were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1996.


NOTE B - COMMON STOCK

During the three (3) month period ended June 30, 1997, the Company issued 500,000 shares of its Common Stock registered on Form S-8 to its employees for future services under the Company's Employee Stock Payment Plan in an aggregate amount of $1,250,000. The shares are held under an Escrow Agreement. As the shares are sold, proceeds are placed in an escrow account and used to fund the Company's payroll. As of September 30, 1997, $58,500 was received from the Escrow Agent. The Company has recorded $1,191,500 as a receivable from the Escrow Agent as of September 30, 1997. The shares were issued at $2.50 per share and no expense was recorded under this arrangement.

During the quarter, the Company issued an additional 150,000 shares of its Common Stock registered on Form S-8 under the Employee Stock Payment Plan to employees for future services.


NOTE C - SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the additional 150,000 shares of the Company's Common Stock registered on Form S-8 under the Employee Stock Payment Plan were cancelled.

                         TELTRONICS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

The first nine months of 1997 reflected sales of $26,678,000 compared to $20,373,000 for the first nine months of 1996. This sales variance was due to increased sales by AT Supply, Inc. ("AT Supply"), Teltronics/SRX, Inc. ("SRX") and Interactive Solutions, Inc. ("ISI"), a majority owned subsidiary of the Company. The SRX business was purchased in September, 1996. Gross profit increased to $9,067,000 from $6,686,000 for the first nine months of 1996, primarily as a result of the increased sales and improved margins. Total operating expenses increased to $8,451,000 from $6,641,000 for the first nine months of 1996. The increased operating expenses related to SRX and ISI. The first nine months of 1997 reflected a net loss of $(458,000) compared to a net loss of $(341,000) for the first nine months of 1996. The loss for the first nine months is the direct result of the Company's continued funding of ISI development expenses.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

Total sales for the three months ended September 30, 1997 increased by approximately $3,027,000 over the same period of 1996. This variance was due to increased sales by AT Supply and SRX and initial sales by ISI.

Gross profit for the three months ended September 30, 1997 increased to $3,442,000 from $2,334,000 for the same quarter of 1996. The increase in gross profit was the result of increased sales and improved margins. The gross profit percentage of sales increased to 34.1% from 33.0% for the same quarter of 1996. This increase was due to product mix, with increased sales of Teltronics' Remote Maintenance and Vision PBX (SRX) products.

Total operating expenses for the three months ended September 30, 1997 were $3,109,000 as compared to $2,394,000 for the same quarter of 1996. General and administrative expenses were $1,338,000 for the quarter compared to $667,000 for the same quarter of 1996. This increase is due to expenditures related to SRX, ISI and increased benefit plan costs. Research and development expenses were $568,000 for the quarter compared to $345,000 for the same quarter of 1996. This increase is the result of the Company's continuing development funding in ISI and SRX. Selling and marketing expenses were $1,203,000 for the quarter compared to $1,382,000 for the same quarter of 1996. This decrease related to personnel reductions.

Operating income was $334,000 for the quarter compared to $(59,000) for the same quarter of 1996. This increase relates to improved sales and margins, offset by increased operating expenses. Interest expense for the quarter was $354,000 compared to $138,000 for the same period of 1996. This increase resulted from the Debentures issued to Sirrom Capital Corporation.

Net loss was $(40,000) compared to $(206,000) for the same period of 1996. The loss was primarily the result of the Company's continued funding of ISI development expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

Total sales for the nine months ended September 30, 1997 increased by approximately $6,305,000 over the same period of 1996. This variance was due to increased sales by AT Supply and SRX and initial sales by ISI.

Gross profit for the nine months ended September 30, 1997 increased to $9,067,000 from $6,686,000 for the same quarter of 1996. The increase in gross profit was the result of increased sales and improved margins. The gross profit percentage of sales increased to 34.0% from 32.8% for the same period of 1996. This increase was due to product mix, with increased Vision PBX sales.

Total operating expenses for the nine months ended September 30, 1997 were $8,451,000 as compared to $6,641,000 for the same period of 1996. General and administrative expenses were $3,200,000 for the nine months compared to $1,682,000 for the same period of 1996. This increase is due to expenditures related to SRX, ISI and increased employee benefit costs. Research and development expenses were $1,751,000 for the nine months compared to $1,014,000 for the same quarter of 1996. This increase is the result of the Company's continuing development funding in ISI and SRX. Selling and marketing expenses were $3,500,000 for the nine months compared to $3,945,000 for the same period of 1996. This decrease relates to personnel reductions.

Operating income was $616,000 for the nine months compared to $45,000 for the same period of 1996. This increase related to improved sales and margins, offset by increased operating expenses. Interest expense was $868,000 for the nine months compared to $398,000 for the same period of 1996. This increase resulted from the Debentures issued to Sirrom Capital Corporation.

Net loss for the nine months was $(458,000) compared to $(341,000) for the same period of 1996. The loss was primarily the result of the Company's continued funding of ISI development expenses.


FINANCIAL CONDITION

Total assets at September 30, 1997 were $18,858,716 compared to $17,013,085 at December 31, 1996. The Company's current ratio at
September 30, 1997 was 1.28:1, compared to .966:1 at December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided primarily by borrowings from CIT and the Debentures discussed below. On August 1, 1997, the Company's principal lender, The CIT Group/Credit Finance ("CIT") entered into a Ninth Amendment to the Company's Line of Credit Facility and Term Loan. The Amendment reduced the interest rate from 2.5% to 2.0% above prime rate, increased maximum availability from $4,950,000 to $7,000,000, increased the prepayment penalty for any payment prior to October 28, 1998 from 1% to 1.5%, extended the Initial Term by one year, and added ISI as a co-borrower on the line of Credit Facility and Term Loan.

The Company's current ratio at September 30, 1997 was 1:28.1. Net working capital was $3,326,351 at September 30, 1997. Short term requirements are expected to be met through cash flows from operations, from the credit line facility and from the Employee Stock Payment Plan.

On February 13, 1997, the Company entered into a Debenture Purchase Agreement and sold $4,250,000 aggregate principal amount of its Subordinated Convertible Debentures Due on February 13, 2002 to Sirrom Capital Corporation. The Debentures bear interest at the rate of 11% per annum, payable quarterly commencing May 1, 1997. Fees in connection with the Debentures totaled $187,055.

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


CURRENT OUTLOOK

Sales in the Vision PBX and Remote Maintenance product lines produced record results during the third quarter. The demand for Vision PBX continues to increase as more distributors are added and as customers confidence in the continuation of this product line by the Company improves. The re-writing of the Remote Maintenance Software package of IRIS converting into Window NT as IRIS nGen should produce new opportunities for 1998.

Although ISI successfully built 100 pre-production Mentis computers, sales are still slow due to not having production units. These pre-production units have been sold to customers under a proof of concept, enabling a number of different organizations to prove how they would use the product. Full production units should be available by the end of this year and available in quantity during the first quarter of next year.

The Mentis development has been funded through cash flow from the Company's other product lines. The Company is exploring other equity or debt financing to complete the Mentis development and provide funding for increased marketing of all of the Company's products.

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

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -None

ITEM 5.   OTHER INFORMATION - None

ITEM 6A.  EXHIBITS

          27  Financial Data Schedule (for SEC purposes only)........(a)

ITEM 6B.  REPORTS ON FORM 8-K

          1.  Report filed August 28, 1997, Item 4, Changes in
              Registrant's Certifying Accountant.
          2. Report filed September 5, 1997, Item 5, Other Events. Engagement letter among the Company, Frederick L. Morris and Dougherty Funding LLC to assist in the structure and funding of future acquisitions.

________________________
(a) Filed as an Exhibit to this Quarterly Report on Form 10-QSB for the nine month period ended September 30, 1997.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               TELTRONICS, INC.

November 11, 1997              Ewen Cameron
                               President and Chief Executive Officer