Form 10QSB/A
period 1997-09-30
TELTRONICS INC
filed 1997-11-13
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                      AMENDMENT #1 TO FORM 10-QSB ON
                               FORM 10-QSB/A

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
                                      ===========     ===========

                       See accompanying notes

                    CONSOLIDATED BALANCE SHEET
                           (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,   December 31,
                                         1997           1996
                                     =============   ============
                                      (Unaudited)

CURRENT LIABILITIES:
  Cash overdraft                      $         0     $    25,180
  Current portion of long-term debt     4,414,987       4,225,407
  Current portion of capital lease
    obligations                            93,696         129,574
  Accounts payable                      5,333,163       8,321,876
  Accrued expenses                      1,563,544       1,377,700
  Deferred income                         108,551         252,356
  Other current liabilities               169,187          42,218
                                      -----------     -----------
    Total current liabilities          11,683,128      14,374,311
                                      -----------     -----------
LONG-TERM LIABILITIES:
  Long-term debt, less
    current portion                     4,632,504         799,986
  Capital lease obligations,
    less current portion                   34,056         121,754
                                      -----------     -----------
    Total long-term liabilities         4,666,560         921,740
                                      -----------     -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par,
   40,000,000 shares authorized,
   3,866,013 issued and outstanding         3,867           3,367
  Non-voting common stock, $.001 par,
   5,000,000 shares authorized,
   0 issued and outstanding                     0               0
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   100,000 issued and outstanding             100             100
  Additional paid-in capital           14,434,772      13,185,272
  Accumulated deficit                 (11,929,711)    (11,471,705)
                                      -----------     -----------
    Total stockholders' equity          2,509,028       1,717,034
                                      -----------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                $18,858,716     $17,013,085
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