Form 10KSB
period 1997-12-31
TELTRONICS INC
filed 1998-03-31
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 (No Fee Required)

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ______________

Commission File Number:     0-17893

                           TELTRONICS, INC.
----------------------------------------------------------------------------
            (Name of small business issuer in its charter)

     Delaware                                          59-2937938
----------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
Incorporation or organization)

        2150 Whitfield Industrial Way, Sarasota, Florida   34243
----------------------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

     Issuer's telephone number, including area code:  (941) 753-5000

Securities registered pursuant to Section 12(g) of the Exchange Act:

                       Common stock, $.001 par value
                       -----------------------------
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ X ].

Issuer's revenues for its most recent fiscal year:   $34,673,407

The aggregate market value (closing sale price) of the Registrant's Common Stock held by non-affiliates at March 20, 1998, was approximately $7,898,374. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 20, 1998, 3,415,513 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 22-24.

                              PART I

ITEM 1.  BUSINESS

GENERAL

     Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets telecommunication equipment including the MENTIS (Registered), wearable, multimedia computer, and application software products, and engages in contract manufacturing.

     In October 1995, the Company formed a subsidiary, AT Supply, Inc. ("AT Supply"), to engage in sales and distribution of telecommunications hardware, software and related products. The Company, through its wholly-owned subsidiary TTG Acquisition Corp. owned a majority of the outstanding Common Stock of AT Supply. On March 6, 1998, the Company sold the assets and transferred the liabilities of AT Supply to a corporation owned by two former executive officers of AT Supply. See Footnote 13 to the Consolidated Financial Statements.

     On April 18, 1996, ISL, Inc. ("ISI"), a majority owned subsidiary of the Company acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company ("Interactive") and its three members ("Members") pursuant to an Agreement of Sale dated March 27, 1996 as amended by an Amendment to Agreement of Sale dated April 18, 1996 ("Agreement"). Under the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a wearable, self-contained, voice activated, portable, Pentium (Registered) processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement in exchange for the assumption of certain indebtedness of Interactive and its Members and possible future issuance of up to 1,000,000 shares of the Company's Non-Voting Common Stock ("NVC Shares") upon the satisfaction of certain conditions, including the award of a significant contract to ISI utilizing the Technology. The NVC Shares, if issued, would be convertible at the option of the holders on a one to one basis into shares of the Voting Common Stock of the Company and would be subject to several conditions, including an escrow to secure certain indemnification obligations of Interactive and its members. See BUSINESS - WEARABLE, MULTIMEDIA COMPUTERS.

     On September 20, 1996, Teltronics/SRX, Inc.
("Teltronics/SRX"), a wholly owned Delaware subsidiary of the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas, under an Agreement of Sale among Seller, Teltronics/SRX and the Company dated September 19, 1996 ("Agreement") approved by order of the United States Bankruptcy Court, Eastern District of Texas, Sherman Division. In addition to the Company's issuing 650,000 restricted shares of its Voting Common Stock for substantially all of the Seller's assets, the Company issued 100,000 restricted shares of Voting Common Stock to discharge the indebtedness Seller owed to certain lenders, and the Company and Teltronics/SRX assumed certain obligations as described in the Agreement. Teltronics/SRX sells PBX systems, switches and related PBX telecommunication and peripheral devices. See BUSINESS - PBX/ACD WIRELESS LOCAL LOOP.

     The Company and its subsidiaries employ 206 people as of March 20, 1998.


DESCRIPTION OF BUSINESS


PRODUCTS PRODUCED AND SERVICES PROVIDED

     The Company designs, develops, manufactures, and markets electronic hardware and application software for the telecommunications marketplace, and engages in electronic manufacturing. Through its majority owned subsidiary, ISI, it is also engaged in the design of a small Pentium powered multimedia computer.

     During the year ended December 31, 1997, sales to the company's four largest customers accounted for approximately 35% of total sales. One customer was 13% of total sales and no other customers exceeded 10% of total sales.

     The Company's key markets within the telecommunications industry include: Long Distance Management, Remote Maintenance, Electronic Manufacturing, and the Wearable, Multimedia Computer. The Company also is now active in the PBX and wireless local loop ("WLL") switch market.


     LONG DISTANCE MANAGEMENT ("LDM")

     In today's largely deregulated telecommunications industry, there are many long distance carriers. The largest and best known are AT&T, Sprint, MCI, and Worldcom. However, there are more than 300 smaller companies in the United States that sell or re-sell long distance and Intra-lata telephone service. These carriers compete to provide their customers with lower priced telephone calling, and until recently, were known as Inter-Exchange Carriers ("IXCs").

     The advent of Intra-lata, or long distance calling within the same area code, competition changed the definition of these carriers, and added a new dimension to the market for the Company's LDM products. Additionally regulatory changes have allowed these carriers to compete in the area of long distance call traffic, further broadening the market for the Company's products. The Company's LDM product assist these carriers in increasing revenue.

     The Network Manager product, more commonly known as "one plus" products, is purchased primarily by long distance and Intra-lata telephone carriers. The Network Manager products analyze the digits dialed by a caller and determine which calls are best handled by the carrier. They translate the caller's dialed digits as required to access the carrier's facilities in a totally transparent fashion to the caller.

     As regulatory issues change, a niche may open for LDM products which can, in general, translate the old way of doing things to the new. The Company is now observing continued regulatory changes around the world, as deregulation is increasingly accepted by many telephone monopolies. As deregulation and competition increase, the Company is adapting its LDM products to take advantage of these domestic and international market opportunities. Due to many changes in this market, the Company has rationalized its product offering to one product, the Network Manager +.

     Management believes the Company has established a strong competitive position in the Long Distance Management market. The
Company's product competing in the LDM  market is the Network
Manager +.

     Network Manager + (Trademark). The principal function of the Network Manager + (Trademark) product is to route "one plus" or direct dialed calls from their originating point to the desired carrier. This is accomplished by analyzing the digits dialed by a caller and translating them to the necessary digit patterns to be dialed on the public telephone network. The Network Manager + can route individual calls to the user's most cost effective long distance carrier based on the telephone number dialed.

     The Network Manager + also provides cost-effective long distance calling and toll restriction for all tone and rotary dial telephones. The Network Manager + screens calls and can block, a) calls without a proper authorization code, b) all or certain local calls based on the number dialed, and c) all or certain long distance calls based on the number dialed (including special access phone numbers such as those beginning with 950 and
976).

     The Network Manager + (Trademark) is a value engineered, four line product that addresses a specific high volume application. It is designed for quick installation and simple programming through automated tools provided by the Company.

     The Network Manager + is used primarily in businesses, schools, prisons and hospitals. The market for Network Manager + has been mature and stable, with new markets beginning to open in other parts of the world.


     REMOTE MAINTENANCE

     Emphasis on service as a product (the maintenance and repair of systems), caused a market for automated fault/alarms management systems to emerge in the 1980's. The market is based on the need to monitor a population of remotely located, computer based systems from a Technical Assistance Center ("TAC"). This capability is extremely important in the telecommunications industry as well as in other service environments. To effectively address this market, service providers need state of the art technology to manage and maintain their equipment, and to project a proactive service image to their customers.

     Management believes that it has established a strong competitive position in the Remote Maintenance market through sales of the following products: Site Event Buffer-II
(Registered), SEB jr. (Trademark), and IRIS (Registered).

     SITE EVENT BUFFER-II ("SEB-II (Registered)").  The SEB-II
(Registered) monitoring system monitors remotely located Network elements.

     The SEB-II product may simultaneously monitor up to four Network elements. In addition to fault/alarm reporting and security functionality that exceeds that of the Dispatcher, the SEB-II also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II to concurrently collect and store various forms of data, such as Station Message Detail Records (SMDR), Automatic Call Distribution (ACD) data, and Private Automated Branch Exchange ("PABX") traffic information. By using IRIS, the Company's Management Information System (MIS), this data may be retrieved and processed into useful reports.

     The SEB-II is a multi-application product whose architecture permits its operational characteristics to be completely changed by remotely downloading new software. Introduced in mid-1991, the SEB-II replaces the original Site Event Buffer-I (SEB-I) with a product that offers increased functionality, twice the data storage capacity, and support for additional Network elements.

     In late 1993, development efforts were initiated which provided for scripts, written in a high-level language, that may be used to create a dialogue between the SEB-II and the Network element. This dialogue allows the SEB-II to clear fault conditions present in the Network element and to perform more complex analysis of maintenance data. Included in these development activities is the design of high speed internal modems required for more demanding applications and for international markets. These developments were completed in 1994.

     SEB jr. (Trademark). The SEB jr. (Trademark) remote monitor was introduced to penetrate a new segment of the market. SEB jr. (Trademark) is an affordable remote monitor for smaller, less expensive Network elements, yet provides virtually all of the features of the SEB-II. SEB jr. is positioned to allow service providers to offer complete end-to-end monitoring of networks consisting of a wide variety of elements. With the introduction of SEB jr., Teltronics' Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network elements, regardless of size or cost.

     INTELLI.M@N (Trademark), and INTELL.@GENT (Trademark). The INTELLI.M@N (Trademark), and INTELL.@GENT (Trademark) products, introduced in late 1997, move the Remote Maintenance product line into exciting new areas. The monitoring of local area networks ("LANs"), wide area networks ("WANs"), and equipment is critical to the operation of data networks. The INTELLI.M@N (Trademark) product works in conjunction with the SEB and allows Service Providers to leverage their investment a new way. This device lets the SEB monitor data networks and report faults and other events through the same infrastructure that is used to monitor PABXs, and voice mail systems in traditional voice network applications. Since most service customers have both voice and data systems, this offering provides a new revenue opportunity for Service Providers. A single SEB can monitor a PABX, a voice mail system, and through the INTELLI.M@N (Trademark) device many network elements. The

INTELLI.M@N (Trademark) is fully SNMP compliant and can receive traps from network elements and actively query many parameters (MIB objects) in the multiple network elements. In this role, the INTELLI.M@N product serves as an SNMP manager responsible for a segment of the network and reports alarms out-of-band to the Service Provider. It can also serve as an SNMP agent reporting in-band to a Network Management System ("NMS") in the enterprise.

     The INTELL.@GENT (Trademark) product is based on the same hardware but serves as a universal SNMP proxy agent for equipment that is not SNMP compliant. Customers may now monitor a wide variety of legacy telecom and data network devices with their enterprise SNMP based NMS. INTELL.@GENT hardware will interface to any equipment that outputs fault and status information via an RS232C port. Received events are sent to the NMS as SNMP traps and INTELL.@GENT's MIB may be queried and examined by the NMS. The INTELL.@GENT product also has a WEB Server which allows the MIB to be viewed with a simple WEB browser.

     A third product, the INTELLI.M@N/Px remote maintenance SNMP manager and proxy agent combines the capabilities of both INTELLI.M@N and INTELL.@GENT. This product is used when both proxy agent and out-of-band reporting is required at a single site.

     IRIS (Registered). The IRIS (Registered) system is a comprehensive software package that is used by service providers in Technical Assistance Centers to monitor alarms and to process data collected from the Network Elements. IRIS currently utilizes a UNIX operating system.

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

     IRIS (Registered) Traffic. This optional IRIS (Registered) software module is a traffic analysis system that allows service providers to perform traffic studies on Northern Telecom SL-1 and Meridian-1 PABX systems. The information created by this application assists the service provider in "fine tuning" their customer's PABX to operate more efficiently. The IRIS Traffic system has proven to be a very effective revenue generator for service providers. The system allows the service provider to identify PABX enhancements that can be sold to the end-user to improve PABX performance.

     IRISnGEN (Trademark). Building on the success of the UNIX based IRIS product, the IRISnGEN (Trademark) product brings the next generation of alarms management to the marketplace. This new product incorporates all the features of the original IRIS product while introducing major new capabilities.

     This advanced alarms management system is a client/server application and takes full advantage of the power and flexibility of Windows NT (Registered). Any number of users with PCs running
Windows (Registered) 95 or Window NT (Registered) Workstation can access the system. The system has a relational database designed to support the organization of a typical Service Provider operating a Technical Assistance Center. It also supports the creation of an unlimited number of relationships that logically group customer sites and monitored systems. Geographical alarm display, alarm escalation, alarm correlation, alarm forwarding, help desk, and World Wide Web access are just a few of the new capabilities being introduced. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program
Interface (API) has been introduced to assist customers in integrating IRISnGEN with legacy management systems and databases.

     IRISnGEN is designed for growth. Customers can purchase as much as, or as little, as their business needs dictate by selecting capabilities that are grouped into feature packages. The basic package is a full-featured, highly capable alarms management system that will allow both large service providers and self-maintained end users to enter into the alarms management arena. Customers may add optional feature packages as the demands of their business change.


     PBX/ACD AND WIRELESS LOCAL LOOP

     VisionLS (Trademark)/VisionMS (Trademark). The Vision (Registered) Systems are multi-function Key/PBX/CENTREX/Hybrid telecommunications systems. They are used to process calls by: general business and professional organizations, health care, financial, government, technology, transportation, and education, call centers, service centers, and other organizations that need flexible, value added telecommunications capabilities. These systems are also used to pass data to and receive commands from computers via a Computer Telephone Interface ("CTI"). Inherent in the software of these telecommunications platforms are automatic call distribution (ACD), automated attendant (AIR), intelligent call handling and dynamic call routing based on ANI, DNIS, and Caller ID. Some features, such as automatic telephone relocation, copy, and replace are unmatched in the telecommunications industry.

     QueVision (Trademark). QueVision (Trademark) is a call center management product, using CTI techniques, that accepts call events from Vision (Registered) systems and uses that data to deliver real-time information enabling supervisors to effectively manage either formal or informal call center activity. The system provides on-demand and scheduled reports and supports the use of a wall mounted display sign to let all agents see the performance of the call center.

     CENTRALINK911. This Vision switching platform provides both the telecommunications link and automatic location identification to over six-hundred Public Safety Answering Points (911 emergency call centers). The system is comprised of two parts: The ANI Controller, which is a Vision telecommunications platform with specialized features and the ALI controller, a computer running SRX software that allows it to retrieve and display information about the location of a 911 caller based on the caller's telephone number.

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

     The Company's current manufacturing capacity should allow for increased growth of existing product lines, and should also accommodate an increase in Electronic Manufacturing activities. Electronic Manufacturing should enable the Company to profit from economies of scale through increased purchasing power and utilization of excess plant capacity, thus reducing direct material costs and overhead on the Company's products. This should make those products more profitable and competitive in their respective markets.


     WEARABLE, MULTIMEDIA COMPUTERS

     MENTIS (Trademark). The MENTIS (Trademark) computer is a wearable, Pentium (Registered) processor powered, multimedia computer that could set the standard for multimedia computer based instruction. MENTIS (Registered) hardware and MentiSoft (Trademark) software provide full multimedia capability and a human to human interface. The first product of its kind, MENTIS computer's approach to training is called Real Time Mentoring or RTM (Trademark).

Using full motion video and responding to voice activated commands, MENTIS computer systems have the potential to minimize or eliminate classroom training in the workplace.


PATENTS, COPYRIGHTS AND TRADEMARKS

     Teltronics has no patents or copyright registrations.  The
Company has registered the following trademarks: Ideas That
Communicate (Registered), Site Event Buffer (Registered),
SuperVizor (Registered), CallQuest (Registered), IRIS, Dispatcher
(Registered), Net-Path (Registered) and SEB InterAct(Registered), and has applied for registration of the following trademarks:
IRISnGEN (Trademark), INTELLI@MAN (Trademark), INTELL@GENT (Trademark), and INTELLI@N/Px (Trademark).

     Teltronics/SRX has the following patents, copyrights and trademarks: (i) Trademarks: Shared Resource Exchange, SRX, SRX and design, Vision and design, OmniWorks and design, SRX OmniWorks and design, VisionPath, VisionMS, VisionLS, VisionPhone, VisionXPhone, VisionPhonePC, VisionACD, VisionVM, VisionTAS, VisionOS, and QueVision; (ii) Copyrights: SRX Call processing, CENTRALINK911 release 1.0 software, SRX E911 software, CENTRALINK911 ALI release 1.2 software (co-owned with Pro-Tel, Inc.), VisionMS (System Two) release 2.2, and SRX call processing, System One release 4.6 software and call processing;
(iii) US Patents: Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System and Station Controller for Multi-Line Pick-Up and Automatic Monitoring of Telephone System and Station Moves; and (iv) Canadian Patents:
Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System.

     ISI markets products under the trademarks Interactive
Solutions, VoiceZoom (Trademark), VoiceProbe (Trademark), rtmEditor (Trademark), rtmNavigator (Trademark), MentiSoft
(Trademark), RTM (Real Time Mentoring) and ISI and design.

     The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality together with non-compete agreements presently executed by key employees.


WARRANTY AND SERVICE

     The Company provides a limited warranty on most of its products, for a period of 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company's technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company at its facility in Sarasota, Florida. To date, warranty expenses have been insignificant in relation to the Company's gross sales.


COMPONENT PROCUREMENT

     The Company assembles all of its products at its facility in Sarasota, Florida. All components used in the assembly of the Company's products are purchased from distributors.

     Purchase orders for components are placed from one month to six months in advance, depending on the supply sensitivity of a particular component. All of the necessary components are available from several sources, based upon current price quotations. The Company believes that several suppliers for its product components are available. If these suppliers should stop carrying or manufacturing components for the Company, the Company's operations could, however, be adversely affected until alternative sources are located and increased operating costs could result from product re-engineering required to use such substitute components. Certain electronic components used in the Company's products are purchased through American distributors from sources outside of the United States. The costs of such components increase as the value of the United States dollar decreases in relation to foreign currencies. In addition, the availability of such components may be affected by factors external to the United States, including war, civil strife, embargo and export or import restrictions. Although there can be no assurance for the future, the

Company has not experienced and does not anticipate experiencing any significant difficulty in purchasing components.


BACKLOG

     The Company's backlog at December 31, 1997 and 1996 was $2,617,000 and $9,943,000 respectively. At March 18, 1998 and
February 29, 1997, the Company's backlog was $3,926,000 and $11,319,000 respectively. The Company's business has changed and only Electronic manufacturing operates on a sales order backlog basis.


COMPETITION

     The Company has two significant competitors in the Alarm Management marketplace, Microframe, Inc. and TSB International. The PBX market has many competitors with the dominant players being Lucent and Northern Telecom. The Vision PBX is active in the ACD and small PBX market. The Wireless Interface Switch
(WiLL) is supplied to a number of customers whose markets are in third world countries. The Wearable, Multimedia Computer market is new and evolving, with a small number of competitors. The Company has one significant competitor in its Long Distance Management product group (Mitel). Management of the Company believes that the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products.


RESEARCH AND PRODUCT DEVELOPMENT

     The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 1997, and 1996 were $2,428,000 and $1,391,000, respectively.


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

ITEM 2.  PROPERTIES

TELTRONICS - HEADQUARTERS AND PLANT

     The Company's headquarters and principal facility consists of approximately 72,000 square feet, located in a two story concrete and steel building leased from ARE Sarasota Limited Partnership, a limited partnership ("ARE Lease"). Approximately 36,000 square feet are used for laboratories and offices. The plant is located at 2150 Whitfield Industrial Way, Sarasota, Florida.

     The monthly ARE Lease payment is $50,198. The ARE Lease expires in August, 2005, and may be extended by the Company for two five year periods. Included in the ARE Lease is another single story building located at 2240 Whitfield Industrial Way. This building consists of approximately 7,500 square feet.

     The Company leases approximately 20,000 square feet of warehouse space at 2245 Whitfield Industrial Way in Sarasota,
Florida. The monthly lease payments are $4,457 and this lease expires in April, 1998.

     The Company leases approximately 10,655 square feet of office space for the Teltronics/SRX research and development facility in Dallas, Texas. The monthly lease payment if $7,325 during years one through three and $7,636 per month during the remaining two years of the Dallas lease, which expires in December, 2001.


ITEM 3.  LEGAL PROCEEDINGS

     On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and a former majority owned subsidiary of the Company, seeking damages in connection with a 1993 sale of shares of the former subsidiary. The complaint, which seeks rescission, damages in excess of $15,000, as well as costs and attorneys fees, was dismissed on February 9, 1996 without prejudice. The complaint was subsequently refiled and discovery in the action has commenced. Although the complaint does not set forth precisely the damages sought by Commstar, the complaint alleges that Commstar agreed to pay $600,000 for the shares of the former subsidiary and that Commstar owed the Company approximately $98,700.

     On or about November 12, 1997 an action was commenced against the Company by a former employee seeking damages exceeding $50,000 and injunctive relief, arising out of alleged violations of the Americans With Disabilities Act, The Family Medical Leave Act, and The Florida Human Rights Act. An answer was served by the Company in December, 1997 denying liability and asserting various affirmative defenses. A Reply to Affirmative Defenses was served by the Plaintiff in December, 1997.
Discovery has not yet commenced.

     On January 28, 1998, an action was commenced against the Company by Kelley Drye & Warren, LLP seeking approximately $172,000 for legal fees incurred by Shared Resource Exchange, Inc. ("SRX") in connection with the sale of substantially all of its assets to the Company in September, 1996. The Plaintiff claims that the Company agreed to pay all of its fees under the Agreement of Sale entered into between SRX and the Company on September 20, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1997, no matters were submitted to a vote of the stockholders of the Company.

                              PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of August 1, 1989, the Company listed its Common Stock for trading on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). The Company's Common Stock trades on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol: TELT. The following table sets forth for the fiscal periods indicated the high and low trade prices in the over-the-counter market for the Company's Common Stock as reported on Nasdaq.

                              COMMON STOCK

                            1997           1996
                           Trade            Trade
                      ---------------  ---------------
                       High     Low     High      Low
                       ----     ---     ----      ---
        PERIOD
     1st Quarter       4.75     3.25     6.38      4.13
     2nd Quarter       4.13     2.25    10.25      4.25
     3rd Quarter       5.50     1.69     7.75      4.50
     4th Quarter       4.88     3.25     5.75      2.88


     On March 20, 1998, the closing bid quotation for the Company's Common Stock as reported on Nasdaq was $2.3125. As of
March 20, 1998, there were approximately 1,400 shareholders of the Company's Common Stock. The Company has not paid cash dividends to holders of its common stock and does not plan to pay such dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     A number of statements contained in this Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to the costs and the uncertainties associated with the development and introduction of new products; risks related to technological factors; potential manufacturing difficulties; competitive market factors; and liability risks.

GENERAL OVERVIEW

     The Company has established itself in its traditional markets. It developed its position in those markets principally through organic growth. However, the Company believes that future growth requires development or acquisition of new products and new markets. To that end, the Company acquired the technology of ISI in April, 1996 and the technology of SRX in September, 1996. These acquisitions have enabled the Company to enter other markets. In acquiring new technologies, the Company has been able to reduce its dependence on mature and less profitable markets. The Company has, therefore, been able to either close down or sell products and/or companies. The Company is now firmly focused in Telecommunications through its Vision switching platform and Remote Maintenance products. ISI is focused in the portable, multimedia computer market.

     ISI, the Company's subsidiary developing MENTIS (Trademark), a wearable, multimedia computer has successfully completed its design and produced approximately eighty beta units for testing and evaluation by customers. The Company is a member of a consortium consisting of the Army National Guard, General Motors
- Service Technology Group, Raytheon, and the New Jersey Institute of Technology. The Company is experiencing considerable interest in this product. The market for this product is in applications where complex equipment requires computer aided assistance for diagnostics repair and maintenance. The Company expensed $2,064,000 in 1997 and $1,276,000 in 1996.

     During September, 1996 the Company through its subsidiary Teltronics/SRX acquired substantially all of the assets and technology of Shared Resource Exchange, Inc. Shared Resource Exchange produced the SRX Vision digital switch which has a number of applications in wireless PBX and 911 applications. During 1997 the Company shipped approximately $7.4 million of product to its customers. Due to the complex and evolving digital technology employed in the SRX products, the Company established a design and support center in Dallas, Texas, the original headquarters of Shared Resource Exchange. The Company believes that there is a position for this digital switch in a number of markets, not only in the United States, but also overseas in developing countries, where wireless network use is expanding.

     The Company's traditional markets of Remote Maintenance continued to experience an increase during 1997 growing from $7.2 million to $7.5 million.

     Electronic Manufacturing increased from $5.0 million to $6.1 million. The Company believes it is active in a niche market of $1 million to $5 million per annum. The Company currently has thru-hole technology as well as three Amistar surface mount machines with capacity of over 12,000 placements per hour, per machine. The facility achieved British Approvals Board for Telecommunications ("BABT") approval (EC Council Directive 91/263/EEC) in December, 1997.

     As previously expected, the Long Distance Management market continued to decline and the Company's sales decreased from $4.3 million during 1996 to $1.4 million in 1997. The Company does not believe that it will continue to realize any significant sales in the United States marketplace. The Company is successful in selling through its Australian distributor, AdvaTel, and enjoys a high share of that market. The Company is seeking approval for the European marketplace. Although the European marketplace is deregulating, there can be no assurances that the Company will be able to realize significant growth in that marketplace.

     The Company does not expect to see any increase in the stand alone call accounting market, which is a very mature market that does not warrant any increase in sales activity.

RESULTS OF OPERATIONS

     The operating loss for 1997 was $1,085,000 as compared to an operating loss of $2,042,000 for 1996. The 1997 loss resulted from the Company's continued funding of ISI of $1,175,000 and an operating loss of $156,000 at AT Supply.

     Sales increased 20% from $28,878,000 to $34,674,000.  This increase is due to increased sales by AT Supply and SRX and initial sales by ISI.

     Cost of goods sold for 1997 was $23,648,000 or 68.2% as compared to $19,519,000 or 67.6% for 1996. The change is primarily due to product mix with increased high cost sales by AT
Supply and Electronic Manufacturing.

     General and administrative expenses for 1997 were $4,873,000 as compared to $5,138,000 for 1996. The decrease was due to personnel reductions.

     Selling expenses for 1997 were $4,810,000 compared to $4,872,000 in 1996.

     Research and development expenses for 1997 were $2,428,000 as compared to $1,391,000 for 1996. The increase was due to continued funding in ISI and SRX.

     The net loss for 1997 was $2,487,000 as compared to a net loss of $2,946,000 for 1996. The 1997 loss resulted from the Company's net loss of $2,064,000 in ISI and a net loss of $608,000 in AT Supply.

Interest and financing costs for 1997 were $1,246,000 as compared to $590,000 for 1996. This increase resulted from the issuance of the 11% Debentures in February, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements were met with cash provided primarily by borrowings from The CIT Group/Credit Finance ("CIT") and the Debentures discussed below. On August 1, 1997, the Company's principal lender, CIT entered into a Ninth Amendment to the Company's Line of Credit Facility and Term Loan. The Amendment reduced the interest rate from 2.5% to 2.0% above prime rate, increased maximum availability from $4,950,000 to $7,000,000, increased the prepayment penalty for any payment prior to October 28, 1998 from 1% to 1.5%, extended the Initial Term to October 28, 2000, and added ISI as a co-borrower on the Line of Credit Facility and Term Loan.

     The Company's working capital ratio at December 31, 1997 was 1.0:1 as compared to .97:1 for 1996. Net working capital was $(50,000) and $(482,000) for 1997 and 1996 respectively. Short term requirements are expected to be met through cash flows from operations and from the Line of Credit Facility, and additional funding from Sirrom Capital Corporation as discussed.

     Net cash flows from operating activities during 1997 was $(2,422,000) compared to $(1,470,000) in 1996. This change is primarily due to the continued funding of ISI markets and products and the integration of Teltronics/SRX. Investing activities are primarily fixed asset acquisitions were $1,388,000 in 1997 compared to $443,000 in 1996.

     On February 13, 1997, the Company entered into a Debenture Purchase Agreement and sold $4,250,000 aggregate principal amount of its Subordinated Convertible Debentures Due on February 13, 2002 to Sirrom Capital Corporation. The Debentures required interest at the rate of 11% per annum, payable quarterly commencing May 1, 1997. Fees in connection with the Debentures totaled $187,055. The Debentures were subordinated to certain other indebtedness of the Company. Subject to and upon compliance with certain provisions of the Agreement, the holder of the Debentures had the right, at its option, at anytime, to convert the principal amount of the Debenture, or any portion thereof, into shares of the Company's Voting Common Stock, par value $.001 per share at a conversion price (subject to adjustment under certain conditions) of $4.00 per share.

     The Company entered into an agreement on February 25, 1998 with Sirrom Capital. Pursuant to this agreement, the Company issued $2,500,000 of Series B Preferred Stock and $1,750,000 of 12% Subordinated Secured Debentures due February 13, 2002. The proceeds of this financing were used to repurchase $4,250,000 of 11% Subordinated Convertible Debentures due on February 13, 2002 described above. The Company issued 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance.

     The Company borrowed $1,280,000 from Sirrom Capital under a Loan and Security Agreement between the Registrant and Sirrom Capital dated February 25, 1998 ("Loan Agreement") and delivered its: (i) Secured Senior Subordinated Promissory Note in the principal amount of $1,000,000 with interest at 12% per annum maturing in February, 1999, the proceeds of which are to be used for working capital of the Company and (ii) Secured Senior Subordinated Promissory Note in the principal amount of $280,000 with interest at 12% per annum maturing in October, 2000, the proceeds of which were used to pay an equipment loan made to the Company by CIT. The Company issued 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable at any time during a five year period beginning on the date of issuance.

     In addition, the Company is exploring the possibility of other equity or debt financing.

CURRENT OUTLOOK

     The Vision product line was reintroduced in 1997. Vision development had been neglected by the previous owners and was behind technically with other comparable switches. The Company has invested in engineering resources to modernize the product line. The Company believes the significance of signing up a major Regional Bell Operating Company and additional distributors should contribute positively to sales for this product line during 1998. It also provides the Company and other distributors with the confidence that the Vision product has viability. It still requires investment in modernizing and integrating more exterior software products to enhance its computer telephony interface along with its ACD features.

     The Company's business in CENTRALINK 911 is also a very important market for the Vision switch. The Company believes this business will grow during 1998.

     The Remote Maintenance business continues to attract new customers. Once a customer purchases the Company's centralized software, continuing SEB sales can be expected. The Company invested in modernizing its original centralized software product IRIS, from a UNIX based product to a Windows NT based product. This should increase sales and a number of orders have already booked for IRISnGEN.

     As previously reported, the Dialer market has slowed down and this trend has continued. However, the Company has achieved BABT approval for our facility and are currently awaiting BABT approval for its Dialer product. Although the market in Europe and the rest of the world is not as significant as the original market in America, some product should be sold.

     The Company has focused on the two main telecommunications products, Vision and Remote Maintenance.

     Interactive Solutions, the Company's majority owned subsidiary, is continuing to develop the voice driven, multimedia, Pentium (Registered), wearable computer. Approximately eighty pre-production units were produced during 1997, the majority of which were used as development tools and are being evaluated by a number of customers. Production units of this product are now becoming available and have been FCC Part 15 approved. Beta trials with major customers are scheduled to commence in the second quarter of 1998.

     AT Supply was sold on March 6, 1998. Sales and net loss were $9,293,000 and $(608,000), respectively in 1997. The sale of this subsidiary will decrease sales and should increase net income in 1998. See Footnote 13 of the Consolidated Financial Statements.

     The Company is positioned to succeed in its markets and its goal is to return to profitability in 1998.

YEAR 2000

     The Company's administration computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to replace its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost for the purchase of new software is not expected to be material. To date, the Company has incurred minor expenses, primarily for assessment of the year 2000 issue and the development of a plan to purchase new software.

     The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that, with conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. If such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

     The Company is soliciting information from all of its significant suppliers and large customers in order to assess their plans for addressing year 2000 issues. Such parties should not have an adverse effect on their ability to interface with the Company's systems.

     The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:
                                                               Page

     Report of Independent Certified Public Accountants,
          Ernst & Young LLP                                      F-2
     Independent Auditor's Report - Millward & Co., CPAs         F-3
     Consolidated Balance Sheet - December 31, 1997              F-4
     Consolidated Statements of Operations for
          Years Ended December 31, 1997 and 1996                 F-5
     Consolidated Statements of Shareholders' Deficiency
          for the Years Ended December 31, 1997 and 1996         F-6
     Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1997 and 1996                 F-7/8
     Notes to consolidated Financial Statements                  F-9/21


ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING
AND FINANCIAL DISCLOSURE

     No disagreements with accountants in any accounting and financial disclosures occurred during the fiscal years ended December 31, 1996 and December 31, 1997. Accountants were changed during the fiscal year ended December 31, 1997 as previously disclosed and more fully described in the Form 8-K reports filed with the Securities and Exchange Commission on September 5, 1997.

                              PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

NAME                       AGE       POSITION

Ewen R. Cameron            45        Director, President, Chief Executive
                                     Officer and Assistant Secretary

Mark E. Scott              44        Vice President Finance, Secretary
                                     and Treasurer

William L. Hutchison       52        Executive Vice President, Chief
                                     Operating Officer

Peter G. Tuckerman         51        Vice President Product Management

Robert B. Ramey            40        Vice President
                                     Electronic Manufacturing

Norman R. Dobiesz          50        Director and Senior Vice President
                                     Business Development

Carl S. Levine             51        Director

Craig Macnab               42        Director
_______________

     The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

     EWEN R. CAMERON has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 25 years in the computer and telecommunications industry.

     MARK E. SCOTT, Vice President of Finance joined the Company in May, 1997. Prior to this, Mr. Scott held senior financial positions with Protel, Inc. from 1995 to 1997, Crystals International, Inc. from 1993 to 1995, RHM Holdings USA, Inc. from 1983 to 1993, Schoenfeld Industries from 1980 to 1983 and Arthur Andersen from 1976 to 1980. Mr. Scott received his Bachelor of Arts degree in Accounting from the University of Washington in 1976, his Washington CPA certification in 1977 and his Florida CPA certification in 1994.

     WILLIAM L. HUTCHISON, Executive Vice President of the
Company has been involved in the telecommunications industry for 29 years having held various outside plant and engineering positions with the Bell System and United Telephone Company. He was a Product Manager for Pulsecom Division of Harvey Hubbell, Inc., from 1970 to 1974 before leaving to form his own company, ComDev, Inc., where he worked from 1974 through 1985, which in 1990 was acquired by the Company. He served as President and CEO and was a founder of Voice Computer Technology from April 1984 through July 1990. He also served as Vice President of Marketing for Shared Resource Exchange from July 1989 through July 1992, Vice President of Marketing for Melita International July 1992 through December 1994, and Vice President for Computer Communications Systems from December 1994 through October 1996, both leaders in emerging computer-telephony integrated technology industries. Mr. Hutchison received an undergraduate degree from Texas Tech and holds an MBA from Emory University.

     PETER G. TUCKERMAN, Vice President Product Management, has been employed by the Company in various product management and research and development positions since 1978.

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

     NORMAN R. DOBIESZ has served as a Director of the Company since October 25, 1991 and is the Company's Senior Vice President, Business Development. Mr. Dobiesz has developed substantial financial and general management experience as a principal stockholder and executive of a group of privately held companies controlled by Mr. Dobiesz. Mr. Dobiesz is a principal stockholder of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information relating to the compensation received and to be received by certain persons who are presently, or were executive officers of the Company during the fiscal year ended December 31, 1997. As indicated below, no executive officers of the Company other than Ewen Cameron, William L. Hutchison, and Norman R. Dobiesz, received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 1997.

                       SUMMARY COMPENSATION
                                  Annual Compensation               Long Term Compensation
                              ---------------------------     ----------------------------------
                                                                   Awards               Payouts
                                                              -----------------------  ---------
                                                   Other                   Securities             All
                                                   Annual      Restricted  Underlying             Other
Name and                                           Compen-      Stock      Options/      LTIP     Compen-
Principal Position     Year   Salary       Bonus   sation <F1>  Awards     SARs(#)      Payouts   sation
==================     ====  ============  =====   ==========  ==========  ==========  ========   ========
Ewen R. Cameron        1997  $248,674 <F2> $---      ---        ---            ---       ---      ---
President & CEO        1996   248,272       ---      ---        ---        500,000       ---      ---
                       1995   226,551       ---      ---        ---         30,000       ---      ---

William L. Hutchison   1997  $175,300      $---      ---        ---         30,000       ---      ---
Executive Vice Presi-  1996    33,277       ---      ---        ---         20,000       ---      ---
dent & COO

Norman R. Dobiesz      1997  $248,674 <F2> $---      ---        ---            ---       ---      ---
Senior Vice President  1996   248,434       ---      ---        ---            ---       ---      ---
Business Development   1995   232,674       ---      ---        ---         30,000       ---      ---
_______________________________
<F>
(1)  Certain personal benefits that aggregate less than the ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained
     are not included.

(2) Does not include $25,000 earned and accrued by each of Messrs. Cameron and Dobiesz, but not paid during 1997.


EMPLOYMENT AGREEMENTS

     The Company entered into five (5) year employment agreements with Ewen Cameron, President, Chief Executive Officer and
Assistant Secretary, and Norman R. Dobiesz, Senior Vice
President, Business Development commencing January 1, 1995.  Mr.
Cameron's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July 1993.
Each employment agreement provides for a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either of the Company or the employee may terminate the employment agreements upon the occurrence of certain events. Mr. Cameron's employment agreement contains a covenant restricting him from competing for a period of two years after termination. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to one year's base salary.

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


     On May 1, 1997, the Company entered into a one (1) year employment agreement with Mark E. Scott, the Company's Vice
President Finance, Secretary and Treasurer. The employment agreement provides for an annual salary of $85,000 and is terminable prior to expiration of its stated term upon the occurrence of certain events. If Mr. Scott's employment agreement is terminated prior to its scheduled expiration without cause, Mr. Scott will be entitled to a severance equal to three
(3) month's salary.

1995 INCENTIVE STOCK OPTION PLAN

     The Company has adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-KSB there are approximately fifty employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective
May 16, 1995, was amended July 30, 1996 and will terminate August
8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

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

     During 1997, the Company issued options to purchase 50,000 shares to executive officers and options to purchase 74,000 shares to non-executive employees. During 1997 the Company cancelled options previously granted to executive officers to purchase 36,000 shares and non-executive employees to purchase
17,000 shares of common stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.


               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                        INDIVIDUAL GRANTS
                         Number of      % of Total
                        Securities      Options/SARs
                        Underlying      Granted to         Exercise
                       Options/SARs     Employees in       or Base           Expiration
Name                  Granted (#)<F1>   Fiscal Year <F1>   Price ($/Sh)         Date
==================    ===============   ===============    ============    =============
William L. Hutchison     20,000            16.13%            $2.00         July 15, 2002
________________________________
<F>
(1)  Represents options only.  No SARs have been granted.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES

                                                       Number of Securities
                                                       Underlying Unexercised     Value of Unexercised
                                                          Options/SARs at       In-the-Money Options/SARs
                                                           FY-Ended (#)              at FY-End ($)
                                                       ====================     =========================
                      Shares Acquired     Value           Exercisable/               Exercisable/
Name                  on Exercise (#)   Realized ($)      Unexercisable              Unexercisable
=================     ===============   ============   ====================     =========================
Ewen R. Cameron               0             0               12,000/18,000            $12,000/$18,000
                                                          100,000/400,000                      $0/$0 <F1>

Norman R. Dobiesz             0             0               12,000/18,000            $10,080/$15,120

William L. Hutchison          0             0                6,000/24,000                      $0/$0 <F2>
                                                                 0/20,000                 $0/$12,500
_________________
<F>
(1)  None of the options granted to Mr. Cameron in 1996 to
     purchase 500,000 shares were in-the-money at December 31,
     1997 because they are exercisable at $5.50 per share, a
     price greater than the fair market value of the Company's
     Common Stock on such date.

(2) None of these options granted to Mr. Hutchison in 1996 to purchase 30,000 shares were in-the-money at December 31, 1997 because they are exercisable at $3.50 per share, a price greater than the fair market value of the Company's
     Common Stock on such date.


DIRECTOR COMPENSATION

     On August 12, 1996 the Company adopted a policy to compensate members of its Board of Directors in the amount of $2,500 for each meeting and reimburse expenses for attending meetings of the Board or committees of the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-KSB, and by all directors and officers as a group as of March 20, 1998. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

                                                              Amount and
                                                              Nature of
Name of Beneficial                                            Beneficial      Percentage
Owner and Address                   Title of Class           Ownership <F1>   of Class <F1>
==================                ========================   ==============   =============
Norman R. Dobiesz <F2><F3><F4>    Common Stock                 1,432,097        41.9%
2150 Whitfield Industrial Way     Series A Preferred Stock       100,000        100%
Sarasota, Florida 34243

Carl S. Levine    <F2>            Common Stock                     2,240        <F5><F6>
1800 Northern Blvd.
Roslyn, New York 11576

Ewen R. Cameron   <F2><F4>        Common Stock                     3,360        <F5><F7>
2150 Whitfield Industrial Way
Sarasota, Florida 34243

William L. Hutchison <F4>         Common Stock                     5,000        <F5><F8>
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Craig Macnab <F2>                 Common Stock                         0        0
500 Church Street, Suite 200
Nashville, Tennessee 37219

Shared Resource Exchange <F9>     Common Stock                   650,000        19.0%
3480 Lotus Drive
Plano, Texas 75075

Sirrom Capital Corporation        Series B Preferred Stock        25,000        100%
500 Church Street, Suite 200
Nashville, Tennessee 37219

All Directors and Officers        Common Stock                 1,442,697        42.2%
as a Group (8 persons)
______________________________
<F>
(1)  Does not include (i) an aggregate of 377,000 shares of
     Common Stock which may be issued upon exercise of incentive stock options granted under the Company's 1995 Incentive
     Stock Option Plan and 4,000 shares of Common Stock which may be issued upon exercise of stock options granted to the
     Company's former President, (ii) possible issuance of up to
     1,000,000 shares of Common Stock in connection with the
     transfer to ISI of certain technology (See BUSINESS -
     GENERAL); OR (iii) possible issuance of up to 1,526,000
     shares of Common Stock subject to adjustment, which may be issued upon:  (a) conversion of the Series B Preferred
     Stock, and (b) the exercise of 890,000 Warrants issued to
     Sirrom Capital exercisable at a price of $2.75 per share,
     subject to adjustment.  See BUSINESS - GENERAL.

(2)  Director of the Company.

(3) Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,295,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., and 4,455 shares owned by virtue of 67% ownership of Whitfield
     Capital of Sarasota, Inc.  Excludes:  (i) 100,000 shares of
     Series A Preferred Stock owned by Mr. Dobiesz, and (ii)
     30,000 shares which may be issued upon exercise of incentive stock options by Mr. Dobiesz.

(4) Executive Officer of the Company named in Item 10 of this Report on Form 10-KSB.

(5)  Beneficially owns less than 1% of the Company's outstanding
     Common Stock.


(6) Does not include up to 50,000 shares which may be issued upon exercise of incentive stock options by Mr. Levine.

(7) Does not include up to 530,000 shares which may be issued upon exercise of incentive stock options by Mr. Cameron.

(8) Does not include up to 50,000 shares which may be issued upon exercise of incentive stock options by Mr. Hutchison.

(9) 120,000 shares are held in escrow to cover certain reimbursement and/or indemnity claims owed to the Company for the acquisition of SRX.
<F/>

Change of Control. The holders of the Series B Preferred Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Series B Preferred Stock shall be in arrears.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 1995 the Company entered into five (5) year employment agreements with Ewen Cameron, President & CEO, and Norman R. Dobiesz, Senior Vice President Business
Development.  See EXECUTIVE COMPENSATION - Employment Agreements.

     The Company has an outstanding note payable to an officer, which is payable on demand with interest accruing at 8% per annum. The balance at December 31, 1997 is $50,412.

     During the year ended December 31, 1996, the Company sold 100,000 shares of its $.001 par value Series A Preferred Stock to its Director and Senior Vice President of Business Development for $.25 per share for an aggregate consideration of $25,000. Such shares are restricted securities and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Additionally, each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Director voting control of the Company.

     A Director personally guaranteed the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for the personal guarantee. This amount was paid during 1995. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1997 was $205,308.

     A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $19,280 in 1997. In addition, the Company provided the company owned by the Director with technical services and was billed $87,232 in 1997.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

                                                               Page

     (1)  Financial Statements:

     Report of Independent Certified Public Accountants -
          Ernst & Young LLP                                    F-2
     Independent Auditor's Report - Millward & Co., CPAs       F-3
     Consolidated Balance Sheet - December 31, 1997            F-4
     Consolidated Statements of Operations for
          Years Ended December 31, 1997 and 1996               F-5
     Consolidated Statements of Shareholders' Deficiency
          for the Years Ended December 31, 1997 and 1996       F-6
     Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1997 and 1996               F-7/8
     Notes to Consolidated Financial statements                F-9/21

(b)  Reports on Form 8-K:

     No Reports on Form 8-K were filed during the fourth quarter of fiscal year ended
     December 31, 1997.

(c)  Exhibits:

3.1     Restated Certificate of Incorporation of Registrant, as amended. . (a)
3.2     By-Laws of the Registrant, as amended. . . . . . . . . . . . . . . (b)
3.3     Certificate of Designations of Preference of Series A
        Preferred Stock of Teltronics, Inc. filed with the Delaware
        Secretary of State on August 19, 1996 . . . . . . . . . . . . . . .(m)
3.4     Certificate of Designations Establishing Series of Shares
        and Articles of Amendment of Teltronics, Inc., filed with
        the Delaware Secretary of State on February 24, 1998  . . . . . . .(q)
3.5     Amended Designation of Teltronics, Inc. filed with the
        Delaware Secretary of State on February 25, 1998. . . . . . . . . .(q)
10.127  Amended and Restated Employment Agreement between the
        Company and Ewen Cameron dated January 1, 1995  . . . . . . . . . .(c)
10.128  Employment Agreement between the Company and Norman R.
        Dobiesz dated January 1, 1995 . . . . . . . . . . . . . . . . . . .(c)
10.132  Teltronics Employee Stock Payment Plan, as amended
        dated November 12, 1993 . . . . . . . . . . . . . . . . . . . . . .(c)
10.135  Subscription Agreement between the Company and W&D
        Consultants, Inc. dated May 11, 1995  . . . . . . . . . . . . . . .(c)
10.136  Specimen of Stock Option Agreement. . . . . . . . . . . . . . . . .(d)
10.137  Teltronics, Inc. 1995 Incentive Stock Option Plan. . . .  . . . . .(e)
10.138  Promissory Note between Barnett Bank of Manatee County,
        N.A. and Teltronics, Inc. dated July 7, 1995. . . . . . . . . . . .(f)
10.139  Purchase Agreement between SR Comms Management Ltd., and Teltronics, Inc. dated October 2, 1995. . . . . . . . . . . . .(f)
10.142  Memorandum of Agreement covering Technology Transfer dated March 11, 1996  . . . . . . . . . . . . . . . . . . . . . . .(g)
10.143  Line Note #1 dated November 7, 1995 payable in the
        maximum aggregate amount of $100,000 by AT Supply, Inc.
        to TTG Acquisition Corp. . . . . . . . . . . . . . . . . . . . . . (g)
10.144  Line Note #2 dated November 29, 1995 payable in the
        maximum aggregate amount of $100,000 by AT Supply, Inc.
        to TTG Acquisition Corp. . . . . . . . . . . . . . . . . . . . . . (g)
10.145  Amended Loan and Security Agreement dated December 29,
        1995 by and among The Cit Group/Credit Finance, the Company and AT Supply, Inc. . . . . . . . . . . . . . . . . . . . . . . . .(g)

10.146  Agreement of Sale dated as of March 27, 1996 among ISL,
        Inc., Interactive Solutions, LLC, Bruce W. Hanks, Kevin
        Rogers and Michael Jonas. . . . . . . . . . . . . . . . . . . . . .(i)
10.147  Amendment to Agreement of Sale dated April 18, 1996
        among ISL, Inc., Interactive Solutions, LLC, Bruce W.
        Hanks, Kevin Rogers and Michael Jonas . . . . . . . . . . . . . . .(j)
10.148  Amendment to Loan and Security Agreement dated December
        29, 1995 between The CIT Group/Credit Finance, AT Supply,
        Inc. and Teltronics, Inc. dated May 14, 1996. . . . . . . . . . . .(k)
10.149  Promissory Note between Barnett Bank of Manatee County,
        N.A. and Teltronics, Inc. dated April 22, 1996. . . . . . . . . . .(k)
10.150  Stock Option Agreement dated as of October 15, 1996
        among Teltronics, Inc. and certain parties. . . . . . . . . . . . .(l)
10.151  Term Note dated September 20, 1996 in the principal
        amount of $490,423 delivered to Solectron Texas, L.P. . . . . . . .(l)
10.152  Secured Promissory Note dated October 18, 1996 in the principal amount of $616,300 delivered to The CIT Group/Credit
        Finance, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .(l)
10.153  Agreement of Sale dated September 19, 1996 by and among
        Shared Resource Exchange, Inc., Teltronics/SRX, Inc. and
        Teltronics, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . (m)
10.154  Escrow Agreement made and entered into September 19,
        1996 by and among Shared Resource Exchange, Inc.,
        Teltronics/SRX, Inc.,Teltronics, Inc. and Sevin Rosen
        Bayless Management Company . . . . . . . .. . . . . . . . . . . . .(m)
10.155  Registration Rights Agreement among Shared Resource
        Exchange, Inc., Teltronics, Inc. and certain parties
        dated as of September 19, 1996. . . . . . . . . . . . . . . . . . .(m)
10.156  Debenture Purchase Agreement of Sirrom Capital
        Corporation and Teltronics, Inc. dated February 11, 1997 . .. . . .(n)
10.157  11% Subordinated Convertible Debenture Due February 13,
        2002, issued by Teltronics, Inc. to Sirrom Capital Corporation. . .(n)
10.158  Ninth Amendment to Loan and Security Agreement and
        First Note Modification Agreement dated July 23, 1997
        between The CIT Group/Credit Finance, Inc. and Teltronics,
        Inc., AT Supply, Inc. and Interactive Solutions, Inc. . . . . . . .(o)
10.159  Tenth Amendment to Loan and Security Agreement dated
        January 16, 1998 between The CIT Group/Credit Finance,
        Inc., Teltronics, Inc., AT Supply, Inc. and Interactive
        Solutions, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .(p)
10.160  Eleventh Amendment to Loan and Security Agreement dated
        February 25, 1998 between The CIT Group/Credit Finance,
        Inc., Teltronics, Inc., AT Supply, Inc. and Interactive
        Solutions, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .(p)
10.161  Preferred Stock Purchase Agreement between Sirrom
        Capital Corporation (d/b/a Tandem Capital) and Teltronics,
        Inc. dated February 25, 1998. . . . . . . . . . . . . . . . . . . .(q)
10.162  Debenture Purchase Agreement between Sirrom Capital
        Corporation, d/b/a Tandem Capital and Teltronics, Inc.
        dated February 25, 1998. . . . . . . . . . . . . . . . . . . . . . (q)
10.163  12% Subordinated Secured Debenture Due February 13, 2002
        issued by Teltronics, Inc. to Sirrom Capital Corporation . . . . ..(q)
10.164  Loan and Security Agreement between Sirrom Capital
        Corporation and Teltronics, Inc. and its Subsidiaries
        dated February 25, 1998. . . . . . . . . . . . . . . . . . . . . . (q)
10.165  Secured Senior Subordinated Promissory Note of
        Teltronics, Inc. in the principal amount of $1,000,000
        dated February 28, 1998 delivered to Sirrom
        Capital Corporation . . . . . . . . . . . . . . . . . . . . . . . .(q)
10.166  Secured Senior Promissory Note of Teltronics, Inc. in
        the principal amount of $280,000 dated February 26, 1998
        delivered to Sirrom Capital Corporation . . . . . . . . . . . . . .(q)
10.167  Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom
        Capital Corporation dated February 26, 1998 . . . . . . . . . . . .(q)
10.168  Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom
        Capital Corporation dated February 26, 1998 . . . . . . . . . . . .(q)
10.169  Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation . . . . . .(q)
10.170  Agreement of Sale dated March 5, 1998 between AT
        Supply, Inc. and AT2 Communications, Incorporated . . . . . . . . .(r)

16.1    Letter regarding change in certifying accountant from
        James Moore & Company to the SEC dated January 3, 1995. . . . . . .(c)
16.2    Letter regarding change in certifying accountant from KPMG
        Peat Marwick LLP to the SEC dated February 28, 1995 . . . . . . . .(c)
21.1    List of Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . .(p)
27      Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . .(p)
________________
(a) Filed as an Exhibit to Teltronics' Definitive Proxy Statement filed June 24, 1996.
(b) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(c) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(d) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1995.
(e) Filed as an Exhibit to Teltronics' Definitive Proxy Statement filed July 12, 1995.
(f) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended September 30, 1995.
(g) Filed as an Exhibit to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(h)   Filed at Page F-2 of the Financial Statements filed pursuant to
      Item 7 of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(i)   Filed as an Exhibit to Teltronics' Form 8-K filed April 5, 1996.
(j)   Filed as an Exhibit to Teltronics' Form 8-K/A-1 filed April 25, 1996.
(k) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1996.
(l) Filed as an Exhibit to Teltronics's Report on Form 10-QSB for the three month period ended September 30, 1996.
(m)   Filed as an Exhibit to Teltronics' Form 8-K filed October 4, 1996.
(n)   Filed as an Exhibit to Teltronics' Form 8-K filed February 27, 1997.
(o) Filed as an Exhibit to Teltronics' Report on Form 10-QSB for the six month period ended June 30, 1997.
(p) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(q)   Filed as an Exhibit to Teltronics' Form 8-K filed March 6, 1998.
(r)   Filed as an Exhibit to Teltronics' Form 8-K filed March 19, 1998.

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TELTRONICS, INC.

Dated:    March 27, 1998           By:   Ewen R. Cameron
                                         President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

      SIGNATURES                      TITLE                   DATE

Ewen R. Cameron               Director, President and      March 27, 1998
                              Chief Executive Officer

Mark E. Scott                 Vice President Finance,      March 27, 1998
                              Secretary & Secretary

Norman R. Dobiesz             Director                     March 27, 1998

Carl S. Levine                Director                     March 27, 1998

Craig Macnab                  Director                     March 27, 1998

               TELTRONICS, INC. AND SUBSIDIARIES


               CONSOLIDATED FINANCIAL STATEMENTS

              For the Year Ended December 31, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Teltronics, Inc.



We have audited the accompanying consolidated balance sheet of Teltronics, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                              /s/ Ernst & Young LLP


Tampa, Florida
March 20, 1998

To the Board of Directors and Shareholders of Teltronics, Inc.





                   INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Teltronics, Inc. and Subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of consolidated operations and consolidated cash flows of Teltronics, Inc. and Subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.





/s/ Millward & Co., CPAs
Fort Lauderdale, Florida
March 13, 1997

               TELTRONICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       December 31, 1997

                             ASSETS


CURRENT ASSETS:
  Cash                                                    $    435,538
  Accounts receivable, net of allowance
     for doubtful accounts of $679,927                       4,823,382
  Inventories                                                6,149,307
  Prepaid expenses and other current assets                    615,743
                                                          ------------
     Total current assets                                   12,023,970
                                                          ------------
PROPERTY AND EQUIPMENT, NET                                  3,666,881
                                                          ------------
OTHER ASSETS                                                   361,913
                                                          ------------
     Total assets                                         $ 16,052,764
                                                          ============
             LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt                       $  4,763,835
  Current portion of capital lease obligations                 159,215
  Accounts payable                                           5,610,101
  Accrued expenses and other current liabilities             1,541,228
                                                          ------------
     Total current liabilities                              12,074,379
                                                          ------------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion                     4,607,576
  Capital lease obligations, net of
     current portion                                            82,655
                                                          ------------
     Total long-term liabilities                             4,690,231
                                                          ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Common stock, $.001 par, 40,000,000
     shares authorized, 3,866,013
     issued and outstanding                                      3,867
  Non-voting common stock, $.001 par,
     5,000,000 shares authorized,
     zero shares issued and outstanding                              0
  Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     100,000 shares issued and outstanding                         100
  Additional paid-in-capital                                14,434,772
  Accumulated deficit                                      (13,959,085)
  Unpaid shares issued pursuant to
     Employee Stock Payment Plan                            (1,191,500)
                                                          ------------
     Total shareholders' deficiency                           (711,846)
                                                          ------------
  Total liabilities and shareholders' deficiency          $ 16,052,764
                                                          ============

             The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years Ended December 31,
                                               ------------------------------
                                                   1997               1996
                                               ------------      ------------

NET SALES                                      $ 34,673,407      $ 28,878,016
                                               ------------      ------------
COSTS AND EXPENSES:
 Cost of goods sold                              23,647,743        19,518,540
 General and administrative                       4,872,743         5,138,491
 Selling                                          4,809,949         4,872,353
 Research and development                         2,428,234         1,390,919
                                               ------------      ------------
                                                 35,758,669        30,920,303
                                               ------------      ------------
Loss from operations                             (1,085,262)       (2,042,287)
                                               ------------      ------------
OTHER INCOME (EXPENSE):
 Interest                                        (1,110,530)         (547,743)
 Financing                                         (135,793)          (42,250)
 Litigation costs                                  (189,645)         (323,094)
 Other                                               33,850             9,703
                                               ------------      ------------
                                                 (1,402,118)         (903,384)
                                               ------------      ------------
Loss before provision for income taxes           (2,487,380)       (2,945,671)

Provision for income taxes                                0                 0
                                               ------------      ------------
NET LOSS                                       $ (2,487,380)     $ (2,945,671)
                                               ============      ============

NET LOSS PER SHARE (BASIC AND DILUTED)         $       (.74)     $      (1.05)
                                               ============      ============

Average number of common shares outstanding       3,382,223         2,817,586
                                               ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.


                            TELTRONICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     For the Years Ended December 31, 1997 and 1996

                                                                                                     UNPAID
                                                                                                    EMPLOYEE
                                 COMMON STOCK      PREFERRED STOCK    ADDITIONAL                      STOCK
                              ------------------   ---------------      PAID-IN    (ACCUMULATED      PAYMENT
                               SHARES     AMOUNT   SHARES   AMOUNT      CAPITAL      DEFICIT)      PLAN SHARES       TOTAL
                              ---------   ------   -------  ------   -----------   ------------    -------------   ----------

Balance, December 31, 1995    2,610,168   $2,611         0   $  0     $10,861,593   $ (8,526,034)    $         0   $2,338,170

Shares issued for               750,000      750         0      0       2,286,750              0               0    2,287,500
acquisition of net assets
of Shared Resource
Exchange, Inc.

Issuance of stock on              4,000        4         0      0           6,496              0               0        6,500
exercise of options

Issuance  of stock on             1,845        2         0      0           5,533              0               0        5,535
exercise of warrants

Issuance of Series A                  0        0   100,000    100          24,900              0               0       25,000
Preferred Stock

Net loss                              0        0         0      0               0     (2,945,671)              0   (2,945,671)
                              ---------   ------   -------   ----     -----------   ------------     -----------   ----------
Balance, December 31, 1996    3,366,013   $3,367    100,000  $100     $13,185,272   $(11,471,705)    $         0   $1,717,034

Shares issued pursuant to       500,000      500          0     0       1,249,500              0      (1,191,500)      58,500
Employee Stock Payment Plan

Net loss                              0        0          0     0               0     (2,487,380)              0   (2,487,380)
                              ---------   ------    -------  ----     -----------   ------------     -----------   ----------
Balance, December 31, 1997    3,866,013   $3,867    100,000  $100     $14,434,772   $(13,959,085)    $(1,191,500)   $(711,846)
                              =========   ======    =======  ====     ===========   ============     ===========   ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                   TELTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Years Ended December 31,
                                                  ---------------------------
                                                      1997           1996
                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (2,487,380)  $ (2,945,671)
  Adjustments to reconcile net loss
     to net cash flows used in
     operating activities:
       Bad debt expense                                590,078         60,011
       Provision for obsolete inventory                528,389              0
       Depreciation                                    628,485        789,981
       Amortization of intangibles                           0        161,528

  Changes in operating assets and liabilities:
     Accounts receivable                               284,021     (2,316,761)
     Inventories                                       964,509     (1,755,165)
     Prepaid expenses and other current assets         (86,817)      (335,821)
     Accounts payable                               (2,711,775)     4,733,607
     Accrued expenses and other liabilities           (131,046)       138,532
                                                  ------------   ------------
Net cash flows used in operating activities         (2,421,536)    (1,469,759)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment             (1,387,627)      (442,829)
  Other assets                                          34,610        (83,280)
  Cash received in acquisition of Shared
    Resource Exchange, Inc. net assets                       0        195,917
                                                  ------------   ------------
Net cash flows used in investing activities         (1,353,017)      (330,192)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in cash overdraft                         (25,180)        25,180
  Net proceeds from line of credit                     255,781      1,909,067
  Debenture proceeds                                 4,250,000              0
  Principle repayments of loans, notes and leases     (353,135)      (411,585)
  Net proceeds from sale of common stock and
    preferred stock                                     82,625         12,035
  Proceeds from sale of preferred stock                      0            875
                                                  ------------   ------------
Net cash flows from financing activities             4,210,091      1,535,572
                                                  ------------   ------------
Net increase (decrease) in cash
  and cash equivalents                                 435,538       (264,379)

Cash and cash equivalents - beginning of year                0        264,379
                                                  ------------   ------------
Cash and cash equivalents - end of year           $    435,538   $          0
                                                  ============   ============

                 The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                   Years Ended December 31,
                                                -----------------------------
                                                     1997            1996
                                                ------------     ------------
SUPPLEMENTAL NONCASH FINANCING
AND INVESTING ACTIVITIES:

  Issuance of common stock for Purchase of net
    assets of Shared Resource Exchange, Inc.    $          0     $  2,287,500
                                                ============     ============
  Purchase of equipment under capital lease     $    183,914     $    305,382
                                                ============     ============
  Subscription receivable for issuance of
    Preferred Stock                             $          0     $     24,125
                                                ============     ============

SUPPLEMENTAL DISCLOSURES:

  Interest paid                                 $  1,017,757     $    583,802
                                                ============     ============







                The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1997 and 1996


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

AT Supply, Inc. ("AT Supply") is engaged in the distribution of products relating to the telecommunications industry.

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

For the year ended December 31, 1997, losses applicable to the 20% minority interest of AT Supply and the 15% minority interest of ISI exceeded the minority interest in the equity capital of such companies and the losses accordingly, are included in the determination of net income. However, to the extent of future earnings, if any, the Company shall be credited to the extent of such losses that were previously absorbed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For the purpose of the consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1997 and 1996, the Company did not hold any cash equivalents.

CONCENTRATION OF CREDIT RISK - The Company's largest customer was 13% and 6% of sales in 1997 and 1996, respectively. No other single customer accounted for more than 10% of the Company's sales in 1997 or 1996. The Company's principal customers includes Regional Bell Operating Companies, independent telephone companies and alternative service providers located throughout the United States.

INVENTORIES - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives (three to ten years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance, repairs and minor renewals are charged to expense as incurred while expenditures that materially increase values, change capacities, or extend useful lives are capitalized.

INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that
includes the enactment date.   Deferred tax assets are reduced to
estimated amounts to be realized by use of a valuation allowance.

LOSS PER SHARE - Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented. Common stock equivalents outstanding during each period presented were anti-dilutive and therefore not included in the calculation of dilutive loss per share.

In 1997, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

REVENUE RECOGNITION - Revenues from product sales are recognized when the product is shipped. Revenue from software development contracts are recognized upon delivery of software product to customer. Revenue from software maintenance contracts is deferred and recognized ratably over the contract period and other service revenues are recognized upon performance.

RESEARCH AND DEVELOPMENT - Company sponsored research and development costs are expensed as incurred.

STOCK BASED COMPENSATION - The Company accounts for its stock based compensation under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and presents disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") ACCOUNTING FOR STOCK-BASED COMPENSATION.

WARRANTY - The Company provides currently for the estimated cost which may be incurred under product warranties. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year's presentation.

RECENT ISSUED ACCOUNTING STANDARDS - In June, 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). This supersedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of this Standard.

In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, which changes the requirements for revenue recognition effective for transactions that the company will enter into beginning January 1, 1998. Management believes adoption of SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

NOTE 3 - ACQUISITIONS

On April 18, 1996, Interactive Solutions, Inc. ("ISI"), a Delaware corporation formed by the Company and an 85% owned subsidiary of the Company, acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company and its three members (the "Members") pursuant to an Agreement of Sale dated March 27, 1996. Pursuant to the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a small, self-contained, voice activated, portable, Pentium processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement. Teltronics assumed certain indebtedness of Interactive and its Members and provided for future issuance of up to 1,000,000 shares of the Company's Non-Voting Common Stock (the "NVC Shares"), upon the satisfaction of certain conditions, including the award of significant contracts ("Contract") to ISI utilizing the Technology. The NVC Shares, if issued, would be convertible at the option of the holders on a one to one basis into shares of the Voting Common Stock of the Company and would be subject to several conditions, including an escrow to secure certain indemnification obligations of Interactive and its Members. There can be no assurance that a Contract will be awarded or, if awarded, that the Contract will contain the terms and conditions required to obligate ISI to deliver any or all of
the NVC Shares.   The remaining 15% ownership of ISI is held by
two officers and a Director of the Company. At December 31, 1997, ISI had a deficiency in assets.

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

The following are the net assets acquired:

     Current assets primarily inventory                     $ 3,060,117
     Property and equipment                                   1,075,000
     Accounts payable and other liabilities                  (1,847,617)
                                                            -----------
                                                            $ 2,287,500
                                                            ===========

The following unaudited pro forma information for the year ended December 31, 1996 have been prepared to reflect the acquisition of Shared Resource Exchange, Inc. as if it had occurred on January 1, 1996. The pro forma financial information set forth below is unaudited and not necessarily indicative of the results that would actually have occurred if the transactions had been consummated as of that date or the results which may be obtained in the future.

                                                                1996
                                                            ------------
     Net revenues                                           $ 34,500,042
     Net loss                                               $ (4,538,642)
     Net loss per common share                              $      (1.61)

The Company entered into an Escrow Agreement under which 120,000 of the shares issued to the seller have been placed in escrow until the first full year of results are completed and reported. The purpose of the escrowed shares was to cover certain reimbursement and/or indemnification rights of the Company.

NOTE 4 - INVENTORIES

The major classes of inventories at December 31, 1997, are as follows:

     Raw materials                                          $ 2,368,547
     Work-in-progress                                           789,227
     Finished goods                                           2,991,533
                                                            -----------
                                                            $ 6,149,307
                                                            ===========

NOTE 5 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December
31, 1997, are as follows:

     Machinery and equipment                                $ 2,465,261
     Furniture and fixtures                                   2,450,836
     Equipment under capital lease                            1,792,551
     Leasehold improvements                                     293,123
                                                            -----------
                                                              7,001,771
     Accumulated depreciation                                (3,334,890)
                                                            -----------
                                                            $ 3,666,881
                                                            ===========

NOTE 6 - DEBT

Debt at December 31, 1997 consists of the following:

Bank line of credit - On August 1, 1997, the
Company's principal lender, The CIT Group/Credit
Finance, Inc. ("CIT") entered into a Ninth
Amendment to the Company's Line of Credit
Facility and Term Loan.  The Amendment reduced
the interest rate from 2.5% to 2.0% above prime
rate, increased maximum availability from
$4,950,000 to $7,000,000, increased the
prepayment penalty for any payment prior to
October 28, 1998 from 1% to 1.5%, extended the
Initial Term to October 28, 2000, and added ISI
as a co-borrower on the Line of Credit Facility
and Term Loan.  Substantially all of the
Company's present and future assets are pledged
as collateral with borrowings limited to certain
gross availability formulas based on accounts
receivable and inventory as defined in the
agreement.  The facility provides for minimum
loan fees, unused line fees and renewal term
fees.  The outstanding borrowings are classified
as a current liability.  During 1997, the Company
incurred minimum loan fees of $75,000.  A
director of the Company has personally guaranteed
a portion of the facility.  At December 31, 1997,
the Company had $2,246,249 available pursuant to
this facility.  The availability of this unused
line of credit is restricted based on the
availability formulas above.                                 $ 4,463,451

11% Subordinated Convertible Debentures payable
in quarterly interest payments only and due
February, 2002.  The Debentures are subordinated
to certain other indebtedness of the Company.                  4,250,000

Term loan agreement, as described above, payable
in monthly principal installments of $10,200 and
due October 1, 2000.  Interest is payable monthly
at 2% above the prime rate:  Collateralized by
substantially all the assets of the Company.                     290,300

Note payable - bank, due in monthly installments
of $3,816 of principal plus interest at prime
plus 1% with a final balloon payment due April
1999.                                                            185,058

Note payable - bank, due in monthly installments
of $7,323 including interest at 10.5% per annum
with a final payment due October, 1998.
Collateralized by production equipment.                           69,159

Notes payable - officer, payable upon demand with
interest accruing at 8% per annum.                                50,412

Note payable - bank, due in monthly installments
of $6,760 including interest at 14% per annum
with a final payment due July 1998.
Collateralized by production equipment.                           44,374

Unsecured note payable to insurance company in
monthly installments of $2,158, including
interest at 9.75% per annum with a final payment
due in  September, 1998.                                          18,657
                                                            ------------
                                                               9,371,411
Less current portion                                           4,763,835
                                                            ------------
Long-term portion                                           $  4,607,576
                                                            ============

Future maturities of note principal are as follows:

Year Ending December 31,

      1998                                                  $  4,763,835
      1999                                                       312,076
      2000                                                        45,500
      2001                                                             0
      2002                                                     4,250,000
                                                            ------------
                                                            $  9,371,411
                                                            ============

The covenants in the Loan And Security Agreement with CIT restrict certain sales of assets; mergers and acquisitions;
borrowings and guarantees; dividends and redemptions; creation of liens; and transactions with affiliates.

The covenants in the Debenture Purchase Agreement for the Subordinated Convertible Debentures restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Leased assets include office equipment and machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as property and equipment
under capital lease obligations.   Interest on these obligations
range from approximately 6% to 11%.

At December 31, 1997, leased property under capital leases consists of the following:

     Machinery and equipment cost                            $ 1,792,551
     Less: accumulated depreciation                           (1,011,049)
                                                             -----------
     Net book value                                          $   781,502
                                                             ===========

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 1997 are as follows:

     Fiscal Year                                                  Amount
     -----------                                              ----------
     1998                                                     $  173,805
     1999                                                         65,050
     2000                                                         22,568
                                                              ----------
Total minimum lease payments                                     261,423
     Less: amount representing interest                          (19,553)
                                                              ----------
Present value of minimum lease payments                          241,870
     Less:  current portion                                     (159,215)
                                                              ----------
Long-term capital lease obligations                           $   82,655
                                                              ==========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of long-term debt is assumed to approximate fair value because there have not been any significant changes in market conditions or specific circumstances since the instruments were recorded at fair value.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS - The Company entered into five year employment agreements with the Company's President and CEO and its Senior Vice President of Business Development commencing January 1, 1995. The President's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July 1993. Each employment agreement established a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. The President's employment agreement contains covenants restricting the employee from competing for a period of two years after termination of the agreement. If the Company terminated either of the President or Senior Vice President, the terminated employee would be entitled to severance equal to one year's base salary. In addition, the employees are eligible to participate in any stock option plan that may be adopted by the Company.

The Company's 80% owned subsidiary entered into three year employment agreements with the subsidiary's President and Vice President of Sales and Marketing commencing October 23, 1995. Each employment agreement established a base annual salary of $80,000 and issuance of the subsidiary's voting common stock which at the time represents ten percent (10%) of the outstanding common stock of the subsidiary. Either the subsidiary or the employee may terminate the employment agreement upon the occurrence of certain events. In addition, the employees are eligible to participate in any incentive compensation plan established for key salaried employees of the subsidiary based upon net profits of the subsidiary.

The Company entered into a three year employment agreement with its Executive Vice President and Chief Operating Officer commencing October 14, 1996. The agreement provides for an annual salary of $180,000 and is terminable prior to expiration upon the occurrence of certain events.

(B) OPERATING LEASES - The Company leases its manufacturing facilities, including land and building, under a 15 year operating lease expiring August 31, 2005.

The terms of the lease provide the Company with an option at any time during the lease term to purchase the property at the greater of its fair market value or $4,320,000. The Company has the option to renew the lease for up to two additional five-year periods. The Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The lease provides for an adjustment in the annual rent based on changes in the Consumer Price Index, limited to a minimum of the prior year's rent and a maximum of 6%.

The Company also leases various equipment under operating leases expiring in one to two years.

Future minimum lease payments for all noncancellable operating leases are as follows:

Year Ending December 31,

     1998                                                  $  793,852
     1999                                                     733,235
     2000                                                     701,005
     2001                                                     698,023
     2002                                                     606,390
     Thereafter                                             1,610,341
                                                           ----------
                                                           $5,142,846
                                                           ==========

Rental expense for operating leases totaled approximately
$637,000 for the years ended December 31, 1997 and 1996.

(C) LEGAL PROCEEDINGS - On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit Court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and a former majority owned subsidiary of the Company, seeking damages in connection with a 1993 sale of shares of the former subsidiary. The complaint, which seeks rescission, damages in excess of $15,000, as well as costs and attorneys fees, was dismissed on February 9, 1996 without prejudice. The complaint was subsequently refiled and discovery in the action has commenced. Although the complaint does not set forth precisely the damages sought by Commstar, the complaint alleges that Commstar agreed to pay $600,000 for the shares of the former subsidiary and that Commstar owed the Company approximately $98,700.

On or about November 12, 1997 an action was commenced against the Company by a former employee ("Plaintiff") seeking damages exceeding $50,000 and injunctive relief, arising out of alleged violations of the Americans With Disabilities Act, The Family Medical Leave Act, and The Florida Human Rights Act. An answer was served by the Company in December, 1997 denying liability and asserting various affirmative defenses. A Reply to Affirmative Defenses was served by the Plaintiff in December, 1997. Discovery has not yet commenced.

On January 28, 1998, an action was commenced against the Company by Kelley Drye & Warren, LLP seeking approximately $172,000 for legal fees incurred by Shared Resource Exchange, Inc. ("SRX") in connection with the sale of substantially all of its assets to the Company in September, 1996. The Plaintiff claims that the Company agreed to pay all of its fees under the Agreement of Sale entered into between SRX and the Company on September 20, 1996.

Management believes that none of the above legal cases will materially affect the Company's consolidated financial position or results of operation.


NOTE 10 - SHAREHOLDERS' DEFICIENCY

The total number of shares of all classes of capital stock which the Company has the authority to issue is 50,000,000 shares divided into three classes of which 5,000,000 shares, par value $.001 per share are designated Preferred stock, 40,000,000 shares, par value $.001 per share are designated Common stock and 5,000,000 shares, par value $.001 per share, are designated Non-Voting Common stock.

(A)    COMMON STOCK - On May 15, 1997, the Company issued
500,000 shares of its Common Stock registered on Form S-8 to an escrow agent for the benefit of its employees for future services under the Company's Employee Stock Payment Plan in an aggregate amount of $1,250,000. The shares were held under an Escrow Agreement. As the shares were sold, proceeds are placed in an escrow account and used to fund the Company's payroll. During 1997, $58,500 was received from the Escrow Agent. As of December 31, 1997, the Company recorded the $1,191,500 as a reduction in shareholders' deficiency. The shares were issued at the fair market value and no expense was recorded under this arrangement. On February 16, 1998, the remaining 450,500 shares were cancelled.

(B) INCENTIVE STOCK OPTION PLAN - The Company has adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorized the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan will terminate August 8, 2005 unless terminated earlier by the Board of Directors or extended by the Board with approval of the stockholders.

The Plan authorizes the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended and are limited to 1,250,000 shares of the Company's common stock. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.


The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 1997:

                                 Outstanding                 Exercisable
                             ----------------------     --------------------
                               Weighted Average
                             ----------------------                 Weighted
                                        Remaining                   Average
  Exercise                   Exercise   Contractual                 Exercise
  Price Range      Shares    Price      Life            Shares      Price
============================================================================

  $1.63 - $2.45    254,000    $1.81      8.4            140,000     $1.66
  $3.00 - $4.50     67,000     3.49      8.6             59,000      3.50
  $5.50 - $5.50    550,000     5.50      8.5            550,000      5.50
                   -------               ---            -------
                   871,000               8.5            749,000
                   =======               ===            =======

The per share weighted average fair value of options granted during the years ended December 31, 1997 and 1996 were $1.57 and $3.94, respectively.

All options were granted at not less than the fair market value at date of grant. All grants outstanding May 16, 1995 expire May 15, 2005. All other options are exercisable over a ten-year period from the date of grant unless employment is terminated. Options totaling 375,000 shares were available for grant at December 31, 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below.

Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

                                                    1997            1996
                                                ------------    ------------
Risk-free interest rates                               5.76%           6.66%

Weighted average expected life of the options      5.0 years       5.0 years

Volatility factor of the expected market price
of the Company's Common Stock                            95%             94%

Dividend yield                                          None            None

Loss as reported                                $(2,487,380)    $(2,945,671)

Pro forma net loss                              $(4,093,380)    $(4,350,671)


Pro forma net loss per share:

Basic and diluted                                    $(1.21)         $(1.54)

Weighted average exercise prices for option activity:

                                            1997                1996
                                    --------------------  -------------------
                                               Weighted-             Weighted-
                                               Average               Average
                                               Exercise              Exercise
                                     Options   Price       Options   Price
                                     -------   ---------   -------   ---------
Outstanding - beginning of year      800,000   $4.54       210,000   $1.63

Granted at exercise price equal
to market price                      124,000    2.09       644,000    5.24

Exercised                                  0     .00        (4,000)   1.63

Forfeited                            (53,000)   3.23       (50,000)   1.63

Expired                                    0     .00             0     .00
                                     -------   -----       -------   -----
Balance - end of year                871,000   $4.27       800,000   $4.54
                                     =======   =====       =======   =====
Exercisable at end of year           749,000   $4.62       156,000   $1.66
                                     =======   =====       =======   =====

The pro forma information is based on options granted which varies from year-to-year and is not necessarily indicative of pro forma information for future periods.

(C) EMPLOYEE STOCK PAYMENT PLAN - The Employee Stock Payment Plan was established for the purpose of issuance of shares to participants for full payment of wages and/or benefits for services rendered or to be rendered as employees of the Company. Such Employee Stock Payment Plan has been registered on Form S-8. At December 31, 1997, 211,100 shares were reserved for possible future issuance under the Employee Plan. On February 16, 1998, the Company cancelled the remaining 211,100 shares.

(D) CONSULTANT STOCK PAYMENT PLAN - The Company reserved an aggregate of 440,000 shares of its common stock for possible issuance under a Consultant Stock Payment Plan ("Consultant Plan") established for the purpose of issuance of shares to consultants in full satisfaction of compensation and/or expenses for services rendered or to be rendered as consultants to the Company. Such Plan has registered its shares pursuant to a Form S-8. As of December 31, 1997, 105,000 shares were reserved for possible future issuance to consultants. On February 16, 1998, the Company cancelled the remaining 105,000 shares.

(E)    PREFERRED STOCK - During the year ended December 31,
1996, the Company sold 100,000 shares of its $.001 par value Series A Preferred Stock to its Director and Senior Vice President of Business Development for $.25 per share for an aggregate consideration of $25,000. Such shares are restricted securities and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Additionally, each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company. At December 31, 1996, the Company recorded a subscription receivable of $24,125, which was subsequently collected.

NOTE 11 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties:

(A) PREPAID LEASE GUARANTEE - A Director personally guaranteed the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for the personal guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1997, was $205,308.

(B) OFFICE SUBLEASE - A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $19,280 in 1997. In addition, the Company provided the company owned by the Director with administrative services and this company was billed $87,232 in 1997.


NOTE 12 - INCOME TAXES

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 1997 and 1996 to income before income taxes:

                                                   Years ended December 31,
                                                  --------------------------
                                                     1997            1996
                                                  ------------   -----------
  Federal tax at the statutory rate               $  (845,709)   $(1,030,985)
  State income taxes net of federal
    tax benefit                                       (87,240)             0
  Change in valuation allowance for
    deferred tax asset                              1,112,902      1,030,985
  Change in effective tax rate                       (212,545)             0
  Other items                                          32,592              0
                                                  -----------    -----------
                                                  $         0    $         0
                                                  ===========    ===========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the company's financial performance during 1997 and 1996 and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  Years ended December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
Deferred tax assets:
  Net operating loss carryforward                $  3,267,771   $  2,470,362
  Accrued vacation                                    155,843        120,689
  Inventory                                           425,136        225,469
  Deferred revenue                                          0         88,325
  Bad debt reserve                                    260,748         43,837
  Accrued expenses                                     67,095              0
                                                 ------------   ------------
                                                    4,176,593      2,948,682

Valuation allowance                                (3,913,106)    (2,800,204)
  Deferred tax liabilities:
     Depreciation                                    (232,149)      (119,330)
     Software costs                                   (31,338)       (29,148)
                                                 ------------   ------------
     Net deferred tax asset                      $          0   $          0
                                                 ============   ============

During the years ended December 31, 1997 and 1996, the Company recorded a valuation allowance of $3,913,106 and $2,800,204 respectively, on its deferred tax assets to reduce the total to an amount that management believes will not be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 1997, for federal income tax purposes, the Company had a federal net operating loss carryforward of approximately $8,499,000 and a Florida state net operating loss carryforward of approximately $9,500,000, which will expire in the years 2008 through 2012. Such net operating losses are available to offset future taxable income.


NOTE 13 - SUBSEQUENT EVENTS

On February 5, 1998, 450,500 shares of the Company's Common Stock issued on May 15, 1997 and registered on Form S-8 under the Employee Stock Payment Plan were cancelled.

On February 25, 1998, the Company entered into Senior Secured Loans ("loans") for $1,000,000 and $280,000. The proceeds of the loans were used for working capital ($1,000,000) and to repay the $290,300 term loan agreement. Interest is paid at 12% per annum. The $1,000,000 loan is due February 25, 1999 and interest is payable quarterly starting May 15, 1998. The monthly principal and interest payment on the $280,000 loan is $10,272 starting May 15, 1998 and the note is due October 1, 2000. Fees paid in connection with these loans totaled $32,000. The loans do not have a prepayment penalty and are collateralized by a first lien on property and equipment and a second lien on all other assets. The holder of the loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole or in part, at any time during a five-year period beginning on the date of issuance. The loan contains certain financial covenants including restrictions which could affect future funding of ISI by the Company.

On February 25, 1998, the Company issued $2,500,000 of Convertible Preferred Stock. The Company issued 25,000 shares at a par value of $100 per share. The proceeds were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997 and discussed in Footnote 6. The Preferred Stock provides for a $12 per share dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Preferred Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Preferred Stock cannot be called for two years and after two years, only if the twenty-day average bid price exceeds $5.50 per share. After four years, the Company has the right to redeem the Preferred Stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Stock contains certain financial covenants.

On February 25, 1998, the Company issued $1,750,000 of Secured Subordinated Debentures. The proceeds of the Debentures were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997 and as discussed in Footnote 6. Interest is paid at 12% per annum, payable quarterly starting May 1, 1998. The note is due February 13, 2002 and fees paid in connection with the loan totaled $8,750. The Debenture does not have a prepayment penalty and is collateralized by a first lien on fixed assets and a second lien on all other assets. The Holder of the Debenture received 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year period beginning on the date of issuance. The Debenture contains certain financial covenants including restrictions which could affect future funding of ISI by the Company.

On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable is payable at 12% and principal and interest are due monthly over
three years starting April 1, 1998.   The note receivable is
secured by a second lien on assets and is personally guaranteed by the buyers. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's lender. The buyer assumed responsibility for payment of all liabilities. The sales price exceeded book value by $813,000. Revenues and net loss for AT Supply was $9,293,000 and ($608,000), respectively for the year ended December 31, 1997.

On February 16, 1998, the Company settled a lawsuit with C & L Communications for $10,000 in cash and a $65,000 promissory note from AT Supply. The Company was released from all liabilities as part of the settlement. The total amount of the settlement was accrued at December 31, 1997.

On February 16, 1998, the Company cancelled the previous reservations of the following shares of the Company's Common
Stock:

     Teltronics Employee Stock Payment Plan   661,600 Shares
     Teltronics Consultant Stock Payment Plan  105,000 Shares

These shares are discussed in detail in Footnote 10.

On February 16, 1998, the Company reduced the number of authorized shares designated as Series A Preferred Stock from 250,000 to 100,000 such shares.

On February 16, 1998, the Company authorized 25,000 shares of
Series B Convertible Preferred Stock at a par value of $100 per share. The Company issued 25,000 shares of this stock in conjunction with the $2,500,000 of Convertible Preferred Stock as discussed.


NOTE 14 - FOURTH QUARTER ADJUSTMENTS

The Company recognized charges during the fourth quarter of 1997 totaling approximately $686,000, which increased the cost of operations by $188,000 and general and administrative expense by $498,000. Charges to the cost of operations were primarily related to a provision for obsolete inventory based on information which became available during the fourth quarter of 1997. The charges to general and administrative expense included the provision of allowances for doubtful accounts of approximately $498,000. This amount was related to accounts receivable originating primarily in the third and fourth quarter of 1997, collection of which became doubtful in the fourth quarter of 1997. Additionally, during the fourth quarter of 1997, $1,191,500 was reclassified from current assets to an increase in shareholders' deficiency for unpaid shares issued pursuant to the Employee Stock Payment Plan.