Form 10-Q
period 1998-03-31
TELTRONICS INC
filed 1998-05-06
CIK 97052

               U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended March 31, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

     For the Transition Period from __________ to __________.


                  COMMISSION FILE NUMBER:  0-17893
                  --------------------------------

                         TELTRONICS, INC.
                         ----------------
      (Exact name of registrant as specified in its charter)


                            DELAWARE
                            --------
   (State or other jurisdiction of incorporation or organization)


                           59-2937938
                           ----------
             (I.R.S. Employer Identification Number)


                  2150 WHITFIELD INDUSTRIAL WAY
                     SARASOTA, FLORIDA 34243
                  -----------------------------
   (Address of principal executive offices, including zip code)


                          941-753-5000
                          ------------
       (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

As of May 5, 1998 there were 3,415,513 shares of the Registrant's
Common Stock outstanding.

                              INDEX


                                                       PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . 3-14

         Consolidated Balance Sheets at March 31, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . . . . .3-4

         Consolidated Statements of Operations for the Three
         Months ended March 31, 1998 and 1997. . . . . . . . . . . .5

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1998 and 1997. . . . . . . . . . .6-7

         Notes to Interim Consolidated Financial Statements. . . 8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .12-14


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 15

ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . .15-16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . 16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . 16

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 16

ITEM 6A. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 6B. REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    TELTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                 March 31,     December 31,
                                                   1998           1997
                                                ----------     -----------
                                                (Unaudited)

Current Assets:
 Cash                                           $   776,928    $   435,538
 Accounts receivable, net of allowance for
    doubtful accounts of $125,000 at
    March 31, 1998 and $679,927 at
    December 31, 1997                             3,066,477      4,823,382
 Inventories                                      3,731,998      6,149,307
 Prepaid expenses and other current assets          464,725        615,743
                                                -----------    -----------

    Total current assets                          8,040,128     12,023,970
                                                -----------    -----------

Property and equipment, net                       3,657,001      3,666,881
                                                -----------    -----------

Other assets                                        488,046        361,913
                                                -----------    -----------

    Total assets                                $12,185,175    $16,052,764
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   TELTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - Continued

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  March 31,     December 31,
                                                    1998           1997
                                                 ----------      ----------
                                                 (Unaudited)

Current Liabilities:
 Current portion of long-term debt               $ 3,949,880    $ 4,763,835
 Current portion of capital lease obligations        133,662        159,215
 Accounts payable                                  2,577,327      5,610,101
 Accrued expenses and other current liabilities    1,129,632      1,541,228
                                                 -----------    -----------

    Total current liabilities                      7,790,501     12,074,379
                                                 -----------    -----------
Long-term liabilities:
 Long-term debt, net of current portion            1,470,959      4,607,576
 Capital lease obligations, net of
    current portion                                   51,772         82,655
                                                 -----------    -----------
    Total long-term liabilities                    1,522,731      4,690,231
                                                 -----------    -----------

Commitments and contingencies

Shareholders' equity (deficiency):
 Common stock, $.001 par value, 40,000,000
    shares authorized, 3,415,513 issued
    and outstanding                                    3,416          3,867
 Non-voting common stock, $.001 par value,
    5,000,000 shares authorized, zero shares
    issued and outstanding.                                0              0
 Preferred stock, $.001 par value, 5,000,000
    shares authorized -
    Preferred Series A stock, $.001 par value,
       100,000 shares authorized, 100,000
       shares issued and outstanding                     100            100
    Preferred Series B Convertible stock,
       $.001 par value, 25,000 shares authorized,
       25,000 shares issued and outstanding               25              0
 Additional paid-in capital                       16,313,298     14,434,772
 Accumulated deficit                             (13,444,896)   (13,959,085)
 Unpaid shares issued pursuant to Employee
    Stock Payment Plan                                     0     (1,191,500)
                                                 -----------    -----------
    Total shareholders' equity (deficiency)        2,871,943       (711,846)
                                                 -----------    -----------
    Total liabilities and shareholders'
      equity (deficiency)                        $12,185,175    $16,052,764
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                Three Months Ended March, 31
                                                ----------------------------
                                                    1998           1997
                                                 ----------     ----------
Net sales                                        $6,639,522     $8,098,372

Cost of goods sold                                4,115,372      5,618,759
                                                 ----------     ----------
Gross profit                                      2,524,150      2,479,613
                                                 ----------     ----------
Operating expenses:
 General and administrative                         992,897        727,699
 Sales and marketing                              1,202,826      1,127,498
 Research and development                           652,379        466,927
                                                 ----------     ----------
                                                  2,848,102      2,322,124
                                                 ----------     ----------
Income (loss) from operations                      (323,952)       157,489
                                                 ----------     ----------

Other income (expense):
 Interest                                          (236,627)      (219,467)
 Financing                                          (64,218)       (46,388)
 Litigation costs                                    (4,096)       (76,724)
 Gain on disposition of AT Supply                 1,148,250              0
 Other                                               19,833        (36,865)
                                                 ----------     ----------
                                                    863,142       (379,444)
                                                 ----------     ----------

Income (loss) from operations before
  income taxes                                      539,190       (221,955)

Income tax expense                                        0              0
                                                 ----------     ----------
Net income (loss)                                $  539,190     $ (221,955)
                                                 ==========     ==========

Income (loss) per share:
 Basic                                           $      .15     $     (.07)
 Diluted                                         $      .15     $     (.07)

Average number of common shares outstanding:
 Basic                                            3,415,513      3,366,013
 Diluted                                          3,487,870      3,366,013


The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Three Months Ended March, 31
                                                 ----------------------------
                                                    1998             1997
                                                 ----------       ----------
Cash Flows from Operating Activities:
 Net income (loss)                               $  539,190       $ (221,955)
 Adjustments to reconcile net income (loss)
    to net cash flows provided by (used in)
    operating activities:
         Bad debt expense                           (13,000)          26,497
         Provision for obsolete inventory            58,928                0
         Depreciation and amortization              208,832          197,447
         Gain on disposition of AT Supply        (1,148,520)               0

 Changes in operating assets and liabilities,
    net of dispositions:
         Accounts receivable                        690,364          287,818
         Inventories                                381,269          198,207
         Prepaid expenses and other
           current assets                          (165,657)        (157,967)
         Accounts payable                            62,070       (2,943,618)
         Accrued expenses and other liabilities      (2,630)          27,061
                                                 ----------       ----------

Net cash flows provided by (used in)
  operating activities                              610,846       (2,586,510)
                                                 ----------       ----------

Cash Flows from Investing Activities:
 Acquisition of property and equipment             (233,695)        (226,237)
 Increase in other assets                          (126,133)        (151,826)
 Proceeds from disposition of AT Supply              50,000                0
                                                 ----------       ----------

Net cash flows used in investing activities        (309,828)        (378,063)
                                                 ----------       ----------

Cash Flows from Financing Activities:
 Net change in cash overdraft                             0          (25,180)
 Net (payment) proceeds from line of credit        (193,234)         117,384
 Loan proceeds                                    1,281,115        4,250,000
 Principal repayments of loans, notes
    and leases                                   (1,022,509)        (292,545)
 Proceeds from sale of preferred stock                    0           24,125
 Dividends on Series B Preferred Stock              (25,000)               0
                                                 ----------       ----------
Net cash flows from financing activities             40,372        4,073,784
                                                 ----------       ----------
Net increase in cash and cash equivalents           341,390        1,109,211

Cash and cash equivalents - beginning of period     435,538                0
                                                 ----------       ----------
Cash and cash equivalents - end of period        $  776,928       $1,109,211
                                                 ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   TELTRONICS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                Three Months Ended March, 31
                                                ----------------------------
                                                    1998             1997
                                                ----------        ----------
Supplemental Non-cash Financing and
Investing Activities:

 Issuance of preferred stock                    $2,500,000        $        0
                                                ==========        ==========

 Issuance of warrants                           $  569,600        $        0
                                                ==========        ==========

 Note receivable from disposition of
 AT Supply                                      $  200,000        $        0
                                                ==========        ==========

 Cancellation of unpaid shares issued
 pursuant to Employee Stock Payment Plan        $1,191,500        $        0
                                                ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    TELTRONICS, INC. AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS/BASIS OF PRESENTATION

Teltronics, Inc. (the "Company") was incorporated in Delaware in February, 1989. The Company is engaged in product research, design and manufacturing of electrical components, equipment and software, primarily relating to the telecommunications industry.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics/SRX, Inc. ("SRX"), and its 80% owned subsidiary AT Supply, Inc. ("AT Supply"), and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). AT Supply was sold on March 6, 1998.

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997, as presented in the Company's annual report on Form 10-KSB.

NOTE 2 - DISPOSITION

On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable is payable at 12% and principal and interest are due monthly over three years starting April 1, 1998. The note receivable is secured by a second lien on assets and is personally guaranteed by the principals of the buyer. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's principal lender. The buyer assumed responsibility for payment of all liabilities. The Company recognized a gain of $1,148,250 during the quarter ending March 31, 1998. Revenues and net income for AT Supply were $1,278,000 and $6,000, respectively for the quarter ended March 31, 1998. Revenues and net loss were $2,308,000 and $(79,000), respectively for the quarter ended March 31, 1997.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income
(loss), adjusted for preferred stock dividends, by the weighted average number of issued and issuable common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Common equivalent shares for 1997 were anti-dilutive and were not included in the calculation of dilutive loss per share.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended March, 31
                                                ----------------------------
                                                    1998           1997
                                                 ----------     ----------
 BASIC

    Net income                                   $  539,190     $ (221,955)
    Preferred dividends                             (25,000)             0
                                                 ----------      ----------
    Adjusted net income                             514,190       (221,955)

    Weighted average shares outstanding           3,415,513      3,366,013
                                                 ----------     ----------
         Net income (loss) per share             $      .15     $     (.07)
                                                 ==========     ==========
 DILUTED

    Net income                                   $  539,190     $ (221,955)
    Preferred dividends                                   0              0
                                                 ----------     ----------

    Adjusted net income                             539,190       (221,955)
                                                 ----------     ----------

    Weighted average shares outstanding           3,415,513      3,366,013

    Net effective of dilutive stock
    options using the treasury stock method          72,357              0
                                                 ----------     ----------

    Total shares outstanding                      3,487,870      3,366,013
                                                 ----------     ----------

         Net income (loss) per share             $      .15     $     (.07)
                                                 ==========     ==========

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

                                                  March 31,     December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                 (Unaudited)

     Raw materials                               $2,126,764     $2,368,547
     Work-in-process                                920,259        789,227
     Finished goods                                 684,975      2,991,533
                                                 ----------     ----------
                                                 $3,731,998     $6,149,307
                                                 ==========     ==========

NOTE 5 - LONG TERM DEBT

On February 25, 1998, the Company issued $1,750,000 of Secured
Subordinated Debentures. The proceeds of the Debentures were used for the partial repayment of the $4,250,000 Convertible

Debentures issued on February 13, 1997. Interest is paid at 12% per annum, payable quarterly starting May 1, 1998. The note is due February 13, 2002 and fees paid in connection with the loan totaled $8,750. The Debenture does not have a prepayment penalty and is collateralized by a first lien on fixed assets and a second lien on all other assets. The Holder of the Debenture received 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year period beginning on the date of issuance. The Debenture contains certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

On February 25, 1998, the Company entered into senior Secured Loans ("loans") for $1,000,000 and $280,000. The proceeds of the loans were used for working capital ($1,000,000) and to repay the $290,300 term loan agreement. Interest is paid at 12% per annum. The $1,000,000 loan is due February 25, 1999 and interest is payable quarterly starting May 15, 1998. The monthly principal and interest payment on the $280,000 loan is $10,272 starting May 15, 1998 and the note is due October 1, 2000. Fees paid in connection with these loans totaled $32,000. The loans do not have a prepayment penalty and are collateralized by a first lien on property and equipment and a second lien on all other assets. The holder of the loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole or in part, at any time during a five-year period beginning on the date of issuance. The loan contains certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

NOTE 6 - SHAREHOLDERS' EQUITY (DEFICIENCY)

(A)  Common Stock - On February 5, 1998, 450,500 shares of the
Company's Common Stock issued on May 15, 1997 and registered on
Form S-8 under the Employee Stock Payment Plan were cancelled.

On February 16, 1998, the Company cancelled reservations of the following shares of the Company's Common Stock:

    Teltronics Employee Stock Payment Plan..........661,600 shares
    Teltronics Consultant Stock Payment Plan........105,000 shares

(B) Preferred Stock - On February 16, 1998, the Company reduced the number of authorized shares designated as Series A Preferred
Stock from 250,000 to 100,000 such shares.

On February 16, 1998, the Company authorized 25,000 shares of
Series B Convertible Preferred Stock at a par value of $.001 per share.

On February 25, 1998, the Company issued $2,500,000 of Series B Convertible Preferred Stock. The Company issued 25,000 shares at a par value of $.001 per share. The proceeds were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997. The Series B Convertible Preferred Stock provides for a $12 per share dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Series B Convertible Preferred Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Series B Convertible Preferred Stock cannot be called for two years and after two years, only if the twenty-day average bid price exceeds $5.50 per share. After four years, the Company has the right to redeem the Series B Convertible Preferred Stock in full at 100% of the face value plus accrued and unpaid dividends. The Series B Convertible Preferred Stock contains certain financial covenants.

(C) Warrants - As discussed, on February 25, 1998, the Company issued 890,000 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance. The warrants are valued at $569,600 or $.64 per share and are being amortized over five years.

NOTE 7 - SUBSEQUENT EVENTS

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $125,000 in cash, a contingent consideration payable in one year of $125,000 and a 30% commission based on sales, payable monthly. The gain on the sale is $125,000 and the contingent gain of $125,000 and 30% commission will be recorded when realized. Revenues for these product lines were $60,499 for the quarter ended March 31, 1998.

Although the Company has been selling telemanagement products for many years, it has not been able to become a major player, due to the fragmented market and many competitors. The Company was not the manufacturer of the ORBi-TEL product and therefore could not control the costs or direction of that product. The Company, therefore, took the decision to sell this product line to MDR Telemanagement Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

A number of statements contained in this Report are forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to the costs and the uncertainties associated with the development and introduction of new products; risks related to technological factors; potential manufacturing difficulties; competitive market factors; and liability risks.

RESULTS OF OPERATIONS

The following tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three month period ended March 31, 1998 and 1997.

                                                Three Months Ended March, 31
                                                ----------------------------
                                                    1998            1997
                                                 ----------     ----------
 Net sales                                           100.0%         100.0%
    Cost of goods sold                                62.0%          69.4%
                                                     ------         ------
    Gross profit                                      38.0%          30.6%
                                                     ------         ------

 Operating expenses:
    General and administrative                        15.0%           9.0%
    Sales and marketing                               18.1%          13.9%
    Research and development                           9.8%           5.8%
                                                     ------         ------
                                                      42.9%          28.7%
                                                     ------         ------
    Income (loss) from operations                     -4.9%           1.9%
                                                     ------         ------
 Other income (expense):
    Interest                                          -3.6%          -2.7%
    Financing                                         -1.0%          -0.6%
    Litigation costs                                  -0.1%          -0.9%
    Gain on disposition of AT Supply                  17.3%           0.0%
    Other                                              0.3%          -0.5%
                                                     ------         ------
                                                      12.9%          -4.7%
                                                     ------         ------
    Income (loss) before income taxes                  8.0%          -2.8%

    Income taxes                                       0.0%           0.0%
                                                     ------         ------
    Net income (loss)                                  8.0%          -2.8%
                                                     ======         ======

Total sales for the three months ended March 31, 1998 decreased by $1,459,000 over the same period of 1997. The sale of AT Supply resulted in a sales decrease of $1,030,000 over the same period of 1997. Electronic Manufacturing sales decreased $493,000 over the same period of 1997 due to the timing of shipments to such customers. ISI sales increased $321,000 primarily due to billings to the Operation Smart Force Consortium ("Consortium"). This Consortium consists of Raytheon, Army National Guard, General Motors-Service Technology Group and New Jersey Institute of Technology.

Gross profit for the three months ended March 31, 1998 increased $44,000. The increase in gross profit was the result of improved margins. The gross profit percentage of sales increased to 38.0% from 30.6% for the same quarter of 1997. This increase was due to product mix, with increased ISI sales and decreased low margin sales for AT Supply and Electronic Manufacturing. Also, personnel reductions were implemented in the first quarter of 1998.

Total operating expenses for the three months ended March 31, 1998 increased $526,000. General and administrative expenses increased $265,000 for the quarter. This increase related to increased payroll, travel and benefit plan expenses. Sales and marketing expenses increased $76,000 for the quarter. This increase related to increased marketing expenses for Teltronics and SRX and increased payroll and travel expenses for ISI. Research and development expenses increased $185,000 for the quarter. This increase is the result of the Company's continued funding of ISI and SRX.

Net loss from operations was $(324,000) for the quarter as compared to a $157,000 profit for the same period of 1997. This loss relates to increased operating expenses and the Company's continued funding of ISI. Interest expense for the quarter was $237,000 as compared to $219,000 for the same period of 1997. This increase resulted from the Debentures and Loans issued to Sirrom Capital Corporation.

Income tax expense for the quarter was offset by the realization of net operating loss carry forwards.

Net income was $539,000 for the quarter as compared to a loss of $(222,000) for the same period of 1997. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided primarily by operations, by borrowings from The CIT Group/Credit Finance
("CIT"), the Debentures and Senior Secured Loans discussed below and the disposition of AT Supply.

The Company's working capital ratio at March 31, 1998 was 1.03:1 as compared to 1.0:1 at December 31, 1997. Net working capital was $250,000 at March 31, 1998 as compared to $(50,000) at December 31, 1997.

Net cash increased $341,000 during the quarter ended March 31, 1998. Net cash flows generated by operating activities was $611,000 for the quarter ended March 31, 1998. Accounts receivable decreased by $690,000 and inventory decreased by $381,000 for the quarter ended March 31, 1998. Net cash flow used in investing activities for the quarter ended March 31, 1998 was $(310,000). Acquisition of property and equipment totaled $234,000 for the quarter ended March 31, 1998.

The Company entered into an agreement on February 25, 1998 with Sirrom Capital. Pursuant to this agreement, the Company issued $2,500,000 of Series B Convertible Preferred Stock and $1,750,000 of 12% Subordinated Secured Debentures due February 13, 2002.
The proceeds of this financing were used to repurchase $4,250,000 of 11% Subordinated Convertible Debentures due on February 13, 2002. In connection with the Subordinated Convertible Debentures, the Company issued 525,000 warrants to purchase the Company's common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance.

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

In addition, the Company is exploring other equity financing.

CURRENT OUTLOOK

Generally, the start of the year is slow in the telecommunications business. Traditionally, our customers, the major PBX manufacturers, also have a slow start which reflects in sales of our Remote Maintenance products.

The major Regional Bell Operating Company that signed a contract late last year has been undergoing training during this first quarter and the Company is now beginning to see requests for proposals increasing from that organization. Sales should be forthcoming during the second and third quarters of 1998 for the Vision PBX product line.

The Consortium received a science and technology award from the government to produce a proof of concept for the Smart Truck. ISI received part of that funding to produce the interface hardware. General Motors has now created some ten thousand screens on the Northstar engine and is currently in test with MENTIS (tm) computer in a number of dealerships. The Company is manufacturing the first units of production quality FCC approved MENTIS(tm) units.

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

On or about November 12, 1997, an action was commenced against the Company by a former employee ("Plaintiff") seeking damages exceeding $50,000 and injunctive relief, arising out of alleged violations of the Americans With Disabilities Act, The Family Medical Leave Act, and The Florida Human Rights Act. An answer was served by the Company in December, 1997 denying liability and asserting various affirmative defenses. A Reply to Affirmative Defenses was served by the Plaintiff in December, 1997.
Discovery has commenced.

On January 28, 1998, an action was commenced against the Company by Kelley Drye & Warren, LLP seeking approximately $172,000 for legal fees incurred by Shared Resource Exchange, Inc. in connection with the sale of substantially all of its assets to the Company in September, 1996. The Plaintiff claims that the Company agreed to pay all of its fees under the Agreement of Sale entered into between Shared Resource Exchange, Inc. and the Company on September 20, 1996. An answer was served by the Company in April, 1998, denying liability and asserting various affirmative defenses. Discovery has not yet commenced.

On February 16, 1998, the Company settled a lawsuit with C&L Communications for $10,000 in cash and a $65,000 promissory note from AT Supply. The Company was released from all liabilities as part of the settlement. The total amount of the settlement was accrued at December 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

On February 26, 1998, the Company issued to Sirrom Capital Corporation, d/b/a Tandem Capital ("Sirrom Capital") 25,000 shares of Series B Convertible Preferred stock ("Series B Preferred") for $2,500,000 under a Preferred Stock Purchase Agreement between the Company and Sirrom Capital dated February 25, 1998.

The Series B Preferred Stock have rights and preferences as set forth in a Certificate Of Designations Establishing Series of Shares filed with the Secretary of State of Delaware including voting rights; dividends payable in cash at the rate of $12.00 per share per annum payable quarterly; and payments of $100 per share in the event of liquidation, dissolution or winding up of the Company prior to any distributions to the holders of any other class or series of capital stock of the Company, including holders of Common Stock. The shares of series B Preferred Stock are convertible at the option of the holder, in whole or in part, at any time at an initial conversion price of $2.75 per share subject to adjustment under certain circumstances. The Company has the option commencing February 26, 2000 to redeem all (but not less than all) of the Series B Preferred at a price per share equal to $100 plus all accrued but unpaid dividends and interest, if any, and any dividends in arrears provided the average bid price of the Company's Common Stock exceeds $5.50 per share with respect to each of the twenty trading days immediately preceding the Company's notice of redemption to the holder(s).

The Company also issued Warrants to Sirrom Capital for an aggregate of 890,000 shares of the Company's Common Stock exercisable at any time or from time to time prior to February 26, 2003 at an initial price of $2.75 per share, subject to adjustment under certain conditions.

Simultaneously with the issuance of the Series B Preferred Stock, the Company and Sirrom Capital entered into a Registration Rights Agreement granting to Sirrom Capital the right to demand registration under the Securities Act of 1933, as amended, of shares of Common Stock of the Company issuable upon any conversion of the Series B Preferred Stock and/or exercise of the Warrants. Under the agreements, Sirrom Capital has the right to appoint one member to the Board of Directors of the Company, which cannot exceed five total members without the approval of Sirrom Capital.

The Series B Preferred Stock were issued in reliance upon the exemption from registration available under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The
Warrants were issued in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6A. EXHIBITS

         10.1   Preferred Stock Purchase Agreement between Sirrom
                Capital Corporation (d/b/a Tandem Capital) and
                Teltronics, Inc. dated February 25, 1998. . . . . . . . . .(a)
         10.2   Debenture Purchase Agreement between Sirrom Capital
                Corporation, d/b/a Tandem Capital and Teltronics, Inc.
                dated February 25, 1998 . . . . . . . . . . . . . . . . . .(a)
         10.3   12% Subordinated Secured Debenture Due February 13,
                2002 issued by Teltronics, Inc. to Sirrom Capital
                Corporation . . . . . . . . . . . . . . . . . . . . . . . .(a)
         10.4   Loan and Security Agreement between Sirrom
                Capital Corporation and Teltronics, Inc. and its
                Subsidiaries dated February 25, 1998. . . . . . . . . . . .(a)
         10.5   Secured Senior Subordinated Promissory Note of
                Teltronics, Inc. in the principal amount of
                $1,000,000 dated February 28, 1998 delivered to
                Sirrom Capital Corporation. . . . . . . . . . . . . . . . .(a)
         10.6   Secured Senior Promissory Note of Teltronics, Inc.
                in the principal amount of $280,000 dated February
                26, 1998 delivered to Sirrom Capital Corporation. . . . . .(a)
         10.7   Common Stock Purchase Warrant covering 525,000
                shares of Common Stock of Teltronics, Inc. issued
                to Sirrom Capital Corporation dated February 26, 1998 . . .(a)
         10.8   Common Stock Purchase Warrant covering 365,000
                shares of Common Stock of Teltronics, Inc. issued to
                Sirrom Capital Corporation dated February 26, 1998. . . . .(a)
         10.9   Registration Rights Agreement dated February 25, 1998
                between Teltronics, Inc. and Sirrom Capital Corporation. . (a)
         10.10  Agreement of Sale dated March 5, 1998 between
                AT Supply, Inc. and AT2 Communications, Incorporated. . . .(b)
         27     Financial Data Schedule . . . . . . . . . . . . . . . . . .(c)

ITEM 6B. REPORTS ON FORM 8-K

         During the quarter ended March 31, 1998 the Registrant filed the following Current Reports on Form 8-K:

         1.  Current Report on Form 8-K filed March 9, 1998
             concerning the issuance to Sirrom Capital Corporation.
         2. Current Report on Form 8-K filed March 19, 1998 concerning the sale of AT Supply, Inc.
__________________________
(a) Filed as an Exhibit to Teltronics' Current Report on Form 8-K filed March 9, 1998.
(b) Filed as an Exhibit to Teltronics' Current Report on Form 8-K filed March 19, 1998.
(c) Filed as an Exhibit to this Quarterly Report on Form 10-Q for the three month period ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELTRONICS, INC.

May 5, 1998                          Ewen R. Cameron
                                     President & Chief Executive Officer

May 5, 1998                          Mark E. Scott
                                     Vice President of Finance and
                                     Chief Accounting Officer