Form 10-Q
period 1998-06-30
TELTRONICS INC
filed 1998-07-28
CIK 97052

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended June 30, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the Transition Period from __________ to __________.


                 COMMISSION FILE NUMBER:  0-17893


                          TELTRONICS, INC.
     (Exact name of registrant as specified in its charter)


                             DELAWARE
 (State or other jurisdiction of incorporation or organization)


                            59-2937938
             (I.R.S. Employer Identification Number)


                   2150 WHITFIELD INDUSTRIAL WAY
                     SARASOTA, FLORIDA 34243
  (Address of principal executive offices, including zip code)


                            941-753-5000
       (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 28, 1998 there were 3,415,513 shares of the Registrant's Common Stock outstanding.

                              INDEX


                                                    PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS............................3-10

          Consolidated Balance Sheets at
          June 30, 1998 and December 31, 1997.............3-4

          Consolidated Statements of Operations
          for the Three Months and Six Months
          ended June 30, 1998 and 1997....................5

          Consolidated Statements of Cash Flows
          for the Six Months ended June 30, 1998
          and 1997........................................6-7

          Notes to Interim Consolidated Financial
          Statements......................................8-11

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS...................................12-15


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................16

ITEM 2.   CHANGES IN SECURITIES...........................16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS................................16

ITEM 5.   OTHER INFORMATION...............................16

ITEM 6A.  EXHIBITS........................................16

ITEM 6B.  REPORTS ON FORM 8-K.............................16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                TELTRONICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                              ASSETS


                                     June 30,     December 31,
                                       1998           1997
                                   ============   ============
                                    (Unaudited)

CURRENT ASSETS:
 Cash                              $    901,809   $    435,538
 Accounts receivable, net of
  allowance for doubtful
  accounts of $150,000 at
  June 30, 1998 and $679,927
  at December 31, 1997                3,886,840      4,823,382
 Inventories                          3,861,371      6,149,307
 Prepaid expenses and other
  current assets                        615,897        615,743
                                   ------------   ------------

  Total current assets                9,265,917     12,023,970
                                   ------------   ------------
PROPERTY AND EQUIPMENT, NET           3,761,433      3,666,881
                                   ------------   ------------
OTHER ASSETS                            467,234        361,913
                                   ------------   ------------
  Total assets                     $ 13,494,584   $ 16,052,764
                                   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - Continued

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                     June 30,     December 31,
                                       1998           1997
                                   ============   ============
                                    (Unaudited)

CURRENT LIABILITIES:
 Current portion of long-term
  debt                             $  4,816,317   $  4,763,835
 Current portion of capital
  lease obligations                     131,255        159,215
 Accounts payable                     2,833,263      5,610,101
 Accrued expenses and other
  current liabilities                 1,195,474      1,541,228
                                   ------------   ------------
  Total current liabilities           8,976,309     12,074,379
                                   ------------   ------------
LONG-TERM LIABILITIES:
 Long-term debt, net of
  current portion                     1,471,897      4,607,576
 Capital lease obligations,
  net of current portion                 58,913         82,655
                                   ------------   ------------
  Total long-term liabilities         1,530,810      4,690,231
                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
 Common stock, $.001 par value,
  40,000,000 shares authorized,
  3,415,513 issued and outstanding.       3,416          3,867
 Non-voting common stock, $.001
  par value, 5,000,000 shares
  authorized, zero shares issued
  and outstanding                             0              0
 Preferred stock, $.001 par value,
  5,000,000 shares authorized -
   Preferred Series A stock,
    $.001 par value, 100,000
    shares authorized, 100,000
    shares issued and outstanding           100            100
   Preferred Series B Convertible
    stock, $.001 par value, 25,000
    shares authorized, 25,000
    shares issued and outstanding            25              0
 Additional paid-in capital          16,313,298     14,434,772
 Accumulated deficit                (13,329,374)   (13,959,085)
 Unpaid shares issued pursuant
  to Employee Stock Payment Plan              0     (1,191,500)
                                   ------------   ------------
  Total shareholders' equity
   (deficiency)                       2,987,465       (711,846)
                                   ------------   ------------
  Total liabilities and share-
   holders' equity (deficiency)    $ 13,494,584   $ 16,052,764
                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months Ended June 30
                                   ===========================
                                       1998           1997
                                   ------------   ------------
NET SALES                          $  6,397,011   $  8,488,426

Cost of goods sold                    3,469,406      5,343,319
                                   ------------   ------------
GROSS PROFIT                          2,927,605      3,145,107
                                   ------------   ------------
OPERATING EXPENSES:
 General and administrative             845,175      1,134,727
 Sales and marketing                  1,123,374      1,170,072
 Research and development               703,498        715,762
                                   ------------   ------------
                                      2,672,047      3,020,561
                                   ------------   ------------
Income (loss) from operations           255,558        124,546
                                   ------------   ------------
OTHER INCOME (EXPENSE):
 Interest                              (184,395)      (294,755)
 Financing                              (36,883)       (29,975)
 Litigation costs                             0         (3,672)
 Gain on dispositions                   100,000              0
 Other                                   56,287          8,073
                                   ------------   ------------
                                        (64,991)      (320,329)
                                   ------------   ------------
Income (loss) before income taxes       190,567       (195,783)

Income tax expense                            0              0
                                   ------------   ------------
NET INCOME (LOSS)                  $    190,567   $   (195,783)
                                   ============   ============
INCOME (LOSS) PER SHARE,
BASIC AND DILUTED:                 $        .03   $       (.06)
                                   ============   ============
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:                  3,415,513      3,366,013


                                    Six Months Ended June 30
                                   ===========================
                                       1998           1997
                                   ------------   ------------
NET SALES                          $ 13,036,533   $ 16,586,798

Cost of goods sold                    7,584,778     10,962,078
                                   ------------   ------------
GROSS PROFIT                          5,451,755      5,624,720
                                   ------------   ------------
OPERATING EXPENSES:
 General and administrative           1,838,118      1,862,426
 Sales and marketing                  2,326,200      2,297,570
 Research and development             1,355,877      1,182,689
                                   ------------   ------------
                                      5,520,195      5,342,685
                                   ------------   ------------
Income (loss) from operations           (68,440)       282,035
                                   ------------   ------------
OTHER INCOME (EXPENSE):
 Interest                              (421,022)      (514,222)
 Financing                             (101,101)       (76,363)
 Litigation costs                        (4,096)       (80,396)
 Gain on dispositions                 1,248,250              0
 Other                                   76,120        (28,792)
                                   ------------   ------------
                                        798,151       (699,773)
                                   ------------   ------------
Income (loss) before income taxes       729,711       (417,738)

Income tax expense                            0              0
                                   ------------   ------------
NET INCOME (LOSS)                  $    729,711   $   (417,738)
                                   ============   ============
INCOME (LOSS) PER SHARE,
BASIC AND DILUTED:                 $        .18   $       (.12)
                                   ============   ============
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:                  3,415,513      3,366,013

The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                    Six Months Ended June 30
                                   ===========================
                                       1998           1997
                                   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                 $    729,711   $   (417,738)
 Adjustments to reconcile net
  income (loss) to net cash
  flows provided by (used in)
  operating activities:
   Bad debt expense                      42,200         26,047
   Provision for obsolete inventory      92,045         15,868
   Depreciation and amortization        447,144        344,242
   Gain on dispositions              (1,248,250)             0

 Changes in operating assets
  and liabilities, net of
  dispositions:
   Accounts receivable                 (185,199)       171,344
   Inventories                          218,780       (296,956)
   Prepaid expenses and other
    current assets                     (516,829)      (241,357)
   Accounts payable                     318,006     (2,768,883)
   Accrued expenses and other
    liabilities                          63,212         68,541
                                   ------------   ------------
Net cash flows used in
 operating activities                   (39,180)    (3,098,892)
                                   ------------   ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Acquisition of property and
  equipment                            (482,781)      (657,039)
 Increase in other assets                94,679       (134,409)
 Proceeds from dispositions             150,000              0
 Proceeds from sale of assets             1,000              0
                                   ------------   ------------
Net cash flows used in investing
 activities                            (237,102)      (791,448)
                                   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net change in cash overdraft                 0        (25,180)
 Net proceeds from line of credit       668,067        443,952
 Loan proceeds                        1,328,212      4,250,000
 Principal repayments of loans,
  notes and leases                   (1,153,726)      (401,932)
 Proceeds from sale of
  preferred stock                             0         24,125
 Dividends on Series B
  Preferred Stock                      (100,000)             0
                                   ------------   ------------
Net cash flows provided by
  financing activities                  742,553      4,290,965
                                   ------------   ------------
Net increase in cash and
 cash equivalents                       466,271        400,625

Cash and cash equivalents -
 beginning of period                    435,538              0
                                   ------------   ------------
Cash and cash equivalents -
 end of period                     $    901,809   $    400,625
                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                    Six Months Ended June 30
                                   ===========================
                                       1998           1997
                                   ------------   ------------
SUPPLEMENTAL NON-CASH FINANCING
AND INVESTING ACTIVITIES:

 Issuance of preferred stock       $  2,500,000   $          0
                                   ============   ============
 Issuance of warrants              $    569,600   $          0
                                   ============   ============
 Note receivable from
  disposition of AT Supply         $    200,000   $          0
                                   ============   ============
 Cancellation of unpaid shares
  issued pursuant to Employee
  Stock Payment Plan               $  1,191,500   $          0
                                   ============   ============
 Lease of fixed assets             $     61,998   $          0
                                   ============   ============
 Issuance of shares pursuant
  to Employee Stock Payment
  Plan at an average price
  of $2.50 per share               $          0   $  1,250,000
                                   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                TELTRONICS, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS/BASIS OF PRESENTATION

Teltronics, Inc. (the "Company") was incorporated in Delaware in February, 1989. The Company is engaged in product research, design and manufacturing of electrical components, equipment and software, primarily relating to the telecommunications industry, including the Mentis (trademark), wearable, multimedia computer, and application software products, and engages in contract manufacturing.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics/SRX, Inc. ("SRX"), and its 80% owned subsidiary AT Supply, Inc. ("AT Supply"), and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). AT Supply was sold on March 6, 1998.

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997, as presented in the Company's annual report on Form 10-KSB.

NOTE 2 - DISPOSITIONS

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

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, a contingent consideration payable in one year of $112,000 and a 30% commission based on sales, payable monthly. The gain on the sale is $100,000 and the contingent gain of $112,000 and 30% commission will be recorded when realized. Revenues for these product lines were $21,000 for the quarter ended June 30, 1998 and $82,000 for the six months ending June 30, 1998.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income
(loss), adjusted for preferred stock dividends, by the weighted average number of issued and issuable common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Common equivalent shares for 1998 and 1997 relating to Preferred Series B Convertible Stock were anti-dilutive and were not included in the calculation of dilutive loss per share.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                   Three Months Ended June 30
                                   ===========================
                                       1998          1997
                                   ------------   ------------
BASIC

Net income                         $    190,567   $   (195,783)
Preferred dividends                     (75,000)             0
                                   ------------   ------------
 Adjusted net income                    115,567       (195,783)
Weighted average shares
 outstanding                          3,415,513      3,366,013
                                   ------------   ------------
 Net income (loss) per share       $        .03   $       (.06)
                                   ============   ============
DILUTED

Net income                         $    190,567   $   (195,783)
Preferred dividends                     (75,000)             0
                                   ------------   ------------
 Adjusted net income                    115,567       (195,783)
                                   ------------   ------------
Weighted average shares
 outstanding                          3,415,513      3,366,013
Net effect of dilutive stock
 options using the treasury method      106,030              0
Net effect of dilutive warrants
 using the treasury stock method        121,554              0
                                   ------------   ------------
 Dilutive potential common shares     3,643,097      3,366,013
                                   ------------   ------------
 Net Income (loss) per share       $        .03   $       (.06)
                                   ============   ============
                                    Six Months Ended June 30
                                   ===========================
                                        1998          1997
                                   ------------   ------------
BASIC

Net income                         $    729,711   $   (417,738)
Preferred dividends                    (100,000)             0
                                   ------------   ------------
 Adjusted net income                    629,711       (417,738)
Weighted average shares
 outstanding                          3,415,513      3,366,013
                                   ------------   ------------
 Net income (loss) per share       $        .18   $       (.12)
                                   ============   ============

DILUTED

Net income                         $    729,711   $   (417,738)
Preferred dividends                    (100,000)             0
                                   ------------   ------------
 Adjusted net income                    629,711       (417,738)
                                   ------------   ------------
Weighted average shares
 outstanding                          3,415,513      3,366,013
Net effect of dilutive stock
 options using the treasury method       89,194              0
Net effect of dilutive warrants
 using the treasury stock method         60,777              0
                                   ------------   ------------
 Dilutive potential common shares     3,565,484      3,366,013
                                   ------------   ------------
 Net Income (loss) per share       $        .18   $       (.12)

                                   ============   ============

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

                                      June 30,    December 31,
                                       1998           1997
                                   ============   ============
                                   (Unaudited)

   Raw materials                   $  2,133,210   $  2,368,547
   Work-in-process                    1,029,474        789,227
   Finished goods                       698,687      2,991,533
                                   ------------   ------------
                                   $  3,861,371   $  6,149,307
                                   ============   ============

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

On February 16, 1998, the Company cancelled reservations of the following shares of the Company's Common Stock:

     Teltronics Employee Stock Payment Plan:    661,600 shares
     Teltronics Consultant Stock Payment Plan:  105,000 shares

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

(C) WARRANTS - As discussed, on February 25,1998, the Company issued 890,000 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance. The warrants are valued at $569,600 or $.64 per share and are being amortized over five years.

NOTE 7 - SUBSEQUENT EVENTS

On July 17, 1998, the Commstar Ltd. legal action against the
Company, a director of the Company, and a former majority owned subsidiary of the Company, was dismissed with prejudice and without payment of any costs.

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

RESULTS OF OPERATIONS

The following tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997.

                               Three Months        Six Months
                               Ended June 30      Ended June 30
                              ===============   ===============
                               1998     1997     1998     1997

 Net sales                    100.0%   100.0%   100.0%   100.0%
  Cost of goods sold           54.2%    62.9%    58.2%    66.1%
                              ------   ------   ------   ------
  Gross profit                 45.8%    37.1%    41.8%    33.9%
                              ------   ------   ------   ------
 Operating expenses:
  General and administrative   13.2%    13.4%    14.1%    11.2%
  Sales and marketing          17.6%    13.8%    17.8%    13.9%
  Research and development     11.0%     8.4%    10.4%     7.1%
                              ------   ------   ------   ------
                               41.8%    35.6%    42.3%    32.2%
                              ------   ------   ------   ------
  Income (loss) from
   operations                   4.0%     1.5%     (.5%)    1.7%
                              ------   ------   ------   ------
 Other income (expense):
  Interest                     (2.9%)   (3.5%)   (3.2%)   (3.1%)
  Financing                    (0.6%)   (0.4%)   (0.9%)   (0.4%)
  Litigation costs                0%       0%       0%    (0.5%)
  Gain on dispositions          1.6%       0%     9.6%       0%
  Other                         0.9%     0.1%     0.6%    (0.2%)
                              ------   ------   ------   ------
                               (1.0%)   (3.8%)    6.1%    (4.2%)
                              ------   ------   ------   ------
  Income (loss) before
   income taxes                 3.0%    (2.3%)    5.6%    (2.5%)

  Income tax expense              0%       0%       0%       0%
                              ------   ------   ------   ------
  Net income (loss)             3.0%    (2.3%)    5.6%    (2.5%)
                              ======   ======   ======   ======

THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

Total sales for the three months ended June 30, 1998 decreased by $2,091,000 over the same period of 1997. The sale of AT Supply resulted in a sales decrease of $2,016,000 over the same period of 1997. ISI sales increased $276,000 primarily due to billings to the Operation Smart Force Consortium ("Consortium"). This Consortium consists of Raytheon, Army National Guard, General Motors-Service Technology Group and New Jersey Institute of Technology.

Gross profit for the three months ended June 30, 1998 decreased $218,000 over the same period of 1997. The decrease in gross profit was the result of the sale of AT Supply in the first quarter of 1998, offset by improved margins. The gross profit percentage of sales increased to 45.8% from 37.1% for the same period of 1997. This increase was due to product mix, with increased ISI sales and decreased low margin AT Supply sales. Also, personnel reductions were implemented in the first quarter of 1998.

Total operating expenses for the three months ended June 30, 1998 decreased $349,000 over the same period of 1997. General and administrative expenses decreased $290,000 for the quarter due to the sale of AT Supply and personnel reductions implemented in the first quarter of 1998.

Net income from operations was $256,000 for the quarter as compared to a $125,000 profit for the same period of 1997. This income relates to improved margins and reduced operating expenses related to the sale of AT Supply. Interest expense for the quarter was $185,000 as compared to $295,000 for the same period of 1997. This decrease relates to the sale of AT Supply, reduced borrowings with CIT and the repurchase of Subordinated Convertible Debentures from Sirrom Capital Corporation.

Income tax expense for the quarter was offset by the realization of net operating loss carry forwards.

Net income was $191,000 for the quarter as compared to a loss of $(196,000) for the same period of 1997. The customer list and maintenance and support agreements for the ORBi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

Total sales for the six months ended June 30, 1998 decreased by $3,550,000 over the same period of 1997. The sale of AT Supply resulted in a sales decrease of $3,046,000 over the same period of 1997. ISI sales increased $597,000 primarily due to billings to the Consortium.

Gross profit for the six months ended June 30, 1998 decreased $173,000 over the same period of 1997. The decrease in gross profit was the result of the sale of AT Supply, offset by improved margins. The gross profit percentage of sales increased to 41.8% from 33.9% for the same period of 1997. This increase was due to product mix, with increased ISI sales and decreased low margin AT Supply sales. Also, personnel reductions were implemented in the first quarter of 1998.

Total operating expenses for the six months ended June 30, 1998 increased $178,000 over the same period of 1997. Research and development expenses increased $173,000 for the six months. This increase is the result of the Company's continued funding of ISI and the Vision (registered trademark) product line (SRX).

Net loss from operations was $(68,000) for the six months ended June 30, 1998 as compared to a $282,000 profit for the same period of 1997. This loss relates to increased operating expenses and the Company's continued funding of ISI. Interest expense for the six months was $421,000 as compared to $514,000 for the same period of 1997. This decrease relates to the sale of AT Supply, reduced borrowings with CIT and the repurchase of Subordinated Convertible Debentures from Sirrom Capital Corporation.

Income tax expense for the six months was offset by the realization of net operating loss carry forwards.

Net income was $730,000 for the six months ended June 30, 1998 as compared to a loss of $(418,000) for the same period of 1997. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998. The customer list and maintenance and support agreements for the ORBi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided primarily by operations, borrowings from The CIT Group/Credit Finance ("CIT"),
Debentures and Senior Secured Loans discussed below and the disposition of AT Supply.

The Company's working capital ratio at June 30, 1998 was 1.03:1 as compared to 1.0:1 at December 31, 1997. Net working capital was $290,000 at June 30, 1998 as compared to $(50,000) at
December 31, 1997.

Net cash increased $466,000 during the six months ended June 30, 1998. Net cash flow used in operating activities was $39,000 for the six months ended June 30, 1998. Accounts receivable increased by $185,000 and inventory decreased by $219,000 for the six months ended June 30, 1998. Net cash flow used in investing activities for the six months ended June 30, 1998 was $237,000. Acquisition of property and equipment totaled $483,000 for the six months ended June 30, 1998.

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

CURRENT OUTLOOK

The Company continues to see slow sales in its Vision (registered trademark) PBX line although the quote activity has increased. The 911 switching business continues to grow. IRISnGEN (trademark) beta software will be released at the end of July and a number of orders have already been taken for this next generation Remote Alarm Management product.

ISI, with the Consortium, successfully completed the Science and Technology proof of concept for the Smart Truck, which was completed on time and within budget. The customer is evaluating whether it intends to give ISI a new contract to take this project to the next stage. ISI currently has a number of customers that are testing its products and has received orders of low quantities during this proof of concept period. There can be no assurances that any of the current customers will order any major quantities of ISI products in the near future.

Both the Remote Maintenance product line and the Electronic
Manufacturing business are achieving projections.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about September 12, 1995, Commstar, Ltd., a Canadian corporation, commenced an action in the Circuit court of the Thirteenth Judicial District, Hillsborough County, Florida, against the Company, a director of the Company, and a former majority owned subsidiary of the Company, seeking damages in connection with a 1993 sale of shares of the former subsidiary. The complaint sought rescission, damages in excess of $15,000, as well as costs and attorneys fees, was dismissed on February 9, 1996 without prejudice. The complaint was subsequently refiled and discovery in the action commenced. On July 17, 1998 the Court approved a Stipulation among the parties dismissing the action with prejudice and without payment of any costs.

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

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on June 8, 1998, the stockholders of the Company:

    (1) Elected Norman R. Dobiesz, Ewen R. Cameron, Craig Macnab and Carl S. Levine directors to serve until the next annual meeting of the stockholders (3,190,355 Common Stock votes and all of the Series A Preferred and Series B Preferred stock votes in favor, 16,208 votes withheld/abstentions); and
    (2) Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year (3,199,911 Common Stock votes and all of the Series A Preferred and Series B Preferred stock in favor, 2,498 votes opposed, 4,174 abstentions).

ITEM 5.  OTHER INFORMATION - None

ITEM 6A. EXHIBITS

         27 Financial Data Schedule . . . . . . . . . . . . .(a)

ITEM 6B. REPORTS ON FORM 8-K - None
__________________________
(a) Filed as an Exhibit to this Quarterly Report on Form 10-Q for the six month period ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TELTRONICS, INC.


July 28, 1998                 Ewen R. Cameron
                              President & Chief Executive Officer



July 28, 1998                 Mark E. Scott
                              Vice President of Finance and
                              Principal Accounting Officer