Form 10-Q
period 1998-09-30
TELTRONICS INC
filed 1998-10-23
CIK 97052

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended September 30, 1998.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 23, 1998 there were 3,415,513 shares of the Registrant's Common Stock outstanding.

                                INDEX


                                                                 PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .3-11

         Consolidated Balance Sheets at September 30, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . 3-4

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 1998 and 1997 . . . . . . . 5

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 1998 and 1997 . . . . . . . . . . . . . . 6-7

         Notes to Interim Consolidated Financial Statements. . . . . .8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . 12-16


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6A. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6B. REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  TELTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1998            1997
                                               =============   ============
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                          $   120,560    $   435,538
  Accounts receivable, net of allowance
    for doubtful accounts of $135,000
    at September 30, 1998
    and $679,927 at December 31, 1997             4,147,313      4,823,382
  Inventories                                     4,375,188      6,149,307
  Prepaid expenses and other current assets         576,930        615,743
                                                -----------    -----------
    Total current assets                          9,219,991     12,023,970
                                                -----------    -----------
PROPERTY AND EQUIPMENT, NET                       4,601,538      3,666,881
                                                -----------    -----------
OTHER ASSETS                                        476,009        361,913
                                                -----------    -----------
    Total assets                                $14,297,538    $16,052,764
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS - Continued

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1998            1997
                                               =============   ============
                                                (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $ 4,796,163    $ 4,763,835
  Current portion of capital lease obligations      305,919        159,215
  Accounts payable                                3,036,204      5,610,101
  Accrued expenses and other current
    liabilities                                   1,291,467      1,541,228
                                                -----------    -----------
   Total current liabilities                      9,429,753     12,074,379
                                                -----------    -----------

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion          1,458,112      4,607,576
  Capital lease obligations, net of current
    portion                                         491,282         82,655
                                                -----------    -----------
   Total long-term liabilities                    1,949,394      4,690,231
                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par value, 40,000,000
    shares authorized, 3,415,513 issued
    and outstanding.                                  3,417          3,867
  Non-voting common stock, $.001 par value,
    5,000,000 shares authorized, zero shares
    issued and outstanding                                0              0
  Preferred stock, $.001 par value, 5,000,000
    shares authorized -
    Preferred Series A stock, $.001 par value,
      100,000 shares authorized, 100,000
      shares issued and outstanding                     100            100
    Preferred Series B Convertible stock, $.001
      par value, 25,000 shares authorized,
      25,000 shares issued and outstanding               25              0
  Additional paid-in capital                     16,313,298     14,434,772
  Accumulated deficit                           (13,398,449)   (13,959,085)
  Unpaid shares issued pursuant to Employee
    Stock Payment Plan                                    0     (1,191,500)
                                                -----------    -----------
    Total shareholders' equity (deficiency)       2,918,391       (711,846)
                                                -----------    -----------
    Total liabilities and shareholders'
    equity (deficiency)                         $14,297,538    $16,052,764
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30                SEPTEMBER 30
                             ========================  ========================
                                 1998         1997         1998         1997
                             -----------  -----------  -----------  -----------
NET SALES                    $ 6,396,714  $10,091,001  $19,433,247  $26,677,799

Cost of goods sold             3,423,332    6,648,797   11,008,112   17,610,875
                             -----------  -----------  -----------  -----------
GROSS PROFIT                   2,973,382    3,442,204    8,425,135    9,066,924
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES:
  General and
    administrative               809,905    1,337,895    2,647,976    3,200,321
  Sales and marketing          1,190,309    1,202,751    3,516,508    3,500,321
  Research and development       822,470      567,991    2,178,347    1,750,680
                             -----------  -----------  -----------  -----------
                               2,822,684    3,108,637    8,342,831    8,451,322
                             -----------  -----------  -----------  -----------
Income from operations           150,698      333,567       82,304      615,602
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest                      (206,585)    (353,915)    (627,607)    (868,137)
  Financing                      (52,447)     (28,363)    (153,548)    (104,726)
  Litigation costs               (35,000)      (1,381)     (39,096)     (81,777)
  Gain on dispositions                 0            0    1,248,250            0
  Other                          149,260        9,824      225,333      (18,968)
                             -----------  -----------  -----------  -----------
                                (144,772)    (373,835)     653,332   (1,073,608)
                             -----------  -----------  -----------  -----------
Income (loss) before
  income taxes                     5,926      (40,268)     735,636     (458,006)

Income tax expense                     0            0            0            0
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS)            $     5,926  $   (40,268) $   735,636  $  (458,006)
                             ===========  ===========  ===========  ===========
INCOME (LOSS) PER SHARE,
BASIC AND DILUTED:           $      (.02) $      (.01) $       .16  $      (.14)
                             ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                ===========================
                                                    1998           1997
                                                -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   735,636    $  (458,006)
  Adjustments to reconcile net income (loss)
    to net cash flows provided by (used in)
    operating activities:
    Bad debt expense                                 55,082         58,547
    Provision for obsolete inventory                274,346        123,622
    Depreciation and amortization                   652,837        646,423
    Gain on dispositions                         (1,248,520)             0
    Gain on sale of assets                             (118)             0

  Changes in operating assets and liabilities,
    net of dispositions:
    Accounts receivable                            (458,554)       152,697
    Inventories                                    (477,338)       627,757
    Prepaid expenses and other current assets      (397,461)      (286,968)
    Accounts payable                                520,948     (2,988,713)
    Accrued expenses and other liabilities          159,205        169,008
                                                -----------    -----------
Net cash flows used in operating activities        (183,937)    (1,955,633)
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment            (704,147)    (1,247,902)
  Increase in other assets                            5,503       (127,410)
  Proceeds from dispositions                        150,000              0
  Proceeds from sale of assets                        1,000              0
                                                -----------    -----------
Net cash flows used in investing activities        (547,644)    (1,375,312)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in cash overdraft                            0        (25,180)
  Net proceeds from line of credit                  699,861        189,580
  Loan proceeds                                   1,363,768      4,250,000
  Principal repayments of loans, notes
    and leases                                   (1,472,026)      (541,058)
  Dividends on Series B Preferred Stock            (175,000)             0
  Cash received from stock issuance                       0         82,625
                                                -----------    -----------
Net cash flows provided by financing activities     416,603      3,955,967
                                                -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                 (314,978)       625,022

Cash and cash equivalents - beginning of period     435,538              0
                                                -----------    -----------
Cash and cash equivalents - end of period       $   120,560    $   625,022
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                 ========================
                                                    1998          1997
                                                 ----------    ----------
SUPPLEMENTAL NON-CASH FINANCING AND
INVESTING ACTIVITIES:
  Issuance of preferred stock                    $2,500,000    $        0
                                                 ==========    ==========
  Issuance of warrants                           $  569,600    $        0
                                                 ==========    ==========
  Note receivable from disposition of
  AT Supply                                      $  200,000    $        0
                                                 ==========    ==========
  Cancellation of unpaid shares issued pursuant
  to Employee Stock Payment Plan                 $1,191,500    $        0
                                                 ==========    ==========
  Lease of fixed assets                          $  857,562    $        0
                                                 ==========    ==========
  Issuance of shares pursuant to Employee
  Stock Payment Plan at an average price
  of $2.50 per share                             $        0    $1,250,000
                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS/BASIS OF PRESENTATION

Teltronics, Inc. (the "Company") was incorporated in Delaware in February, 1989. The Company is engaged in product research, design and manufacturing of electrical components, equipment and software, primarily relating to the telecommunications industry, including the Mentis , wearable, multimedia computer, and application software products, and engages in contract manufacturing.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics/SRX, Inc. ("SRX"), and its 80% owned subsidiary AT Supply, Inc. ("AT Supply"), and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). AT Supply was sold on March 6, 1998.

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997, as presented in the Company's annual report on Form 10-KSB.

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

The following unaudited table sets forth the computation of basic and diluted earnings per share:

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30               SEPTEMBER 30
                            ========================   =======================
                                 1998        1997          1998        1997
                             ----------   ----------   ----------   ----------
BASIC

Net income                   $    5,926   $  (40,268)  $  735,636   $ (458,006)
Preferred dividends             (75,000)           0     (175,000)           0
                             ----------   ----------   ----------   ----------
  Adjusted net income           (69,074)     (40,268)     560,636     (458,006)
Weighted average shares
  outstanding                 3,415,513    3,380,173    3,415,513    3,370,785
                             ----------   ----------   ----------   ----------
  Net income (loss)
    per share                $     (.02)  $     (.01)  $      .16   $     (.14)
                             ==========   ==========   ==========   ==========
DILUTED

Net income                   $    5,926   $  (40,268)  $  735,636   $ (458,006)
Preferred dividends             (75,000)           0     (175,000)           0
                             ----------   ----------   ----------   ----------
  Adjusted net income           (69,074)     (40,268)     560,636     (458,006)
Weighted average shares
  outstanding                 3,415,513    3,380,173    3,415,513    3,370,785
                             ----------   ----------   ----------   ----------
Net effect of dilutive
  stock options using the
  treasury method                82,159            0       86,849            0
                             ----------   ----------   ----------   ----------
Net effect of dilutive
  warrants using the
  treasury stock method           6,008            0       42,520            0
                             ----------   ----------   ----------   ----------
  Dilutive potential
    common shares             3,503,680    3,380,173    3,544,882    3,370,785
                             ----------   ----------   ----------   ----------
  Net Income (loss)
    per share                $     (.02)  $     (.01)  $      .16   $     (.14)
                             ==========   ==========   ==========   ==========

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1998            1997
                                               ============    ===========
                                                               (Unaudited)
   Raw materials                               $ 2,166,792     $ 2,368,547
   Work-in-process                               1,324,036         789,227
   Finished goods                                  884,360       2,991,533
                                               -----------     -----------
                                               $ 4,375,188     $ 6,149,307
                                               ===========     ===========

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

On February 16, 1998, the Company authorized 25,000 shares of Series B Convertible Preferred Stock at a par value of $.001 per share.

On February 25, 1998, the Company issued $2,500,000 of Series B Convertible Preferred Stock. The Company issued 25,000 shares at a par value of $.001 per share. The proceeds were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997. The Series B Convertible Preferred Stock provides for a $12 per share annual dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Series B Convertible Preferred Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Series B Convertible Preferred Stock cannot be called for two years and after two years, only if the twenty-day average bid price exceeds $5.50 per share. After four years, the Company has the right to redeem the Series B Convertible Preferred Stock in full at 100% of the face value plus accrued and unpaid dividends. The Series B Convertible Preferred Stock contains certain financial covenants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

A number of statements contained in this Report are forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward- looking statements involve a number of risks and uncertainties, including the timely development, and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described in the Company's filings with the Securities and Exchange Commission, including its 1997 Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

RESULTS OF OPERATIONS

The following tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997.

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30         SEPTEMBER 30
                                    ==================   =================
                                      1998      1997       1998      1997
                                     ------    ------     ------    ------
 Net sales                           100.0%    100.0%     100.0%    100.0%
  Cost of goods sold                  53.5%     65.9%      56.6%     66.0%
                                     ------    ------     ------    ------
  Gross profit                        46.5%     34.1%      43.4%     34.0%
                                     ------    ------     ------    ------
 Operating expenses:
  General and administrative          12.7%     13.3%      13.7%     12.0%
  Sales and marketing                 18.6%     11.9%      18.1%     13.1%
  Research and development            12.8%      5.6%      11.2%      6.6%
                                     ------    ------     ------    ------
                                      44.1%     30.8%      43.0%     31.7%
                                     ------    ------     ------    ------
  Income (loss) from operations        2.4%      3.3%       0.4%      2.3%
                                     ------    ------     ------    ------
 Other income (expense):
  Interest                            (3.2%)    (3.5%)     (3.2%)    (3.3%)
  Financing                           (0.8%)    (0.3%)     (0.8%)    (0.4%)
  Litigation costs                    (0.6%)     0.0%      (0.2%)    (0.3%)
  Gain on dispositions                 0.0%      0.0%       6.4%      0.0%
  Other                                2.3%      0.1%       1.2%      0.0%
                                     ------    ------     ------    ------
                                      (2.3%)    (3.7%)      3.4%     (4.0%)
                                     ------    ------     ------    ------
  Income (loss) before income taxes    0.1%      (.4%)      3.8%     (1.7%)

  Income tax expense                   0.0%      0.0%       0.0%      0.0%
                                     ------    ------     ------    ------
  Net income (loss)                    0.1%     (0.4%)      3.8%     (1.7%)
                                     ======    ======     ======    ======


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

Total sales for the three months ended September 30, 1998 decreased by $3,694,000 over the same period of 1997. The sale of AT Supply resulted in a sales decrease of $2,641,000 over the same period of 1997. Also, 1997 included a onetime switching equipment sale of $935,000 that did not occur in 1998.

Gross profit for the three months ended September 30, 1998 decreased
$469,000 over the same period of 1997. The decrease in gross profit is explained above and is offset by improved margins. The gross profit percentage of sales increased to 46.5% from 34.1% for the same period of 1997. This increase was due to product mix, with decreased low margin AT
Supply sales.

Total operating expenses for the three months ended September 30, 1998 decreased $286,000 over the same period of 1997. General and administrative expenses decreased $528,000 for the quarter due to the sale of AT Supply. Research and development expenses increased $254,000 for the quarter due to continued funding of ISI and the Vision product line (SRX).

Net income from operations was $151,000 for the quarter as compared to a $334,000 profit for the same period of 1997. This decrease is explained above. Interest expense for the quarter was $207,000 as compared to $354,000 for the same period of 1997. This decrease relates to the sale of AT Supply, reduced borrowings with CIT and the repurchase of Subordinated
Convertible debentures from Sirrom Capital Corporation.

Income tax expense for the quarter was offset by the realization of net operating loss carry forwards.

Net income was $6,000 for the quarter as compared to a loss of $40,000 for the same period of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

Total sales for the nine months ended September 30, 1998 decreased by $7,245,000 over the same period of 1997. The sale of AT Supply resulted in a sales decrease of $5,687,000 over the same period of 1997. Also, 1997 included a onetime switching equipment sale for $935,000 that did not occur in 1998.

Gross profit for the nine months ended September 30, 1998 decreased
$642,000 over the same period of 1997. The decrease in gross profit is explained above and is offset by improved margins. The gross profit percentage of sales increased to 43.4% from 34.0% for the same period of 1997. This increase was due to product mix, with increased ISI sales and decreased low margin AT Supply sales.

Total operating expenses for the nine months ended September 30, 1998 decreased $108,000 over the same period of 1997. General and administrative expenses decreased $552,000 due to the sale of AT Supply.
Research and development expenses increased $428,000 for the nine months.
This increase is the result of the Company's continued funding of ISI and the Vision product line (SRX).

Net income from operations was $82,000 for the nine months ended September
30, 1998 as compared to a $616,000 profit for the same period of 1997.
This decrease is explained above. Interest expense for the nine months was $628,000 as compared to $868,000 for the same period of 1997. This decrease relates to the sale of AT Supply, reduced borrowings with CIT and the repurchase of Subordinated Convertible Debentures from Sirrom Capital
Corporation.

Income tax expense for the nine months was offset by the realization of net operating loss carry forwards.

Net income was $736,000 for the nine months ended September 30, 1998 as compared to a loss of $(458,000) for the same period of 1997. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998. The customer list and maintenance and support agreements for the ORBi-TEL for


Windows contract maintenance business were sold to MDR Telemanagement
Limited in April, 1998 for a gain of $100,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash provided primarily by operations, borrowings from The CIT Group/Credit Finance ("CIT"), Debentures and Senior
Secured Loans discussed below and the disposition of AT Supply.

The Company's working capital ratio at September 30, 1998 was .98:1 as compared to 1.0:1 at December 31, 1997. Net working capital was $(210,000) at September 30, 1998 as compared to $(50,000) at December 31, 1997.

Net cash decreased $315,000 during the nine months ended September 30, 1998. Net cash flow used in operating activities was $184,000 for the nine months ended September 30, 1998. Accounts receivable increased by $459,000 and inventory increased by $477,000 for the nine months ended September 30, 1998. Net cash flow used in investing activities for the nine months ended
September 30, 1998 was $548,000. Acquisition of property and equipment totaled $704,000 for the nine months ended September 30, 1998. Cash flows from financing activities totaled $417,000 for the nine months ended
September 30, 1998.

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

CURRENT OUTLOOK

Although Vision (registered TM) sales continue to be disappointing, the Company has aggressively pursued new distributors. A number of these new distributors have now been trained and are commencing to order systems.
The Company has received a partial order for a contract for the 911 switching systems for the State of Connecticut. It anticipates delivery of a number of these systems before the end of this year.

The Company continues to see growth in its Remote Maintenance products with record sales of the Site Event Buffer (registered TM) ("SEB") products during August. The release of IRISnGEN (TM) has allowed the Company to sign up new customers who should ultimately purchase SEBs.


ISI products continue to be tested and the Company does not anticipate any major sales prior to the end of this fiscal year. There are a number of companies that are considering quantity purchases during 1999. However, the Company can make no assurances that these orders will be forthcoming.

Electronic Manufacturing continues on target and the Company achieved ISO
9002 for its manufacturing, service and installation departments.

IMPACT OF YEAR 2000

The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement, expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

The Company is pursuing an organized program to assure the Company's products, production equipment and information systems and related infrastructure will be Year 2000 compliant. The Company's Year 2000 program includes four phases: (1) an audit and assessment phase designed to identify Year 2000 issues; (2) a modification and testing phase designed to correct Year 2000 issues internally; (3) a purchase phase designed to correct Year 2000 issues externally; and (4) an implementation and test phase to install and test the system for Year 2000 compliance for external purchases.

The Company has completed the audit and assessment phases for major products. The modification of major products and related testing should be completed by December 31, 1998. Selected older and discontinued products are not Year 2000 compliant and customers have been advised. The cost to update products for Year 2000 compliance was not significant and was completed in conjunction with ongoing development efforts.

The Company has completed the assessment of production equipment and related infrastructure. All such equipment and infrastructure is Year 2000 compliant.

The Company has completed an audit and assessment of the Year 2000 issue for the computer system. The Company's computer system were written using two digits rather than four to define the applicable year. As a result, this system is time sensitive which would recognize a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations, causing operation disruption and a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has leased a new computer system that is Year 2000 compliant.
This system cost $550,000 and was received in August and September, 1998.
Internal costs are not expected to increase due to the computer system installation. The external installation and training costs are budgeted at $170,000 and the installation is estimated to be completed by June 30, 1999, which is prior to any significant impact on its operating systems.
None of the training and installation costs have been incurred as of September 30, 1998. The $170,000 will be paid from operating cash flow.
The system installation should not defer any additional systems projects.

The Company is initiating formal communications with its significant suppliers to determine the extent to which its raw materials are vulnerable to the Year 2000 issue. If any such suppliers indicate that they are not Year 2000 compliant, the Company will develop contingency plans to address the issue. This audit and assessment should be completed by December 31, 1998.

At the present time, the Company does not have a contingency plan to operate in the event that its business systems, products and raw materials are not Year 2000 compliant. If testing scheduled for the first and second quarters of 1999 suggests that there is a significant risk that the computer system, products and raw materials might not be Year 2000 compliant, a contingency plan will be developed.

Notice: Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules, cost and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year
2000 compliance. These risk factors include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to install the new computer system on a timely basis and the ability to source
Year 2000 compliant raw materials, and the completion of product modifications. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6A.  EXHIBITS

          27  Financial Data Schedule. . . . . . . . . . . . . . . . . .(a)

ITEM 6B.  REPORTS ON FORM 8-K - None

__________________________

(a) Filed as an Exhibit to this Quarterly Report on Form 10-Q for the nine month period ended September 30, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TELTRONICS, INC.


October 23, 1998                Ewen R. Cameron
                                President & Chief Executive Officer



October 23, 1998                Mark E. Scott
                                Vice President of Finance and
                                Principal Accounting Officer
