Form 10-K
period 1998-12-31
TELTRONICS INC
filed 1999-03-31
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________ to _______________

Commission File Number:          0-17893
                                ---------

                              TELTRONICS, INC.
             --------------------------------------------------
               (Name of small business issuer in its charter)

          Delaware                                    59-2937938
-----------------------------                 ------------------------
(State or other jurisdiction                    (IRS Employer
of Incorporation or organization)               Identification Number)

     2150 Whitfield Industrial Way,  Sarasota, Florida         34243
     -----------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

     Issuer's telephone number, including area code:   (941) 753-5000
     -----------------------------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ X ].

Issuer's revenues for its most recent fiscal year:     $26,794,674

The aggregate market value (closing sale price) on the NASDAQ Stock Market of the Registrant's Common Stock held by non-affiliates at February 26, 1999, was approximately $2,904,000. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 26, 1999, 3,604,522 shares of the Registrant's common stock, par value $.001, were issued and outstanding.


Exhibit index appears on pages 52-54.

                              TABLE OF CONTENTS


                                                                     Page
PART I

   Item 1    Business...................................................3
   Item 2    Properties.................................................9
   Item 3    Legal Proceedings.........................................10
   Item 4    Submission of Matters to a Vote of Security Holders.......10

PART II

   Item 5    Market for Registrant's Common Equity and
             Related Stockholder Matters...............................11
   Item 6    Selected Financial Data...................................12
   Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operation........................13
   Item 7A   Quantitative and Qualitative Disclosures About
             Market Risk...............................................18
   Item 8    Financial Statements......................................19
   Item 9    Changes and Disagreements with Accountants in
             Accounting and Financial Disclosure.......................44

PART III

   Item 10   Directors and Executive Officers of the Registrant....... 45
   Item 11   Executive Compensation....................................47
   Item 12   Security Ownership of Certain Beneficial Owners
             and Management............................................49
   Item 13   Certain Relationships and Related Transactions............51

PART IV

   Item 14   Exhibits, Financial Statements, Schedules and
             Reports on Form 8-K.......................................52

                                  PART I

ITEM 1.  BUSINESS

GENERAL

     Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium (R) powered, multimedia computer for the wearable computer industry.

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

     On April 18, 1996, ISI acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company ("Interactive") and its three members ("Members") pursuant to an Agreement of Sale dated March 27, 1996 as amended by an Amendment to Agreement of Sale dated April 18, 1996 ("Agreement"). Under the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a wearable, self-contained, voice activated, portable, Pentium (R) processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement. See BUSINESS - MOBILE, MULTIMEDIA COMPUTER PRODUCTS.

     On September 20, 1996, Teltronics/SRX, Inc. ("Teltronics/SRX"), a wholly owned Delaware subsidiary of the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas, under an Agreement of Sale among Seller, Teltronics/SRX and the Company dated September 19, 1996 ("Agreement") approved by order of the United States Bankruptcy Court, Eastern District of Texas, Sherman Division. In addition to the Company's issuing 650,000 restricted shares of its Voting Common Stock for substantially all of the Seller's assets, the Company issued 100,000 restricted shares of Voting Common Stock to discharge the indebtedness Seller owed to certain lenders, and the Company and Teltronics/SRX assumed certain obligations as described in the Agreement. Teltronics/SRX sells PBX systems, switches and related PBX telecommunication and peripheral devices. On December 22, 1998, the Company issued an additional 62,626 shares of restricted common stock to settle all claims with the Seller. In addition, the Company released the restrictive legend on the 750,000 shares of common stock issued in 1996 as part of the acquisition. See BUSINESS - PBX/ACD PRODUCTS.


FORWARD-LOOKING STATEMENTS

     A number of statements contained in this Annual Report on Form 10-K are forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including the timely development, and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, the ability to comply with the rules for inclusion in the Nasdaq Stock Market and other factors described in the Company's filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

TELTRONICS - SEGMENT

REMOTE MAINTENANCE PRODUCTS

     Emphasis on service as a product (the maintenance and repair of systems) caused a market for automated fault/alarms management systems to emerge in the 1980's. The market is based on the need to monitor a population of remotely located, computer based systems from a Technical Assistance Center ("TAC"). This capability is extremely important in the telecommunications industry as well as in other service environments. To effectively address this market, service providers need state of the art technology to manage and maintain their equipment, and to project a proactive service image to their customers.

     Management believes that it has established a strong competitive position in the Remote Maintenance market through sales of the following products: Site Event Buffer-II (R), SEB jr. (tm), and IRISnGEN (tm).

     Site Event Buffer-II ("SEB-II (R)"). The SEB-II (R) monitoring system monitors remotely located Network elements.

     The SEB-II product may simultaneously monitor up to four Network elements. In addition to fault/alarm reporting and security functionality the SEB-II also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II to concurrently collect and store various forms of data, such as Station Message Detail Records (SMDR), Automatic Call Distribution (ACD) data, and Private Automated Branch Exchange ("PABX") traffic information. By using IRIS and IRISnGEN (tm), this data may be retrieved and processed into useful reports.

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

     SEB jr. (tm). The SEB jr. (tm) remote monitor was introduced to penetrate a new segment of the market. SEB jr. (tm) is an affordable remote monitor for smaller, less expensive Network elements, yet provides virtually all of the features of the SEB-II. SEB jr. is positioned to allow service providers to offer complete end-to-end monitoring of networks consisting of a wide variety of elements. With the introduction of SEB jr., Teltronics' Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network elements, regardless of size or cost.

     INTELLI.M@N (tm) The INTELLI.M@N (tm) product, introduced in late 1997, moves the Remote Maintenance product line into exciting new areas. The monitoring of local area network ("LANs"), wide area network ("WANs"), equipment is critical to the operation of enterprise data networks. The INTELLI.M@N (tm) product works in conjunction with the SEB and allows Service Providers to leverage their investment a new way. This device lets the SEB monitor data networks and report faults and other events through the same infrastructure that is used to monitor PABXs, and voice mail systems in traditional voice network applications. Since most service customers have both voice and data systems, this offering provides a new revenue opportunity for Service Providers. A single SEB can monitor a PABX, a voice mail system, and through the INTELLI.M@N (tm) device many network elements. The INTELLI.M@N (tm) is fully simple network management protocol ("SNMP") compliant and can receive alarms from network elements and actively query many parameters (MIB objects) in the multiple network elements. In this role, the INTELLI.M@N product serves as an SNMP manager responsible for a segment of the network and reports alarms out-of-band to the Service Provider. It can also serve as an SNMP Mid-Level-Manager reporting in-band to a Network Management System ("NMS") in the enterprise.

     When configured with the LATIN (Legacy Adapter To InterNet) software option INTELLI.M@N (tm) serves as a universal SNMP proxy agent for equipment that is not SNMP compliant. Customers may now monitor a wide variety of legacy telecom and data network devices with their enterprise SNMP based NMS. INTELLI.M@N (tm) hardware will interface to any equipment that outputs fault and status information via an RS232C port. Received events are sent to the NMS as SNMP traps and the INTELLI.M@N (tm) MIB may be queried and examined by the NMS. The INTELLI.M@N (tm) product also has a WEB Server which allows the MIB to be viewed with a simple WEB browser.

     In a third configuration, the INTELLI.M@N (tm) combines the capabilities of both remote maintenance SNMP manager and proxy agent. This product is used when both proxy agent and out-of-band reporting is required at a single site.

     IRISnGEN (tm). The IRISnGEN (tm) system is a comprehensive software package that is used by service providers in Technical Assistance Centers to monitor alarms and to process data collected from the Network Elements.

     SEB remote monitors associated with remote Network elements report events to the IRISnGEN (tm) software. These events may represent alarm conditions in the Network elements, or may simply be status information to indicate that everything is working properly. Using IRISnGEN (tm) software, the service provider often identifies and resolves problems before the customer is aware of them. IRISnGEN software is also used to collect data stored in SEBs and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access Network elements for routine maintenance.

     A database of Network element alarms is maintained in IRISnGEN so that the service provider may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of Network Elements

     Building on the success of the UNIX based IRIS product, the IRISnGEN product brings the next generation of alarms management to the marketplace. This new product incorporates all the features of the original IRIS product while introducing major new capabilities.

     This advanced alarms management system is a client/server application and takes full advantage of the power and flexibility of Windows NT (R). Any number of users with PCs running Windows (R) 95 or Window NT (R) Workstation can access the system. The system has a relational database designed to support the organization of a typical Service Provider operating a Technical Assistance Center. It also supports the creation of an unlimited number of relationships that logically group customer sites and monitored systems. Geographical alarm display, alarm escalation, alarm correlation, alarm forwarding, help desk, and World Wide Web access are just a few of the new capabilities being introduced. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program Interface (API) has been introduced to assist customers in integrating IRISnGEN with legacy management systems and databases.

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

     IRIS (R) Traffic. This optional IRISnGEN software module is a traffic analysis system that allows service providers to perform traffic studies on NORTEL SL-1 and Meridian-1 PABX systems. The information created by this application assists the service provider in "fine tuning" their customer's PABX to operate more efficiently. The IRISnGEN Traffic system has proven to be a very effective revenue generator for service providers. The system allows the service provider to identify PABX enhancements that can be sold to the end-user to improve PABX performance.


PBX/ACD PRODUCTS

     VisionLS (tm)/VisionMS (tm). The Vision (R) Systems are multi-function Key/PBX/CENTREX/Hybrid telecommunications systems. They are used to process calls by: general business and professional organizations, health care, financial, government, technology, transportation, and education, call centers, service centers, and other organizations that need flexible, value added telecommunications capabilities. These systems are also used to pass data to and receive commands from computers via a Computer Telephone Interface ("CTI"). Inherent in the software of these telecommunications platforms are automatic call distribution (ACD), automated attendant (AIR), intelligent call handling and dynamic call routing based on ANI, DNIS, and Caller ID. Some features, such as automatic telephone relocation, copy, and replace are unmatched in the telecommunications industry.

     QueVision (tm). QueVision (tm) is a call center management product, using CTI techniques, that accepts call events from Vision (R) systems and uses that data to deliver real-time information enabling supervisors to effectively manage either formal or informal call center activity. The system provides on-demand and scheduled reports and supports the use of a wall mounted display sign to let all agents see the performance of the call center.

     CENTRALINK911. This Vision switching platform provides both the telecommunications link and automatic location identification to over seven-hundred Public Safety Answering Points (911 emergency call centers). The system is comprised of two parts: The ANI Controller, which is a Vision telecommunications platform with specialized features and the ALI controller, a computer running Teltronics' software that allows it to retrieve and display information about the location of a 911 caller based on the caller's telephone number.

     VisionWorks (tm). VisionWorks (tm) is a Windows (tm) based voice mail system providing a full- featured voice mail plus unified messaging. Through integration with MAPI compliant applications, every email, every voice mail, every fax can be handled on the client desktop. Options include local area paging, fax on demand, AMIS standard networking, and on screen call control. Using VisionPath (tm) CTI to connect to any Vision system, users can view the name and number of incoming callers, record calls as messages, and divert calls to other extensions or mailboxes. Outgoing calls can be launched from the desktop using the VisionWorks, or other contact manager.

     VisionVM (tm). A mature voice mail system that provides up to eight ports of voice mail for small to mid-sized organizations. VisionVM takes advantage of the advanced voice mail integration capabilities inherent in every Vision system to deliver customized features. VisionVM installs quickly and can be customized by users. VisionVM provides up to 6,000 mailboxes, fax detection, and networks to any AMIS compliant voice mail system.


ELECTRONIC MANUFACTURING PRODUCTS

     Teltronics provides contract electronic manufacturing services for companies in the telecommunications, industrial control, and other computer-related industries. Services include product design, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified by BABT 340 and UL. In addition, during the fourth quarter of 1998, the Company received ISO 9002 certification. Through this important quality certification, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

     Teltronics' current manufacturing capacity should allow for increased growth of the Company's existing product lines and accommodate an increase in electronic manufacturing services business. Teltronics' electronic manufacturing services business enables the Company to profit from increased parts and components purchasing discounts, and utilization of excess plant capacity. This reduces direct materials and overhead costs associated with manufacturing the Company's products. These cost savings should help make Teltronics' products more profitable and competitive in their respective markets.

ISI  - SEGMENT

MOBILE, MULTIMEDIA COMPUTER PRODUCTS

     MENTIS (R). The MENTIS (R) computer is a mobile, Pentium (R) processor powered, multimedia computer that could set the standard for multimedia computer based instruction. MENTIS (R) hardware and MentiSoft
(tm) software provide full multimedia capability and a human to human interface. The first product of its kind, MENTIS (R) computer's approach to training is called Real Time Mentoring (tm) or RTM (tm). Using full motion video and responding to voice activated commands, MENTIS (R) computer systems have the potential to minimize or eliminate classroom training in the workplace.


PATENTS, COPYRIGHTS AND TRADEMARKS

     Teltronics has no patents or copyright registrations. The Company has registered the following trademarks: Ideas That Communicate (R), Site Event Buffer (R), SuperVizor (R), CallQuest (R), IRIS, Dispatcher (R),
Net-Path(R) and SEB InterAct (R), and has applied for registration of the following trademarks: IRISnGEN (tm) and INTELLI@MAN (tm).

     Teltronics/SRX has the following patents, copyrights and trademarks:
(i) Trademarks: Shared Resource Exchange (R), SRX (R), SRX and design (R), Vision and design (R), OmniWorks and design (R), SRX OmniWorks and design
(R), VisionPath (R), VisionMS (R), VisionLS (R), VisionPhone (R), VisionXPhone (R), VisionPhonePC (tm), VisionACD (R), VisionVM (R), VisionTAS (tm), VisionOS (tm), VisionView (tm), VisionWorks (tm) and QueVision (tm); (ii) Copyrights: SRX Call processing, CENTRALINK release
1.0 software, SRX E911 software, CENTRALINK ALI release 1.2 software (co-owned with Pro-Tel, Inc.), SRX Call Processing, VisionMS (System Two) release 2.2 software, and SRX call processing, System One release 4.6 software; (iii) US Patents: Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System and Station Controller for Multi-Line Pick-Up and Automatic Monitoring of Telephone Station Moves;
and (iv) Canadian Patents: Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System.

     ISI markets products under the trademarks Interactive Solutions (tm), MENTIS (R), VoiceZoom (tm), VoiceProbe (tm), rtmEditor (tm), rtmNavigator
(tm), MentiSoft (tm), RTM (tm), Real Time Mentoring (tm), Just In Time Learning (tm) and ISI and design (tm). ISI is the owner of a copyright for its MentiSoft (tm) software for its MENTIS (R) multimedia computer.

     The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality and non-compete agreements presently executed by key employees.


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

COMPONENT PROCUREMENT

     The Company assembles all of its products at its facility in Sarasota, Florida. All components used in the assembly of the Company's products are purchased from distributors and manufacturers.

     Purchase orders for components are placed from one month to six months in advance, depending on the supply sensitivity of a particular component. Most components are available from several sources, based upon current price quotations. If these suppliers should stop carrying or manufacturing components for the Company, the Company's operations could be adversely affected until alternative sources are located and increased operating costs could result from product re-engineering required to use such substitute components. Certain electronic components used in the Company's products are purchased through American distributors from sources outside of the United States. The costs of such components increase as the value of the United States dollar decreases in relation to foreign currencies.
In addition, the availability of such components may be affected by factors external to the United States, including war, civil strife, embargo and export or import restrictions. Although there can be no assurance for the future, the Company has not experienced and does not anticipate experiencing any significant difficulty in purchasing components.


BACKLOG

     The Company's backlog at December 31, 1998, 1997 and 1996 was $3,489,000, $2,617,000 and $9,943,000 respectively. At February 26, 1999,
March 18, 1998, and February 29, 1997 the Company's backlog was $4,860,000, $3,926,000 and $11,319,000 respectively. The Company's business has changed and only Electronic manufacturing operates on a sales order backlog basis. All backlog will be shipped in 1999.


CUSTOMERS

     Sales to major customers were as follows:

                                    Years Ended December 31,
                                    ------------------------
                                    1998      1997      1996
                                    ------------------------
             Customer A              13%       ---       ---
             Customer B              12%       13%       ---
             Customer C              11%       ---       ---
             Customer D              10%       ---       ---

     No other customers exceeded 10% of total sales in any year.


COMPETITION

      The Company has two significant competitors in the Remote Maintenance marketplace, Microframe, Inc. and TSB International. The PBX market has many competitors with the dominant players being Lucent and NORTEL. The Vision PBX is active in the ACD and small PBX market. The Mobile, Multimedia Computer market is new and evolving and has a small number of competitors. Management of the Company believes the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products.

RESEARCH AND PRODUCT DEVELOPMENT

      The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 1998, 1997 and 1996 were $3,057,000, $2,428,000 and $1,391,000, respectively.


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

      Certain of the Company's products are also subject to and comply with regulation under Part 15 of the FCC Rules ("Part 15") which requires equipment classified as containing a Class A computing device to meet certain radio and television signal interference requirements. Notwithstanding this minimum compliance, however, Part 15 provides that operators of equipment containing Class A computing devices may be required to take whatever steps are necessary to correct radio and television interference caused by operation of such equipment in a residential area.


EMPLOYEES

     As of December 31, 1998, the Company employed 214 personnel.


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

     The monthly ARE Lease payment is $50,198. The ARE Lease expires in August, 2005, and may be extended by the Company for two five year periods. Included in the ARE Lease is a single story building located at 2240 Whitfield Industrial Way. This building consists of approximately 7,500 square feet.

     The Company leases approximately 10,000 square feet of warehouse space at 2245 Whitfield Industrial Way in Sarasota, Florida. The monthly lease payments are $2,450 through April 30, 1999 and $2,489 through April 30, 2000. The lease expires on April 30, 2000.

     The Company leases approximately 10,655 square feet of office space for the Teltronics/SRX research and development facility in Dallas, Texas. The monthly lease payment is $7,325 during 1996-1999 and $7,636 per month during 2000-2001. The lease expires in December, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is a party to litigation which arises in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened which, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

     On January 28, 1998, an action was commenced against the Company by Kelley Drye & Warren, LLP seeking approximately $172,000 for legal fees incurred by Shared Resource Exchange, Inc. ("SRX") in connection with the sale of substantially all of its assets to the Company in September, 1996. The Plaintiff claims that the Company agreed to pay all of its fees under the Agreement of Sale entered into between SRX and the Company on September 20, 1996. On December 28, 1998, the Court approved a stipulation among the parties dismissing the action with prejudice. This action was settled as part of the issuance of 62,626 shares of restricted common stock which settled all claims between SRX and the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1998, no matters were submitted to a vote of the stockholders of the Company.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     As of August 1, 1989, the Company listed its Common Stock for trading on The National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). The Company's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market (R) under the symbol:
TELT. The following table sets forth for the fiscal periods indicated the high and low trade prices in the over-the-counter market for the Company's Common Stock as reported on Nasdaq.

                                   COMMON STOCK
                             -------------------------
                               1998            1997
                               Trade           Trade
                             -------------------------
                             High  Low      High   Low
                             ----  ---      ----   ---
      PERIOD

   1st Quarter               3.00  1.78     4.75   3.25
   2nd Quarter               9.00  2.00     4.13   2.19
   3rd Quarter               4.06  1.63     5.50   1.69
   4th Quarter               3.88  1.50     4.88   2.50

     On February 26, 1999, the closing bid quotation for the Company's Common Stock as reported on Nasdaq was $1.94. As of February 26, 1999, there were approximately 1,415 shareholders of the Company's Common Stock. The Company has not paid cash dividends to holders of its common stock and does not plan to pay such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                        1998         1997         1996
                                        <F4>                    <F2><F3>
                                    -------------------------------------
Statement of Operations Data:

Net sales                           $26,794,674  $34,673,407  $28,878,016
Gross profit                         11,448,963   11,025,664    9,359,476
Total operating expenses             11,156,756   12,110,926   11,401,763
                                    -----------  -----------  -----------
Income (loss) from operations           292,207   (1,085,262)  (2,042,287)

Other income (expense):
  Interest                             (904,682)  (1,110,530)    (547,743)
  Financing                            (443,778)    (135,793)     (42,250)
  Litigation costs                      (58,346)    (189,645)    (323,094)
  Settlement of consulting
    agreement                                 0            0            0
  Gain on dispositions                1,248,250            0            0
  Loss from Com-Central
    transaction                               0            0            0
  Gain on sale of software rights             0            0            0
  Cost of conversion right                    0            0            0
  Other                                 247,205       33,850        9,703
                                    -----------  -----------  -----------
  Total other income (expense)           88,649   (1,402,118)    (903,384)
                                    -----------  -----------  -----------
Net income (loss)                       380,856   (2,487,380)  (2,945,671)
                                    ===========  ===========  ===========
Net income (loss) attributable to
  common shareholders                   130,856   (2,487,380)  (2,945,671)
                                    ===========  ===========  ===========
Net income (loss)per share:
  Basic                                     .04        (0.74)       (1.05)
  Diluted                                   .04        (0.74)       (1.05)
                                    ===========  ===========  ===========
Shares used to compute amount:
  Basic                               3,417,744    3,382,223    2,817,586
  Diluted                             3,522,354    3,382,223    2,817,586

Balance Sheet Data:
  Working capital                       668,480      (50,409)    (481,574)
  Total assets                       14,430,769   16,052,764   17,013,085
  Current portion of long term
    debt and capital lease
    obligations                       4,500,244    4,923,050    4,354,981
  Long term debt, less
    current portion                   3,417,288    4,690,231      921,740
  Total shareholders
    equity (deficiency)               2,618,747     (711,846)   1,717,034

                                        1995         1994
                                        <F1>
                                    ------------------------
Statement of Operations Data:

Net sales                           $21,603,491  $14,762,344
Gross profit                          8,378,507    6,098,820
Total operating expenses              7,611,517    8,946,595
                                    -----------  -----------
Income (loss) from operations           766,990   (2,847,775)
Other income (expense):
  Interest                             (381,645)    (264,615)
  Financing                            (287,275)    (413,841)
  Litigation costs                            0            0
  Settlement of consulting
    agreement                                 0     (803,894)
  Gain on dispositions                        0            0
  Loss from Com-Central
    transaction                               0     (897,781)
  Gain on sale of software rights       165,000            0
  Cost of conversion right                    0   (2,058,000)
  Other                                  (2,466)     (14,077)
                                    -----------  -----------
  Total other income (expense)         (506,386)  (4,452,208)
                                    -----------  -----------
Net income (loss)                       222,879   (6,783,433)
                                    ===========  ===========
Net income (loss) attributable to
  common shareholders                   222,879   (6,783,433)
                                    ===========  ===========
Net income (loss) per share:
  Basic                                    0.09       (11.08)
  Diluted                                  0.08       (11.08)
                                    ===========  ===========
Shares used to compute amount:
  Basic                               2,528,018      612,177
  Diluted                             2,631,659      612,177

Balance Sheet Data:
  Working capital                       887,433      472,193
  Total assets                        8,913,951    7,698,361
  Current portion of long term
    debt and capital lease
    obligations                       2,717,716    2,677,159
  Long term debt, less
    current portion                     583,673    1,539,352
  Total shareholders
    equity (deficiency)               2,338,170    1,545,293

(1)  Reflects the startup of AT Supply, Inc. in October, 1995.
(2)  Reflects the acquisition of Interactive Solutions, Inc. on
     April 18, 1996.
(3) Reflects the acquisition of Teltronics/SRX, Inc. on September 20, 1996.
(4)  Reflects the disposition of AT Supply, Inc. on March 6, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The Company has established itself in its traditional markets. It developed its position in those markets principally through organic growth and continues to grow these markets. However, the Company believes that future growth requires development or acquisition of new products and new markets. To that end, the Company acquired the technology of ISI in April, 1996 and the technology of SRX in September, 1996. These acquisitions have enabled the Company to enter other markets. In acquiring new technologies, the Company has been able to reduce its dependence on mature and less profitable markets. The Company has, therefore, been able to either close down or sell products and/or companies. The Company is now firmly focused in Telecommunications through its Vision switching platform, Remote Maintenance, and Electronic Manufacturing products. ISI is focused in the mobile, multimedia computer market.

ACQUISITIONS

     On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoverMATE (tm) panel link display, open sales orders and other purchased assets described in the Agreement. The display is sold to Ford Visteon, Chrysler, General Motors and Kelsey Hayes and other companies.

     The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for potential claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,000 at closing and issued a non-interest bearing note for $47,913 that is due no later than May 19, 1999.

DISPOSITIONS

     On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable is payable at 12% and principal and interest are due monthly over three years starting April 1, 1998. The note receivable is secured by a second lien on assets and is personally guaranteed by the principals of the buyer. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's principal lender. The buyer assumed responsibility for payment of all liabilities. The Company recognized a gain on the disposition of AT Supply of $1,148,250 during the year ended December 31, 1998. Revenues and net income for AT Supply were $1,278,000 and $6,000 respectively for the year ended December 31, 1998. Revenues and net loss were $9,293,000 and $608,000, respectively for the year ended December 31, 1997.

     On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, a contingent consideration payable in one year of $112,000 and a 30% commission based on sales, payable monthly for one year. The gain on the sale is $100,000 and the contingent gain of $112,000 and 30% commission will be recorded when realized. Revenues for these product lines were $82,000 for the year ending December 31, 1998 and $299,000 for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                                      1998        1997        1996
                                     ------------------------------
Net sales                            100.0%      100.0%      100.0%
Gross profit                          42.7        31.8        32.4
Total operating expenses              41.6        35.0        39.5
                                     ------      ------      ------
Income (loss) from operations          1.1        -3.2        -7.1
                                     ------      ------      ------
Other income (expense):
   Interest                           -3.4        -3.2        -1.9
   Financing                          -1.7        -0.4        -0.1
   Litigation costs                    -.2        -0.5        -1.1
   Gain on dispositions                4.7         0.0         0.0
   Other                                .9         0.1         0.0
                                     ------      ------      ------
Total other income (expense)            .3        -4.0        -3.1
                                     ------      ------      ------
Income (loss) before income taxes      1.4        -7.2       -10.2
Income tax expense                     0.0         0.0         0.0
                                     ------      ------      ------
Net income (loss)                      1.4%       -7.2%      -10.2%
                                     ======      ======      ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

     Sales were $26,795,000 for 1998 as compared to $34,673,000 for 1997.
This decrease was due to a reduction in AT Supply sales of $8,015,000, offset by an ISI sales increase of $530,000.

     Gross profit was $11,449,000 or 42.7% for 1998 as compared to $11,026,000 or 31.8% for 1997. The increase was due to a change in product mix, with increased Remote Maintenance and ISI sales, and the sale of AT Supply.

     General and administrative expenses were $3,398,000 for 1998 as compared to $4,873,000 for 1997. The decrease was due to expense reductions and the sale of AT Supply.

     Sales and marketing expenses were $4,702,000 for 1998 as compared to $4,810,000 in 1997.

     Research and development expenses were $3,057,000 for 1998 as compared to $2,428,000 for 1997. The increase was due to continued funding for ISI and Teltronics Remote Maintenance and PBX/ACD products.

     Income from operations was $292,000 for 1998 as compared to a loss from operations of $1,085,000 for 1997. This increase relates to improved margins, reduced expenses and the sale of AT Supply.

     Other income was $89,000 for 1998 as compared to an expense of $1,402,000 for 1997. Interest and financing was $1,348,000 for 1998 as compared to $1,246,000 for 1997. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998. The customer list and maintenance and support agreements for the OBRi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000.

     Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

     The net income was $381,000 for 1998 as compared to a net loss of $2,487,000 for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     Sales were $34,673,000 for 1997 as compared to $28,878,000 for 1996.
This increase was due to increased sales by AT Supply and PBX/ACD products and initial sales by ISI.

     Gross profit was $11,026,000 or 31.8% for 1997 as compared to $9,359,000 or 32.4% for 1996. The percentage reduction was due to product mix, with increased low margin sales for AT Supply.

     General and administrative expenses were $4,873,000 for 1997 as compared to $5,138,000 for 1996. The decrease was due to personnel reductions.

     Sales and marketing expenses were $4,810,000 for 1997 as compared to $4,872,000 for 1996.

     Research and development expenses were $2,428,000 for 1997 and as compared to $1,391,000 for 1996. The increase was due to continued funding in ISI and Teltronics' PBX/ACD products.

     The loss from operations was $1,085,000 for 1997 as compared to a loss from operations of $2,042,000 in 1996. The 1997 loss resulted from the Company's continued funding of ISI of $1,175,000 and an operating loss of $156,000 at AT Supply.

     Other expense was $1,402,000 for 1998 as compared to $903,000 for 1996. Interest and finance costs were $1,246,000 for 1997 as compared to $590,000 for 1996. This increase resulted from the issuance of the 11% Debentures in February, 1997.

     The net loss was $2,487,000 for 1997 as compared to $2,946,000 for 1996. The loss resulted from the Company's net loss of $2,064,000 in ISI and a net loss of $608,000 in AT Supply.

LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT"), Debentures and Senior Secured Loans discussed below and the disposition of AT Supply. On July 23, 1997, the Company's principal lender, CIT entered into a Ninth Amendment to the Company's Line of Credit Facility and Term Loan. The Amendment reduced the interest rate from 2.5% to 2.0% above prime rate, increased maximum availability from $4,950,000 to $7,000,000, increased the prepayment penalty for any payment prior to October 28, 1998 from 1% to 1.5%, extended the Initial Term to October 28, 2000, and added ISI as a co-borrower on the Line of Credit Facility and Term Loan. On December 22, 1998, the Ninth Amendment was changed reducing the maximum availability to $5,500,000 due to the sale of AT Supply.

     The Company's working capital ratio was 1.08:1 at December 31, 1998 as compared to 1.0:1 at December 31, 1997. Net working capital was $668,000 at December 31, 1998 as compared to a deficiency of $(50,000) at December 31, 1997. Included in current liabilities was $3,998,000 and $4,463,000 of borrowings under the Company's line of credit at December 31, 1998 and 1997, respectively.

     Net cash decreased by $299,000 for the year ended December 31, 1998 as compared to a net cash increase of $436,000 for the year ended December 31, 1997. Net cash flows used in operating activities were $94,000 for the year ended December 31, 1998 as compared to $2,422,000 for the year ended December 31, 1997.

     Accounts receivable increased by $1,138,000 for the year ended December 31, 1998 as compared to a decrease of $284,000 for the year ended December 31, 1997. This increase was due to strong fourth quarter, 1998 sales. Inventories increased by $148,000 for the year ended December 31, 1998 as compared to a decrease of $965,000 for the year ended December 31, 1997. This increase is due to purchases for first quarter, 1999 production. Accounts payable increased by $398,000 for the year ended December 31, 1998 as compared to a decrease of $2,712,000 for the year ended December 31, 1997. The increase is due to purchases related to strong fourth quarter, 1998 sales.

     Net cash flows from investing activities totaled $905,000 as compared to $1,353,000 for the year ended December 31, 1997. Acquisition of property and equipment totaled $950,000 for the year ended December 31, 1998 as compared to $1,388,000 for the year ended December 31, 1997. The decrease was due to reduced expenditures for dies and molds for ISI.

     Cash flows from financing totaled $700,000 for the year ended December 31, 1998 as compared to $4,210,000 for the year ended December 31, 1997. During 1997, Sirrom Capital provided funding of $4,250,000 to Teltronics.

     Leases of fixed assets were $862,000 for the year ended December 31, 1998 as compared to $184,000 for the year ended December 31, 1997. The increase is due to the lease of a new computer and production testing equipment.

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

     The Company entered into an agreement on February 25, 1998 with Sirrom Capital. Pursuant to this agreement, the Company issued $2,500,000 of Series B Preferred Stock and $1,750,000 of 12% Subordinated Secured Debentures due February 13, 2002. The proceeds of this financing were used to repurchase $4,250,000 of 11% Subordinated Convertible Debentures due on February 13, 2002. In connection with the Subordinated Secured Debentures, the Company issued 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. The warrants were recorded at fair value and are being amortized to financing expense over the life of the related obligation. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance.

     On March 29, 1999, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.

     The Company borrowed $1,280,000 from Sirrom Capital under a Loan and Security Agreement between the Company and Sirrom Capital dated February 25, 1998 ("Loan Agreement") and delivered its: (i) Secured Senior Subordinated Promissory Note in the principal amount of $1,000,000 with interest at 12% per annum maturing in February, 1999, the proceeds of which were used for working capital of the Company and (ii) Secured Senior Subordinated Promissory Note in the principal amount of $280,000 with interest at 12% per annum maturing in October, 2000, the proceeds of which were used to pay an equipment loan made to the Company by CIT. The Company issued 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. The warrants were recorded at fair value and are being amortized to financing expense over the life of the related obligation. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance.

     On March 29, 1999, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998.

     In addition, the Company is exploring the possibility of other equity financing.

CURRENT OUTLOOK

     The PBX/ACD "Vision" product line was reintroduced in 1997. Vision development had been neglected by the previous owners and was behind technologically compared to other switches. The Company continues to invest in engineering resources to modernize the product line. The Company entered into a distributor agreement with a major Regional Bell Operating Company and other distributors and this should contribute positively to sales for this product line during 1999. It also provides the Company and other distributors with the confidence that the Vision product has viability. The product line will continue to require investment in modernizing and integrating more exterior software products to enhance its computer telephony interface and its ACD features.

     The Company's business in CENTRALINK 911 is also a very important market for the Vision switch. The Company believes this business should continue to grow during 1999.

     The Remote Maintenance business continues to attract new customers. Once a customer purchases the Company's centralized software, continuing SEB sales can be expected. The Company invested in modernizing its original centralized software product IRIS, from a UNIX based product to a Windows NT based product. This new platform should increase sales and the majority of customers are upgrading to IRISnGEN.

     Interactive Solutions, the Company's majority owned subsidiary, is continuing to develop the voice driven, multimedia, Pentium (R), mobile computer. Pre-production units were produced during 1997, the majority of which were used as development tools and are being evaluated by a number of customers. Production units of this product are now available and have been FCC Part 15 approved. Beta trials with major customers have commenced. There are indications that the product is well accepted. There can be no assurances that any major orders will be forthcoming.

YEAR 2000 READINESS DISCLOSURE

     The Company is preparing for the impact of the arrival of the Year 2000 on its business. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

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

     The Company has completed the audit and assessment phases for all products. The modification of all products and related testing was completed by December 31, 1998. Selected older and discontinued products are not Year 2000 compliant and customers have been advised. The Company has established an Internet site as contemplated by the Year 2000 Readiness Disclosure Act to assist customers and provide information related to the Year 2000 Issue. The cost to update products for year 2000 compliance was not significant and was completed in conjunction with ongoing development efforts.

     The Company has completed the audit and assessment of production equipment and related infrastructure. Such equipment and infrastructure is year 2000 compliant.

     The Company has completed an audit and assessment of the Year 2000 issue for the computer system. The Company's computer system is not Year 2000 compliant. This could cause a system failure or miscalculations, causing operation disruption and a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has leased a new computer system that is year 2000 compliant. This system cost $570,000 and was received in August and September, 1998. Internal costs are expected to increase $100,000 per year due to the computer system installation. The external installation and training costs are estimated to be $130,000 and the installation is estimated to be completed by June 30, 1999, which would be prior to any significant impact of the Year 2000 on its operating systems. Training and installation costs of $60,000 related to the new computer system have been incurred as of December 31, 1998. The $130,000 will be paid from operating cash flow. The system installation should not defer any additional systems projects.

     The Company has initiated formal communications with its significant suppliers to determine the extent to which its raw materials are vulnerable to the Year 2000 Issue. If any suppliers indicate that they are not Year 2000 compliant, the Company plans to develop contingency plans to address the issue.

     There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If the Company's products are not Year 2000 compliant, the Company could suffer lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations or financial statements.

     The Company is also dependent on third parties, such as its customers, suppliers, service providers and other business partners. If these or other third parties fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its business operations or financial statements. For example, the failure of certain of the Company's principal suppliers to have Year 2000 compliant systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

     At the present time, the Company does not have a contingency plan to operate in the event that its business systems, products and raw materials are not Year 2000 compliant. If testing scheduled for the first and second quarters of 1999 suggests that there is a significant risk that the computer system, products and raw materials might not be Year 2000 compliant, the Company anticipates developing a contingency plan.

Notice: Various statements in this discussion of year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules, cost and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include, but are not limited to, the availability and cost of personnel trained in this area, the ability to install the new computer system on a timely basis, the ability to source Year 2000 compliant raw materials, and the completion of product modifications. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. The Company is exposed to financial market risks, including changes in interest rates and foreign currency
exchange rates.    All borrowings under the Company's bank line of credit
agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

                                                                   Page

   Report of Independent Certified Public Accountants................20
   Independent Auditors' Report......................................21
   Consolidated Balance Sheets - December 31, 1998 and 1997..........22
   Consolidated Statements of Operations for Years Ended
        December 31, 1998, 1997 and 1996.............................23
   Consolidated Statements of Shareholders' Equity (Deficiency)
        for the Years Ended December 31, 1998, 1997 and 1996.........24
   Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1998, 1997 and 1996.................25
   Notes to consolidated Financial Statements........................27
   Item 14(a)2:
        Schedule II - Valuation and Qualifying Accounts..............55

             Report of Independent Certified Public Accountants


The Board of Directors and Shareholders
Teltronics, Inc.



We have audited the accompanying consolidated balance sheets of Teltronics, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                    /s/ Ernst & Young LLP


February 26, 1999, except for
Notes 10 and 11 as to which
the date is March 29, 1999.

To the Board of Directors and Shareholders of Teltronics, Inc.





                        INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Teltronics, Inc. and Subsidiaries for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Teltronics, Inc. and Subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Millward & Co.

Millward & Co., CPAs
Fort Lauderdale, Florida
March 13, 1997

                  TELTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                                     December 31,
                                              --------------------------
                                                  1998          1997
                                              --------------------------
CURRENT ASSETS:
  Cash                                        $   136,467    $   435,538
  Accounts receivable, net                      4,755,963      4,823,382
  Inventories, net                              3,863,371      6,149,307
  Prepaid expenses and other current assets       307,413        615,743
                                              -----------    -----------
        Total current assets                    9,063,214     12,023,970
                                              -----------    -----------
PROPERTY AND EQUIPMENT, NET                     4,422,722      3,666,881
                                              -----------    -----------
OTHER ASSETS                                      944,833        361,913
                                              -----------    -----------
        Total assets                          $14,430,769    $16,052,764
                                              ===========    ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of long-term debt           $ 4,184,639    $ 4,718,031
  Current portion of capital
    lease obligations                             315,605        205,019
  Accounts payable                              2,913,161      5,610,101
  Accrued expenses and other
    current liabilities                           981,329      1,541,228
                                              -----------    -----------
        Total current liabilities               8,394,734     12,074,379
                                              -----------    -----------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion        2,870,887      4,468,322
  Capital lease obligations,
    net of current portion                        546,401        221,909
                                              -----------    -----------
        Total long-term liabilities             3,417,288      4,690,231
                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.001 par, 40,000,000
    shares authorized, 3,478,139 and
    3,866,013 issued and outstanding at
    December 31, 1998 and 1997, respectively        3,480          3,867
  Non-voting common stock, $.001 par,
    5,000,000 shares authorized, zero shares
    issued and outstanding                              0              0
  Preferred Series A stock, $.001 par value,
    100,000 shares authorized, 100,000
    shares issued and outstanding at
    December 31, 1998 and 1997                        100            100
  Preferred Series B Convertible Stock,
    $.001 par value, 25,000 shares
    authorized, 25,000 shares issued and
    outstanding at December 31, 1998                   25              0
  Additional paid-in-capital                   16,443,371     14,434,772
  Accumulated deficit                         (13,828,229)   (13,959,085)
  Unpaid shares issued pursuant to
    Employee Stock Payment Plan                         0     (1,191,500)
                                              -----------    -----------

        Total shareholders'
          equity (deficiency)                   2,618,747       (711,846)
                                              -----------    -----------

  Total liabilities and shareholders'
    equity (deficiency)                       $14,430,769    $16,052,764
                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Years Ended December 31,
                                ---------------------------------------
                                    1998           1997         1996
                                ---------------------------------------
NET SALES                       $26,794,674   $34,673,407   $28,878,016
Cost of goods sold               15,345,711    23,647,743    19,518,540
                                -----------   -----------   -----------
Gross profit                     11,448,963    11,025,664     9,359,476
                                -----------   -----------   -----------
OPERATING EXPENSES:
  General and administrative      3,397,926     4,872,743     5,138,491
  Sales and marketing             4,701,769     4,809,949     4,872,353
  Research and development        3,057,061     2,428,234     1,390,919
                                -----------   -----------   -----------
                                 11,156,756    12,110,926    11,401,763
                                -----------   -----------   -----------
Income/loss from operations         292,207    (1,085,262)   (2,042,287)
                                -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest                         (904,682)   (1,110,530)     (547,743)
  Financing                        (443,778)     (135,793)      (42,250)
  Litigation costs                  (58,346)     (189,645)     (323,094)
  Gain on dispositions            1,248,250             0             0
  Other                             247,205        33,850         9,703
                                -----------   -----------   -----------
                                     88,649    (1,402,118)     (903,384)
                                -----------   -----------   -----------
Income/(loss) before
  income taxes                      380,856    (2,487,380)   (2,945,671)

Income tax expense                        0             0             0
                                -----------   -----------   -----------
NET INCOME (LOSS)                   380,856    (2,487,380)   (2,945,671)

Dividends on Preferred
  Series B Convertible Stock        250,000             0             0
                                -----------   -----------   -----------
Income (loss) attributable
  to common shareholders        $   130,856   $(2,487,380)  $(2,945,671)
                                ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE
   (BASIC AND DILUTED)          $       .04   $      (.74)  $     (1.05)
                                ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   TELTRONICS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                     COMMON STOCK        PREFERRED STOCK
                                   -----------------     ---------------
                                    SHARES    AMOUNT     SHARES   AMOUNT
                                   ---------  ------     ------   ------
Balance,
  December 31, 1995                2,610,168  $2,611           0   $  0

Shares issued for
  acquisition of net
  assets of Shared
  Resource Exchange, Inc.            750,000     750           0      0

Issuance of stock on
  exercise of options                  4,000       4           0      0

Issuance of stock on
  exercise of warrants                 1,845       2           0      0

Issuance of Series A
  Preferred Stock                          0       0     100,000    100

Net loss                                   0       0           0      0
                                   ---------  ------     -------   ----
Balance,
  December 31, 1996                3,366,013   3,367     100,000    100

Shares issued pursuant
  to Employee Stock
  Payment Plan                       500,000     500           0      0

Net loss                                   0       0           0      0
                                   ---------  ------     -------   ----
Balance,
  December 31, 1997                3,866,013   3,867     100,000    100

Cancellation of unpaid
  shares issued pursuant
  to Employee Stock
  Payment Plan                      (450,500)   (450)          0      0

Additional shares issued
  for acquisition of net
  assets of Shared Resource
  Exchange, Inc.                      62,626      63           0      0

Issuance of Series B
  Preferred Stock                          0       0      25,000     25

Dividends paid on Series B
  Preferred Stock                          0       0           0      0

Warrants issued                            0       0           0      0

Net income                                 0       0           0      0
                                   ---------  ------     -------   ----
Balance,
  December 31, 1998                3,478,139  $3,480     125,000   $125
                                   =========  ======     =======   ====

                                                   UNPAID
                                                   EMPLOYEE
                       ADDITIONAL                  STOCK
                       PAID-IN      (ACCUMULATED   PAYMENT
                       CAPITAL       DEFICIT)      PLAN SHARES   TOTAL
                       ----------------------------------------------------
Balance,
  December 31, 1995    $10,861,593  $ (8,526,034) $         0    $2,338,170

Shares issued for
  acquisition of
  net assets of
  Shared Resource
  Exchange, Inc.         2,286,750             0            0     2,287,500

Issuance of stock
  on exercise of
  options                    6,496             0            0         6,500

Issuance of stock
  on exercise of
  warrants                   5,533             0            0         5,535

Issuance of Series
  A Preferred Stock         24,900             0            0        25,000

Net loss                         0    (2,945,671)           0    (2,945,671)
                       -----------  ------------  -----------    ----------
Balance,
  December 31, 1996     13,185,272   (11,471,705)           0     1,717,034

Shares issued pursuant
  to Employee Stock
  Payment Plan           1,249,500             0   (1,191,500)       58,500

Net loss                         0    (2,487,380)           0    (2,487,380)
                       -----------  ------------  -----------    ----------
Balance,
  December 31, 1997     14,434,772   (13,959,085)  (1,191,500)     (711,846)

Cancellation of un-
  paid shares issued
  pursuant to
  Employee Stock
  Payment Plan          (1,191,050)            0    1,191,500             0

Additional shares
  issued for acqui-
  sition of net assets
  of Shared Resource
  Exchange, Inc.           130,074             0            0       130,137

Issuance of Series B
  Preferred Stock        2,499,975             0            0     2,500,000

Dividends paid on
  Series B Preferred
  Stock                          0      (250,000)           0      (250,000)

Warrants issued            569,600             0            0       569,600

Net income                       0       380,856            0       380,856
                       -----------  ------------  -----------    ----------
Balance,
  December 31, 1998    $16,443,371  $(13,828,229) $         0    $2,618,747
                       ===========  ============  ===========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Years Ended December 31,
                                   ---------------------------------------
                                      1998           1997          1996
                                   ---------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net income/(loss)                $  380,856   $(2,487,380)   $(2,945,671)
  Adjustments to reconcile
    net income (loss) to net
    cash flows used in
    operating activities:
      Bad debt expense                 84,957       590,078         60,011
      Provision for obsolete
        inventory                     456,868       528,389              0
      Depreciation and
        amortization                1,015,963       628,485        789,981
      Amortization of intangibles           0             0        161,528
      Gain on dispositions         (1,248,520)            0              0
      Gain on sale of assets             (118)            0              0
      Amortization of deferred
        financing costs               238,534             0              0

  Changes in operating assets and
    liabilities, net of
    dispositions:
      Accounts receivable          (1,138,200)      284,021     (2,316,761)
      Inventories                    (148,043)      964,509     (1,755,165)
      Prepaid expenses and other
        current assets               (113,525)      (86,817)      (335,821)
      Accounts payable                397,904    (2,711,775)     4,733,607
      Accrued expenses and
        other liabilities             (20,796)     (131,046)       138,532
                                   ----------   -----------    -----------
Net cash flows used in
  operating activities                (94,120)   (2,421,536)    (1,469,759)
                                   ----------   -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Acquisition of property
    and equipment                    (950,261)   (1,387,627)      (442,829)
  Increase in other assets           (105,552)       34,610        (83,280)
  Proceeds from dispositions          150,000             0              0
  Proceeds from sale of assets          1,000             0              0
  Cash received in acquisition
    of Shared Resource Exchange,
      Inc. net assets                       0             0        195,917
                                   ----------   -----------    -----------
Net cash flows used in
  investing activities               (904,813)   (1,353,017)      (330,192)
                                   ----------   -----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net change in cash overdraft              0       (25,180)        25,180
  Net proceeds from line of credit  1,160,623       255,781      1,909,067
  Loan proceeds                     1,381,157     4,250,000              0
  Principal repayments of loans,
    notes and leases               (1,591,918)     (353,135)      (411,585)
  Dividends on Series B
    Preferred Stock                  (250,000)            0              0
  Cash received from stock
    issuance                                0        82,625         12,910
                                   ----------   -----------    -----------
Net cash flows provided by
  financing activities                699,862     4,210,091      1,535,572
                                   ----------   -----------    -----------
Net increase (decrease) in cash
  and cash equivalents               (299,071)      435,538       (264,379)

Cash and cash equivalents -
  beginning of year                   435,538             0        264,379
                                   ----------   -----------    -----------
Cash and cash equivalents -
  end of year                      $  136,467   $   435,538    $         0
                                   ==========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                            Years Ended December 31,
                                      ------------------------------------
                                          1998        1997        1996
                                      ------------------------------------
SUPPLEMENTAL NONCASH FINANCING
AND INVESTING ACTIVITIES:

  Issuance of Series B Preferred
  Stock in exchange for
  long-term debt                       $2,500,000  $        0  $        0
                                       ==========  ==========  ==========

  Cancellation of unpaid shares
  issued pursuant to Employee
  Stock Payment Plan                   $1,191,500  $        0  $        0
                                       ==========  ==========  ==========

  Lease of fixed assets                $  862,212  $  183,914  $  305,382
                                       ==========  ==========  ==========

  Issuance of warrants                 $  569,600  $        0  $        0
                                       ==========  ==========  ==========

  Issuance of note receivable          $  241,121  $        0  $        0
                                       ==========  ==========  ==========
  Issuance of common stock for
  Purchase of net assets of
  Shared Resource Exchange, Inc.       $  130,137  $        0  $2,287,500
                                       ==========  ==========  ==========

  Issuance of shares pursuant to
  Employee Stock Payment Plan
  at an average price of
  $2.50 per share                      $        0  $1,250,000  $        0
                                       ==========  ==========  ==========

  Subscription receivable for
  issuance of Series A
  Preferred Stock                      $        0  $        0  $   24,125
                                       ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES:

  Interest paid                        $  945,254  $1,017,757  $  583,802
                                       ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1998, 1997 and 1996


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium (R) powered, multimedia computer for the mobile computer industry.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and TELTRONICS/SRX, Inc., and its 80% formerly owned subsidiary AT Supply, Inc. ("AT Supply"), and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). AT Supply was sold on March 6, 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

On September 23, 1996, the Company, through its wholly-owned subsidiary, Teltronics/SRX, Inc. ("Teltronics/SRX"), acquired substantially all the assets of Shared Resource Exchange, Inc., which designs, manufactures, markets, sells and supports digital voice and data transmission systems. The Company's revenues are derived primarily from sales to customers throughout the United States.

On April 18, 1996, Interactive Solutions, Inc. ("ISI"), a Delaware corporation formed by the Company and an 85% owned subsidiary of the Company, acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company and its three members (the "Members") pursuant to an Agreement of Sale dated March 27, 1996.

For the year ended December 31, 1998 and 1997, losses applicable to the 15% minority interest of ISI exceeded the minority interest in the equity capital and the losses accordingly, are included in the determination of net income. However, to the extent of future earnings, if any, the Company shall be credited to the extent of such losses that were previously absorbed.


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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK - The Company's largest customer was 13%, 13% and 6% of sales in 1998, 1997 and 1996, respectively. In 1998 three additional customers were 12%, 11% and 10% of sales. No other single customer accounted for more than 10% of the Company's sales in 1997 or 1996. The Company's principal customers includes Regional Bell Operating Companies, independent telephone companies, alternative service providers and telecommunication companies located throughout the United States.

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

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 1998 relating to convertible preferred stock were anti-dilutive and were not included in the calculation of diluted loss per share.

REVENUE RECOGNITION - Revenues from product sales are recognized when the product is shipped. Beginning January 1, 1998, the Company has recognized revenue from software product sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) have been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, consulting services, etc.), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the software license fees is subject to forfeiture or refund, the company will postpone revenue recognition until the contingency has been removed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

STOCK BASED COMPENSATION - The Company accounts for its stock based compensation under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and presents disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") Accounting for Stock- Based Compensation.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use". Among other provisions, the SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Implementation of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

NOTE 3 - ACQUISITIONS

On April 18, 1996, Interactive Solutions, Inc. ("ISI"), a Delaware corporation formed by the Company and an 85% owned subsidiary of the Company, acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company and its three members (the "Members") pursuant to an Agreement of Sale dated March 27, 1996. Pursuant to the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a small, self-contained, voice activated, portable, Pentium (R) processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement. The remaining 15% ownership of ISI is held by two officers and a Director of the Company. At December 31, 1998 and 1997, ISI had a deficiency in assets.

On September 20, 1996, the Company's wholly-owned subsidiary,
Teltronics/SRX acquired substantially all of the assets and certain liabilities of Shared Resource Exchange, Inc. (the "Seller"), a Delaware corporation located in Dallas, Texas. This transaction has been accounted for as a purchase.

The Company delivered an aggregate of 750,000 restricted shares (including 100,000 shares to discharge certain debt) of its voting common stock for substantially all of the assets and selected liabilities of the Seller.
The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. On December 22, 1998, the Company issued an additional 62,626 shares of restricted common stock to settle all claims with the Seller. In addition, the Company released the restriction on the 750,000 shares of common stock issued in 1996 as part of the acquisition.


NOTE 4 - DISPOSITIONS

On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable is payable at 12% and principal and interest are due monthly over three years starting April 1, 1998. The note receivable is secured by a second lien on assets and is personally guaranteed by the principals of the buyer. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's principal lender. The buyer assumed responsibility for payment of all liabilities. The Company recognized a gain on the disposition of AT Supply of $1,148,250 during the year ended December 31, 1998. Revenues and net income for AT Supply were $1,278,000 and $6,000, respectively for year ended December 31, 1998.
Revenues and net loss were $9,293,000 and $608,000, respectively for the year ended December 31, 1997.

On April 23, 1998, the company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, a contingent consideration payable in one year of $112,000 and a 30% commission based on sales, payable monthly for one year. The gain on the sale is $100,000 and the contingent gain of $112,000 and 30% commission will be recorded when realized. Revenues for these product lines were $82,000 for the year ending December 31, 1998 and $299,000 for the year ended December 31, 1997.


NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income
(loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income
(loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 1998 relating to convertible preferred stock were anti-dilutive and were not included in the calculation of diluted loss per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                     1998          1997          1996
                                  --------------------------------------
BASIC

  Net income (loss)               $  380,856   $(2,487,380)  $(2,945,671)
  Preferred dividends               (250,000)            0             0
                                  ----------   -----------   -----------
    Income (loss) attributable
      to common shareholders      $  130,856   $(2,487,380)  $(2,945,671)
                                  ==========   ===========   ===========
  Weighted average shares
    outstanding                    3,417,744     3,382,223     2,817,586
                                  ==========   ===========   ===========

    Net income (loss) per share   $      .04   $      (.74)  $     (1.05)
                                  ==========   ===========   ===========

DILUTED

  Net income (loss)               $  380,856   $(2,487,380)  $(2,945,671)
  Preferred dividends               (250,000)            0             0
                                  ----------   -----------   -----------
    Income (loss) attributable
      to common shareholders      $  130,856   $(2,487,380)  $(2,945,671)
                                  ==========   ===========   ===========
  Weighted average shares
    outstanding                    3,417,744     3,382,223     2,817,586
  Net effect of dilutive stock
    options using the treasury
      stock method                    72,719             0             0
  Net effect of dilutive
    warrants using the
      treasury stock method           31,891             0             0
                                  ----------   -----------   -----------
    Dilutive potential
      common shares                3,522,354     3,382,223     2,817,586
                                  ==========   ===========   ===========
    Net income (loss) per share   $      .04   $      (.74)  $     (1.05)
                                  ==========   ===========   ===========

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1998 and 1997 is as follows:

                                                      December 31,
                                               --------------------------
                                                   1998          1997
                                               --------------------------
  Accounts receivable                          $ 4,865,963    $ 5,503,309
  Less allowance for doubtful accounts            (110,000)      (679,927)
                                               -----------    -----------
    Accounts receivable, net                   $ 4,755,963    $ 4,823,382
                                               ===========    ===========

The provision for doubtful accounts was $84,957, $590,078 and $60,011 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7 - INVENTORIES

The major classes of inventories at December 31, 1998 and 1997 are as follows:

                                                       December 31,
                                               --------------------------
                                                   1998           1997
                                               --------------------------
  Raw materials                                $ 2,909,470    $ 2,580,421
  Work-in-progress                                 825,631        789,227
  Finished goods                                 1,204,018      3,398,739
  Allowance for obsolete inventory              (1,075,748)      (619,080)
                                               -----------     ----------
                                               $ 3,863,371    $ 6,149,307
                                               ===========    ===========

Provisions for obsolete inventories were $456,868, $528,389, and zero for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 8 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 1998 and 1997 are as follows:

                                                       December 31,
                                               --------------------------
                                                   1998           1997
                                               --------------------------
  Machinery and equipment                      $ 2,973,069    $ 2,465,261
  Furniture and fixtures                         2,803,215      2,450,836
  Equipment under capital lease                  2,635,132      1,792,551
  Leasehold improvements                           293,123        293,123
                                               -----------    -----------
                                                 8,704,539      7,001,771
  Accumulated depreciation and amortization     (4,281,817)    (3,334,890)
                                               -----------    -----------
                                               $ 4,422,722    $ 3,666,881
                                               ===========    ===========

Depreciation and amortization expense was $1,015,963, $628,485 and $789,981 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 1998 and 1997 are as follows:

                                                      December 31,
                                               --------------------------
                                                   1998           1999
                                               --------------------------
  Payroll                                      $   604,407     $  846,998
  Deferred income                                  159,757        130,175
  Other                                            217,165        564,055
                                               -----------     ----------
                                               $   981,329     $1,541,228
                                               ===========     ==========

NOTE 10 - DEBT

Debt at December 31, 1998 and 1997 consists of the following:

                                                      December 31,
                                               -------------------------
                                                   1998         1997
                                               -------------------------
Bank line of credit - On July 23, 1997, the
Company's principal lender, The CIT
Group/Credit Finance, Inc. ("CIT") entered
into a Ninth Amendment to the Company's Line
of Credit Facility and Term Loan.  The
Amendment reduced the interest rate from 2.5%
to 2.0% above prime rate, increased maximum
availability from $4,950,000 to $7,000,000,
increased the prepayment penalty for any pay-
ment prior to October 28, 1998 from 1% to
1.5%, extended the Initial Term to
October 28, 2000, and added ISI as a co-
borrower on the Line of Credit Facility and
Term Loan.  On December 22, 1998, the
Ninth Amendment was changed, reducing the
maximum availability to $5,500,000.
Substantially all of the Company's present and
future assets, except for fixed assets, are
pledged as collateral with borrowings limited
to certain gross availability formulas based
on accounts receivable and inventory as
defined in the agreement.  The facility
provides for minimum loan fees, unused line
fees and renewal term fees. The outstanding
borrowings are classified as a current
liability.  During 1998 and 1997, the Company
incurred minimum loan fees of $70,000.
A director of the Company has personally
guaranteed a portion of the facility.  At
December 31, 1998 and 1997, the Company had
$1,502,324 and $2,246,249, available
respectively, pursuant to this facility.
The availability of this unused line of
credit is restricted based on the
availability formulas above.                   $ 3,997,676    $ 4,463,451

Subordinated Secured Debentures - payable
in quarterly interest payments only at 12%
and due February 13, 2002.  Collateralized
by a first lien on property and equipment
and second lien on all other assets.  On
March 29, 1999, the Debentures maturities
were revised to $500,000 on April 30, 2000
and $1,250,000 on February 13, 2002.             1,750,000              0

Senior Secured loan - payable in quarterly
payments at 12% and due February 25, 1999.
Collateralized by a first lien on property
and equipment and a second lien on all
other assets.  On March 29, 1999, the loan
maturity was revised to April 30, 2000.
If the loan is not repaid by September 30,
1999, the interest rate increases from 12%
to 13.5%                                         1,000,000              0

Senior Secured loan - payable in monthly in-
stallments of $10,272, including interest at
12% with a final payment due October 1, 2000.
Collateralized by a first lien on property
and equipment and a second lien on all
other assets.                                      222,893              0

Notes payable - officer, payable upon demand
with interest accruing at 8% per annum.             54,596         50,412

Unsecured note payable to insurance company -
payable in monthly installments of $7,858,
including interest at 8.5% per annum with a
final payment due April, 1999.                      30,361              0

Subordinated Convertible Debentures payable
in quarterly interest payments only at 11%
and due February, 2002.  The Debentures are
subordinated to certain other indebtedness
of the Company.                                          0      4,250,000

Term loan agreement - payable in monthly
principal installments of $10,272 and due
October 1, 2000.  Interest is payable monthly
at 2% above the prime rate.  Collateralized by
substantially all the assets of the Company.             0        290,300

Note payable - bank, payable in monthly in-
stallments of $7,323 including interest at
10.5% per annum with a final payment due
October, 1998. Collateralized by production
equipment.                                               0         69,159

Note payable - bank, payable in monthly
installments of $6,760 including interest at
14% per annum, with a final payment due July,
1998.  Collateralized by production equipment.           0         44,374


Unsecured note payable to insurance company -
in monthly installments of $2,158, including
interest at 9.75% per annum with a final
payment due in September, 1998.                          0         18,657
                                               -----------    -----------
                                                 7,055,526      9,186,353

Less current portion                             4,184,639      4,718,031
                                               -----------     ----------
Long-term portion                              $ 2,870,887     $4,468,322
                                               ===========     ==========

On February 25, 1998, the Company issued $1,750,000 of Subordinated Secured Debentures (the "Debentures"). The proceeds of the Debentures were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997. Interest is paid at 12% per annum, payable quarterly starting May 1, 1998. The Debentures are due February 13, 2002 and fees paid in connection with the Debentures totaled $8,750. The Debentures do not have a prepayment penalty and are collateralized by a first lien on fixed assets and a second lien on all other assets. The Holder of the Debentures received 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year period beginning on the date of issuance. The Debentures contain certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

On March 29, 1999, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.

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

On March 29, 1999, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998.

Future maturities as of December 31, 1998 are as follows:

        1999                                   $ 4,184,639
        2000                                     1,120,887
        2001                                             0
        2002                                     1,750,000
        2003                                             0
                                               -----------
                                               $ 7,055,526
                                               ===========

The covenants in the Loan And Security Agreement with CIT restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; and transactions with affiliates.

The covenants in the Debenture Purchase Agreement for the Subordinated Secured Debentures and Senior Secured Loans restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates. During the year ended December 31, 1998, the Company was in violation of one of these covenants. The Company has obtained a waiver of this violation from the creditor.


NOTE 11 - CAPITAL LEASE OBLIGATIONS

Leased assets include machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as property and equipment under capital lease obligations. Interest on these obligations range from approximately 8% to 12%.

Leased property under capital leases at December 31, 1998 and 1997 consists of the following:

                                                     December 31,
                                               --------------------------
                                                   1998           1997
                                               --------------------------
        Machinery and equipment cost           $ 2,635,132    $ 1,792,551
        Less: accumulated depreciation          (1,275,195)    (1,011,049)
                                               -----------    -----------
          Net book value                       $ 1,359,937    $   781,502
                                               ===========    ===========

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 1998 are as follows:

        FISCAL YEAR

        1999                                   $   386,950
        2000                                       349,787
        2001                                       255,257
        2002                                        12,472
                                               -----------
   Total minimum lease payments                  1,004,466
       Less: amount representing interest         (142,460)
                                               -----------
   Present value of minimum lease payments         862,006
       Less: current portion                      (315,605)
                                               -----------
   Long-term capital lease obligations         $   546,401
                                               ===========

On March 25, 1999, the Company entered into an agreement to refinance the leasing of equipment in the amount of $128,839 originally due April 22, 1999. The lease is payable in monthly installments of $4,157 including interest at 10% starting April 1999. This lease matures on March 25, 2002 and is collateralized by the leased equipment. This lease has been classified as current portion and long-term capital lease obligations at December 31, 1998.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of long-term debt approximates fair value because there have not been any significant changes in market conditions or specific circumstances since the instruments were recorded at fair value.


NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. The 401(k) plan does not require the Company to match participant contributions and no contributions were made during 1998, 1997 and 1996.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS - The Company entered into five year employment agreements with the Company's President and CEO and its Senior
Vice President of Business Development commencing January 1, 1995. The President's agreement was an amendment and restatement of a prior agreement which he entered into with the Company in July, 1993. Each employment agreement established a base annual salary of $225,000 subject to annual increases of $25,000 per year. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events.
The President's employment agreement contains covenants restricting the employee from competing for a period of two years after termination of the agreement. If the Company terminated either of the President or Senior Vice President, the terminated employee would be entitled to severance equal to one year's base salary. In addition, the employees are eligible to participate in any stock option plan that may be adopted by the Company.

The Company entered into a three year employment agreement with its Executive Vice President and Chief Operating Officer commencing October 14, 1996. The agreement provides for an annual salary of $180,000 and is terminable prior to expiration upon the occurrence of certain events.

The Company entered into a one year employment agreement with its Vice President Finance, Secretary and Treasurer commencing May 1, 1997 and amended June 23, 1998. The agreement provides for an annual salary of $105,000 and is terminable prior to expiration upon the occurrence of certain events.

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

The Company also leases various equipment under operating leases expiring in one to two years.

Future minimum lease payments for all noncancellable operating leases at December 31, 1998 are as follows:

        1999                                   $   787,868
        2000                                       711,010
        2001                                       696,038
        2002                                       602,370
        2003                                       602,370
        Thereafter                               1,003,950
                                               -----------
                                               $ 4,403,606
                                               ===========

Rental expense for operating leases totaled approximately $744,000, $637,000, and $637,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


(C) LEGAL PROCEEDINGS - From time to time the Company may become a party to litigation which arises in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened which, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

On January 28, 1998, an action was commenced against the Company by Kelley Drye & Warren, LLP seeking approximately $172,000 for legal fees incurred by Shared Resource Exchange, Inc. ("SRX") in connection with the sale of substantially all of its assets to the Company in September, 1996. The Plaintiff claims that the Company agreed to pay all of its fees under the Agreement of Sale entered into between SRX and the Company on September 20, 1996. On December 28, 1998, the Court approved a stipulation among the parties dismissing the action with prejudice. This action was settled as part of the issuance of 62,626 shares of restricted common stock which settled all claims between SRX and the Company.


NOTE 15 - SHAREHOLDERS' EQUITY (DEFICIENCY)

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

(A) COMMON STOCK - On May 15, 1997, the Company issued 500,000 shares of its Common Stock registered on Form S-8 to an escrow agent for the benefit of its employees for future services under the Company's Employee Stock Payment Plan in an aggregate amount of $1,250,000. The shares were held under an Escrow Agreement. As the shares were sold, proceeds were placed in an escrow account and used to fund the Company's payroll. During 1997, $58,500 was received from the Escrow Agent. As of December 31, 1997, the Company recorded the $1,191,500 as a reduction in shareholders' equity. The shares were issued at the fair market value and no expense was recorded under this arrangement. On February 16, 1998, the remaining 450,500 shares were cancelled.

(B) PREFERRED STOCK - During the year ended December 31, 1996, the Company sold 100,000 shares of its $.001 par value Series A Preferred Stock to its Director and Senior Vice President of Business Development for $.25 per share for an aggregate consideration of $25,000. Such shares are restricted securities and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Additionally, each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company. At December 31, 1996, the Company recorded a subscription receivable of $24,125, which was subsequently collected.

On February 16, 1998, the Company reduced the number of authorized shares designated as Series A Preferred Stock from 250,000 to 100,000 such shares.

On February 16, 1998, the Company authorized 25,000 shares of Series B Convertible Preferred Stock at a par value of $.001 per share.

On February 25, 1998, the Company issued $2,500,000 of Series B Convertible Preferred Stock. The Company issued 25,000 shares at a par value of $.001 per share. The proceeds were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997. The Series B Convertible Preferred Stock provides for a $12 per share annual dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Series B Convertible Preferred Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Series B Convertible Preferred Stock cannot be called for two years and after two years, only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. After four years, the Company has the right to redeem the Series B Convertible Preferred Stock in full at 100% of the face value plus accrued and unpaid dividends. The Series B Convertible Preferred Stock contains certain financial covenants.

(C) WARRANTS - On February 25, 1998, the Company issued 890,000 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance. The fair value of the warrants was recorded as deferred financing costs and totaled $569,600. This amount is being amortized to financing expense over the life of the Subordinated Secured Debentures and Senior Secured Loans.

(D) EMPLOYEE STOCK PAYMENT PLAN - The Employee Stock Payment Plan was established for the purpose of issuance of shares to participants for full payment of wages and/or benefits for services rendered or to be rendered as employees of the Company. This Plan has been registered on Form S-8. At December 31, 1997, 211,100 shares were reserved for possible future issuance under the Employee Plan. On February 16, 1998, the Company cancelled the remaining 211,100 shares.

(E) CONSULTANT STOCK PAYMENT PLAN - The Company reserved an aggregate of 440,000 shares of its common stock for possible issuance under a Consultant Stock Payment Plan ("Consultant Plan") established for the purpose of issuance of shares to consultants in full satisfaction of compensation and/or expenses for services rendered or to be rendered as consultants to the Company. This Plan has registered its shares pursuant to a Form S-8. As of December 31, 1997, 105,000 shares were reserved for possible future issuance to consultants. On February 16, 1998, the Company cancelled the remaining 105,000 shares.

(F) INCENTIVE STOCK OPTION PLAN - The Company adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorized the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan will terminate August 8, 2005 unless terminated earlier by the Board of Directors or extended by the Board with approval of the stockholders. The Plan authorizes the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended and are limited to 1,250,000 shares of the Company's common stock. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 1998:

                                Outstanding             Exercisable
                            ---------------------------------------------
                              Weighted Average
                            ----------------------              Weighted
                                       Remaining                 Average
     Exercise               Exercise   Contractual              Exercise
    Price Range     Shares   Price       Life         Shares       Price
   -----------------------------------------------------------------------
   $1.63 - $2.88    285,000   $1.96       7.6         235,000     $1.81
   $3.00 - $4.50     66,000    3.50       7.9          66,000      3.50
   $5.50 - $5.50    550,000    5.50       7.6         550,000      5.50
                    -------               ---         -------
                    901,000               7.6         851,000
                    =======               ===         =======

The per share weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $1.99, $1.57 and $3.94, respectively. All options were granted at not less than the fair market value at date of grant. All options are exercisable over periods ranging from five to ten years from the date of grant unless employment is terminated. Options totaling 345,000 shares were available for grant at December 31, 1998. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net profit (loss) and net profit (loss) per share would have been adjusted to the pro forma amounts indicated below.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

                                       1998         1997          1996
                                     ---------   -----------   -----------
   Risk-free interest rates               6.4%          5.8%          6.7%
   Weighted average expected life
     of the options                  5.0 years     5.0 years     5.0 years
   Volatility factor of the
     expected market price
     of the Company's Common Stock         85%           95%           94%
   Dividend yield                         None          None          None
   Profit (loss) as reported          $380,856   $(2,487,380)  $(2,945,671)
   Pro forma net profit (loss)        $275,038   $(4,093,380)  $(4,350,671)
   Pro forma net profit (loss)
     per share:
   Basic and diluted                     $0.01        $(1.21)       $(1.54)

Weighted average exercise prices for option activity:

                                        Number of       Weighted Average
                                          Shares          Exercise Price
                                        --------------------------------
   Outstanding, December 31, 1995         210,000             $1.63

      Granted                             644,000              5.24
      Exercised                            (4,000)             1.63
      Forfeited                           (50,000)             1.63
      Expired                                   0               .00
                                          -------             -----
   Outstanding, December 31, 1996         800,000             $4.54
      Granted                             124,000              2.09
      Exercised                                 0               .00
      Forfeited                           (53,000)             3.23
      Expired                                   0               .00
                                          -------             -----
   Outstanding, December 31, 1997         871,000             $4.27
      Granted                              50,000              2.84
      Exercised                                 0               .00
      Forfeited                           (20,000)             1.66
      Expired                                   0               .00
                                          -------             -----
   Outstanding, December 31, 1998         901,000             $4.24
                                          =======             =====
   Exercisable, December 31, 1998         851,000             $4.33
                                          =======             =====

The pro forma information is based on options granted which varies from year-to-year and is not necessarily indicative of pro forma information for future periods.


NOTE 16 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties:

(A) PREPAID LEASE GUARANTEE - A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1998 and 1997 was $234,108 and $205,308, respectively.


(B) OFFICE SUBLEASE - A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $51,721 and $19,280 in 1998 and 1997, respectively. In addition, the Company provided the company owned by the Director with services and this company was billed $87,232 in 1997, and no services were provided in 1998.

NOTE 17 - INCOME TAXES

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 1998, 1997 and 1996 to income before income taxes:

                                         Years ended December 31,
                                  --------------------------------------
                                     1998          1997          1996
                                  -----------   -----------   -----------
   Federal tax at the
     statutory rate               $   129,491   $  (845,709)  $(1,030,985)
   State income taxes net of
     federal tax benefit               24,558       (87,240)             0
   Change in valuation allowance
     for deferred tax asset          (229,842)    1,112,902      1,030,985
   Change in effective tax rate             0      (212,545)             0
   Other items                         75,793        32,592              0
                                  -----------   -----------   ------------
                                  $         0   $         0   $          0
                                  ===========   ===========   ============

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                          Years ended December 31,
                                  ---------------------------------------
                                      1998          1997          1996
                                  ---------------------------------------
   Deferred tax assets:
     Net operating loss
       carryforward               $ 3,255,488   $ 3,267,771   $ 2,470,362
     Accrued vacation                 118,420       155,843       120,689
     Inventory                        499,668       425,136       225,469
     Deferred revenue                       0             0        88,325
     Bad debt reserve                  41,393       260,748        43,837
     Accrued expenses                  29,163        67,095             0
                                  -----------   -----------   -----------
                                    3,944,132     4,176,593     2,948,682
   Valuation allowance             (3,683,264)   (3,913,106)   (2,800,204)

   Deferred tax liabilities:
     Depreciation                    (232,991)     (232,149)     (119,330)
     Software costs                   (27,877)      (31,338)      (29,148)
                                  -----------   -----------   -----------
     Net deferred tax asset       $         0   $         0   $         0
                                  ===========   ===========   ===========

During the years ended December 31, 1998 and 1997, the Company recorded a valuation allowance of $3,683,264, and $3,913,106, respectively, on its deferred tax assets to reduce the total to an amount that management believes will be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 1998, for federal income tax purposes, the Company had a federal net operating loss carryforward of approximately $8,466,000 and a Florida state net operating loss carryforward of approximately $9,517,000, which will expire in the years 2008 through 2018. Such net operating losses are available to offset future taxable income.


NOTE 18 - SUBSEQUENT EVENTS

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoverMATE (tm) panel link display, open sales orders and other purchased assets described in the Agreement. The display is sold to Ford Visteon, Chrysler, General Motors and Kelsey Hayes and other companies.

The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for potential claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,000 at closing and issued a non-interest bearing note for $47,913 that is due no later than May 19, 1999.

On March 29, 1999, the Company amended and restated the $1,000,000 Senior Secured Loan ("Loan") originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increased from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998.

On March 29, 1999, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.

On March 25, 1999, the Company entered into an agreement to refinance the leasing of equipment in the amount of $128,839 originally due April 22, 1999. The lease is payable in monthly installments of $4,157 including interest at 10% starting April 1999. This lease matures on March 25, 2002 and is collateralized by the leased equipment. This lease has been classified as current portion and long-term capital lease obligations at December 31, 1998.


NOTE 19 - FOURTH QUARTER ADJUSTMENTS

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

NOTE 20 - SEGMENT INFORMATION

The Company's operations are classified into two reportable segments, Teltronics and ISI. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same and are described in the Summary of Significant Accounting Policies. Intersegment sales and transfers are recorded at Teltronics' cost plus a normal margin for electronic manufacturing. Corporate overhead is allocated between Teltronics and ISI based on usage for administration expenses and net investment for interest. Company management evaluates performance based on segment profit, which is net income or (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

                                         Year ending December 31,
                                  ---------------------------------------
                                      1998          1997         1996
                                  ---------------------------------------
NET SALES

Teltronics:
   Telecommunications             $25,012,000   $25,702,000   $20,390,000
   AT Supply distribution <F1>      1,278,000     9,293,000     8,443,000
ISI                                   739,000       209,000        45,000
Elimination of Intersegment sales    (234,000)     (531,000)            0
                                  -----------   -----------   -----------
   Total sales                    $26,795,000   $34,673,000   $28,878,000
                                  ===========   ===========   ===========

DEPRECIATION AND AMORTIZATION

Teltronics:
   Telecommunications             $   739,000   $   585,000   $   923,000
   AT Supply distribution <F1>          1,000        24,000        24,000
ISI                                   276,000        19,000         5,000
                                  -----------   -----------   -----------
   Total depreciation and
     amortization                 $ 1,016,000   $   628,000   $   952,000
                                  ===========   ===========   ===========

INTEREST AND FINANCING COSTS

Teltronics:
   Telecommunications             $   817,000   $   607,000   $   485,000
   AT Supply distribution <F1>         32,000       305,000       105,000
ISI                                   499,000       334,000             0
                                  -----------   -----------   -----------
   Total interest and
     financing costs              $ 1,348,000   $ 1,246,000   $   590,000
                                  ===========   ===========   ===========

SEGMENT PROFITS

Teltronics:
   Telecommunications             $   997,000   $   185,000   $(1,508,000)
   AT Supply distribution <F1>          6,000      (608,000)     (162,000)
ISI                                (1,870,000)   (2,064,000)   (1,276,000)
                                  -----------   -----------   -----------
   Total                             (867,000)   (2,487,000)   (2,946,000)

Gain on dispositions                1,248,000             0             0
                                  -----------   -----------   -----------
   Net income (loss)
     before taxes                 $   381,000   $(2,487,000)  $(2,946,000)
                                  ===========   ===========   ===========

SEGMENT ASSETS

Teltronics:
   Telecommunications             $13,086,000   $11,035,000   $12,433,000
   AT Supply distribution <F1>              0     3,825,000     4,467,000
ISI                                 1,345,000     1,193,000       113,000
                                  -----------   -----------   -----------
   Total segment assets           $14,431,000   $16,053,000   $17,013,000
                                  ===========   ===========   ===========

ACQUISITION OF PROPERTY
  AND EQUIPMENT

Teltronics:
   Telecommunications             $   409,000   $   389,000   $   368,000
   AT Supply distribution <F1>              0         5,000        47,000
ISI                                   541,000       994,000        28,000
                                  -----------   -----------   -----------
   Total acquisition of property
     and equipment                $   950,000   $ 1,388,000   $   443,000
                                  ===========   ===========   ===========

(1) At Supply was sold on March 6, 1998. See Note 4 of the consolidated financial statements.

Information on major customers is discussed in the Summary of Significant Accounting Policies. Sales to foreign countries were insignificant. All assets are located in the United States.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements with accountants in any accounting and financial disclosures occurred during the fiscal years ended December 31, 1998, 1997 and 1996. Accountants were changed during the fiscal year ended December 31, 1997 as previously disclosed and more fully described in the Form 8-K report filed with the Securities and Exchange Commission on September 5, 1997.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

NAME                       AGE       POSITION

Ewen R. Cameron            46        Director, President, Chief Executive
                                     Officer and Assistant Secretary

Mark E. Scott              45        Vice President Finance, Secretary
                                     and Treasurer

William L. Hutchison       53        Executive Vice President, and
                                     Chief Operating Officer

Peter G. Tuckerman         52        Vice President Product Management

Robert B. Ramey            41        Vice President Electronic Manufacturing

Norman R. Dobiesz          51        Director and Senior Vice President
                                     Business Development

Carl S. Levine             52        Director

Craig Macnab               43        Director
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

     PETER G. TUCKERMAN, Vice President Product Management, joined the Company in September of 1977. Since that time he has served in various R & D, Marketing and Product Management roles. Prior to joining the Company he was a principal in MicroWare, Inc., a developer of custom microcomputer software for telecommunications applications.

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

     CRAIG MACNAB has served as a Director of the Company since February 13, 1997. Mr. Macnab was appointed Director as nominee of Sirrom Capital Corporation ("Sirrom") in connection with the issuance of an aggregate $4,250,000 of 11% Subordinated Convertible Debentures due February 13, 2002 to Sirrom pursuant to a Debenture Purchase Agreement. The Debenture Purchase Agreement requires that the Company's Board of Directors be expanded to five members, including a nominee to be selected by Sirrom. Since January 1997, Mr. Macnab has been the President of Tandem Capital, Inc. which invests in micro-cap public companies. From 1993 to 1996, Mr. Macnab served as the general partner of MacNiel Advisors, Inc., the general partner of three private funds that invested in the publicly traded securities of small public companies. From 1987 to 1993, Mr. Macnab was a partner of J.C. Bradford & Co., a regional brokerage firm, jointly responsible for the merger and acquisition department and a private mezzanine capital fund. The Company has been notified that Sirrom is being purchased. The purchaser will not designate a voting member to the Company's Board of Directors. Accordingly, Mr. Macnab resigned in March, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the annual and long-term compensation paid or accrued by the Company during the years indicated to the Chief Executive Officer and its other highest paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 1998 (collectively, the "Named Officers").

                                  Annual Compensation
                        ----------------------------------------------
                                                            Other
                                                            Annual
Name and                                                    Compen-
Principal Position      Year     Salary          Bonus      sation <F1>
-----------------------------------------------------------------------
Ewen R. Cameron         1998     $287,532 <F2>   $  ---       ---
President & CEO         1997      253,284 <F2>      ---       ---
                        1996      248,272           ---       ---

William L. Hutchison    1998     $191,638        $  ---       ---
Executive Vice Presi-   1997      184,800           ---       ---
dent & COO              1996       33,277 <F3>      ---       ---

Norman R. Dobiesz       1998     $287,209 <F2>    $ ---       ---
Senior Vice President   1997      253,173 <F2>      ---       ---
Business Development    1996      248,434           ---       ---

Mark E. Scott           1998     $108,530         $7,000      ---
Vice President Finance  1997       59,181  <F4>     ---       ---

Robert B. Ramey         1998     $107,376         $7,000      ---
Vice President Manu-    1997      102,320           ---       ---
facturing Operations    1996       88,474           ---       ---

                              Long Term Compensation
                        --------------------------------------------------
                                     Awards              Payouts
                               -----------------------   --------
                                            Securities               All
                               Restricted   Underlying              Other
Name and                         Stock       Options/      LTIP    Compen-
Principal Position      Year    Awards        SARs(#)     Payouts  sation
--------------------------------------------------------------------------
Ewen R. Cameron         1998     ---            ---         ---      ---
President & CEO         1997     ---            ---         ---      ---
                        1996     ---          500,000       ---      ---

William L. Hutchison    1998     ---            ---         ---    $ 7,828
Executive Vice Presi-   1997     ---           30,000       ---     14,451
dent & COO              1996     ---           20,000       ---      7,721

Norman R. Dobiesz       1998     ---            ---         ---      ---
Senior Vice President   1997     ---            ---         ---      ---
Business Development    1996     ---            ---         ---      ---

Mark E. Scott           1998     ---            ---         ---    $14,879
Vice President Finance  1997     ---           30,000       ---      ---

Robert B. Ramey         1998     ---            ---         ---      ---
Vice President Manu-    1997     ---            ---         ---      ---
facturing Operations    1996     ---            ---         ---      ---
_______________________________

(1) Certain personal benefits that aggregate less than ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained are not included.
(2) Does not include $25,000 earned in each year and accrued by each of Messrs. Cameron and Dobiesz, but not paid during 1998 and 1997.
(3) William L. Hutchison was hired October 10, 1996. All other compensation consists of relocation expenses.
(4) Mark E. Scott was hired May 1, 1997. All other compensation consists of relocation expenses.

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

     On May 1, 1997, the Company entered into a one (1) year employment agreement with Mark E. Scott, the Company's Vice President Finance, Secretary and Treasurer. This agreement was amended June 23, 1998. The employment agreement provides for an annual salary of $105,000 and is terminable prior to expiration of its stated term upon the occurrence of certain events. If Mr. Scott's employment agreement is terminated prior to its scheduled expiration without cause, Mr. Scott will be entitled to a severance equal to six (6) month's salary.

1995 INCENTIVE STOCK OPTION PLAN

     The Company adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-K there are approximately fifty employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

     An aggregate of 1,250,000 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

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

     During 1998, the Company issued options to purchase 50,000 shares to non-executive employees. During 1998, the Company cancelled options previously granted to non-executive employees to purchase 20,000 shares of common stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

          Number of         % of Total
          Securities        Options/SARs
          Underlying        Granted to            Exercise
          Options/SARs      Employees             or Base       Expiration
Name      Granted (#)<F1>   in Fiscal Year <F1>   Price ($/Sh)  Date
--------------------------------------------------------------------------
None          ---               ---                  ---           ---
________________________________

(1)  Represents options only.  No SARs have been granted.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES

                                             Number of        Value of
                                         Securities Under-   Unexercised
                                         lying Unexercised   In-the-Money
                                          Options/SARs at    Options/SARs
                                            FY-Ended (#)     at FY-End ($)

                    Shares
                    Acquired
                    On Exer-    Value       Exercisable/      Exercisable/
Name                cise(#)   Realized($)   Unexercisable     Unexercisable
---------------------------------------------------------------------------
Ewen R. Cameron        0          0           18,000/12,000   $8,220/$5,480
                                            200,000/300,000      $0/$0 <F1>

Norman R. Dobiesz      0          0           18,000/12,000   $5,340/$3,559

William L. Hutchison   0          0           12,000/18,000      $0/$0 <F2>
                                               4,000/16,000     $327/$1,306

Mark E. Scott          0          0            6,000/24,000     $490/$1,960

Robert B. Ramey        0          0            12,000/8,000       $980/$653
_________________

(1)  None of the options granted to Mr. Cameron in 1996 to purchase
     500,000 shares were in-the-money at December 31, 1998 because they are exercisable at $5.50 per share, a price greater than the fair market value of the Company's Common Stock on such date.

(2) None of these options granted to Mr. Hutchison in 1996 to purchase 30,000 shares were in-the-money at December 31, 1998 because they are exercisable at $3.50 per share, a price greater than the fair market value of the Company's Common Stock on such date.

DIRECTOR COMPENSATION

     On August 12, 1996, the Company adopted a policy to compensate members of its Board of Directors in the amount of $2,500 for each meeting and reimburse expenses for attending meetings of the Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of February 26, 1999. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

                                                  AMOUNT AND
                                  TITLE           NATURE OF       PERCENTAGE
NAME OF BENEFICIAL                 OF             BENEFICIAL          OF
OWNER AND ADDRESS                 CLASS           OWNERSHIP <F1>   CLASS <F1>
-----------------------------------------------------------------------------
DIRECTORS AND OFFICERS

Norman R. Dobiesz <F2><F3><F4>  Common Stock       1,432,097      39.7% <F11>
2150 Whitfield Industrial Way   Series A             100,000      100%
Sarasota, Florida 34243           Preferred Stock

Carl S. Levine <F2>             Common Stock           2,240      <F5><F6>
1800 Northern Blvd.                                               <F11>
Roslyn, New York 11576

Ewen R. Cameron <F2><F4>        Common Stock           3,360      <F5><F7>
2150 Whitfield Industrial Way                                     <F11>
Sarasota, Florida 34243

William L. Hutchison <4>        Common Stock               0      <F8>
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Craig Macnab <F2>               Common Stock               0      0
500 Church Street, Suite 200
Nashville, Tennessee 37219

Sirrom Capital Corporation      Series B              25,000      100%
500 Church Street, Suite 200      Preferred Stock
Nashville, Tennessee 37219

Mark E. Scott <F4>              Common Stock               0      <F9>
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Robert B. Ramey <F4>            Common Stock           1,800      <F10>
2150 Whitfield Industrial Way
Sarasota, Florida 34243

All Directors and Officers      Common Stock       1,439,497      39.9%
as a Group (8 persons)

GREATER THAN 5% OWNERSHIP

Shared Resource Exchange        Common Stock         668,226      18.5%
3480 Lotus Drive
Plano, Texas 75075
_____________________________

(1) Does not include (i) an aggregate of 345,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted under the Company's 1995 Incentive Stock Option Plan; (ii) possible issuance of up to 1,799,091 shares of Common Stock subject to adjustment, which may be issued upon: (a) conversion of the Series B Preferred Stock, and (b) the exercise of 890,000 Warrants issued to Sirrom Capital exercisable at a price of $2.75 per share, subject to adjustment. See BUSINESS - GENERAL.
(2)  Director of the Company.



(3) Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,295,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., and 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc. Excludes:
     (i) 100,000 shares of Series A Preferred Stock owned by Mr. Dobiesz, and (ii) 30,000 shares which may be issued upon exercise of incentive stock options by Mr. Dobiesz.
(4) Executive Officer of the Company named in Item 10 of this Report on Form 10-K.
(5)  Beneficially owns less than 1% of the Company's outstanding Common
     Stock.
(6) Does not include up to 50,000 shares which may be issued upon exercise of incentive stock options by Mr. Levine.
(7) Does not include up to 530,000 shares which may be issued upon exercise of incentive stock options by Mr. Cameron.
(8) Does not include up to 50,000 shares which may be issued upon exercise of incentive stock options by Mr. Hutchison.
(9) Does not include up to 30,000 shares which may be issued upon exercise of incentive stock options by Mr. Scott.
(10) Does not include up to 20,000 shares which may be issued upon exercise of incentive stock options by Mr. Ramey.
(11) Does not include 5% minority ownership in ISI.

CHANGE OF CONTROL. The holders of the Series B Preferred Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Series B Preferred Stock shall be in arrears.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective January 1, 1995 the Company entered into five (5) year employment agreements with Ewen Cameron, President & CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See EXECUTIVE COMPENSATION - Employment Agreements.

     The Company has an outstanding note payable to an officer, which is payable on demand with interest accruing at 8% per annum. The balance at December 31, 1998 and 1997 was $54,596 and $50,412, respectively.

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

     A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1998 and 1997 was $234,108 and $205,308, respectively.


     A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $51,721 in 1998 and $19,280 in 1997. In addition, the Company provided the Company owned by the Director with services and this company was billed $87,232 in 1997, and no services were provided in 1998.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements:

          The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 19.

     (2)  Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts is on page 55.

          All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(b)  Reports on Form 8-K:

     No Reports on Form 8-K were filed during the fourth quarter of fiscal year ended December 31, 1998.

(c)  Exhibits:

3.1 Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996
3.2 By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
3.3 Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 3.3 to Teltronics'
        Form 8-K filed October 4, 1996.
3.4 Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.4 to Teltronics' Form 8-K filed March 9, 1998.
3.5 Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.5 to Teltronics' Form 8-K filed March 9, 1998.
10.1* Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated
        July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc.
10.2 Amended and Restated Employment Agreement between the Company and Ewen Cameron dated January 1, 1995. Filed as Exhibit 10.127 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
10.3 Employment Agreement between the Company and Norman R. Dobiesz dated January 1, 1995. Filed as Exhibit 10.128 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended
        December 31, 1994.
10.4 Teltronics Employee Stock Payment Plan, as amended dated November 12, 1993. Filed as Exhibit 10.132 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
10.5 Subscription Agreement between the Company and W&D Consultants, Inc. dated May 11, 1995. Filed as Exhibit 10.135 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
10.6 Specimen of Stock Option Agreement. Filed as Exhibit 10.136 to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1995.
10.7    Teltronics, Inc. 1995 Incentive Stock Option Plan.  Filed as
        Exhibit 10.137 to Teltronics' Definitive Proxy Statement filed
        July 12, 1995.

10.8 Promissory Note between Barnett Bank of Manatee County, N.A. and Teltronics, Inc. dated July 7, 1995. Filed as Exhibit 10.138 to Teltronics' Report on Form 10-QSB for the three month period ended September 30, 1995.
10.9 Purchase Agreement between SR Comms Management Ltd., and Teltronics, Inc. dated October 2, 1995. Filed as Exhibit 10.139 to Teltronics' Report on Form 10-QSB for the three month period ended September 30, 1995.
10.10 Memorandum of Agreement covering Technology Transfer dated March 11, 1996. Filed as Exhibit 10.142 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.11 Line Note #1 dated November 7, 1995 payable in the maximum aggregate amount of $100,000 by AT Supply, Inc. to TTG Acquisition Corp. Filed as Exhibit 10.143 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.12 Line Note #2 dated November 29, 1995 payable in the maximum aggregate amount of $100,000 by AT Supply, Inc. to TTG
        Acquisition Corp. Filed as Exhibit 10.144 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.13 Amended Loan and Security Agreement dated December 29, 1995 by and among The CIT Group/Credit Finance, the Company and AT Supply, Inc. Filed as Exhibit 10.145 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.14 Agreement of Sale dated as of March 27, 1996 among ISL, Inc., Interactive Solutions, LLC, Bruce W. Hanks, Kevin Rogers and Michael Jonas. Filed as Exhibit 10.146 to Teltronics' Form 8-K filed April 5, 1996.
10.15 Amendment to Agreement of Sale dated April 18, 1996 among ISL, Inc., Interactive Solutions, LLC, Bruce W. Hanks, Kevin Rogers and Michael Jonas. Filed as Exhibit 10.147 to Teltronics' Form 8-K/A-1 filed April 25, 1996.
10.16 Amendment to Loan and Security Agreement dated December 29, 1995 between The CIT Group/Credit Finance, AT Supply, Inc. and Teltronics, Inc. dated May 14, 1996. Filed as Exhibit 10.148 to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1996.
10.17 Promissory Note between Barnett Bank of Manatee County, N.A. and Teltronics, Inc. dated April 22, 1996. Filed as Exhibit 10.149 to Teltronics' Report on Form 10-QSB for the three month period ended June 30, 1996.
10.18 Stock Option Agreement dated as of October 15, 1996 among Teltronics, Inc. and certain parties. Filed as Exhibit 10.150 to Teltronics's Report on Form 10-QSB for the three month period ended September 30, 1996.
10.19 Term Note dated September 20, 1996 in the principal amount of $490,423 delivered to Solectron Texas, L.P. Filed as an Exhibit
        10.151 to Teltronics's Report on Form 10-QSB for the three month period ended September 30, 1996.
10.20 Secured Promissory Note dated October 18, 1996 in the principal amount of $616,300 delivered to The CIT Group/Credit Finance, Inc. Filed as Exhibit 10.152 to Teltronics's Report on Form 10-QSB for the three month period ended September 30, 1996.
10.21 Agreement of Sale dated September 19, 1996 by and among Shared Resource Exchange, Inc., Teltronics/SRX, Inc. and Teltronics, Inc. Filed as Exhibit 10.153 to Teltronics' Form 8-K filed
        October 4, 1996.
10.22 Escrow Agreement made and entered into September 19, 1996 by and among Shared Resource Exchange, Inc., Teltronics/SRX, Inc., Teltronics, Inc. and Sevin Rosen Bayless Management Company.
        Filed as Exhibit 10.154 to Teltronics' Form 8-K filed
        October 4, 1996.
10.23 Registration Rights Agreement among Shared Resource Exchange, Inc., Teltronics, Inc. and certain parties dated as of September 19, 1996. Filed as Exhibit 10.155 to Teltronics' Form 8-K filed October 4, 1996.
10.24 Debenture Purchase Agreement of Sirrom Capital Corporation and Teltronics, Inc. dated February 11, 1997. Filed as Exhibit 10.156 to Teltronics' Form 8-K filed February 27, 1997.
10.25 11% Subordinated Convertible Debenture Due February 13, 2002, issued by Teltronics, Inc. to Sirrom Capital Corporation.
        Filed as Exhibit 10.157 to Teltronics' Form 8-K filed
        February 27, 1997.
10.26 Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.158 to Teltronics' Report on Form 10-QSB for the six month period ended June 30, 1997.

10.27 Tenth Amendment to Loan and Security Agreement dated January 16, 1998 between The CIT Group/Credit Finance, Inc., Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit
        10.159 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.28 Eleventh Amendment to Loan and Security Agreement dated February 25, 1998 between The CIT Group/Credit Finance, Inc., Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as
        Exhibit 10.160 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.29 Preferred Stock Purchase Agreement between Sirrom Capital Corporation (d/b/a Tandem Capital) and Teltronics, Inc. dated February 25, 1998. Filed as Exhibit 10.161 to Teltronics' Form
        8-K filed March 9, 1998.
10.30 Debenture Purchase Agreement between Sirrom Capital Corporation, d/b/a Tandem Capital and Teltronics, Inc. dated February 25, 1998. Filed as Exhibit 10.162 to Teltronics' Form 8-K filed
        March 9, 1998.
10.31 12% Subordinated Secured Debenture Due February 13, 2002 issued by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit
        10.163 to Teltronics' Form 8-K filed March 9, 1998.
10.32 Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.164 to Teltronics' Form 8-K filed
        March 9, 1998.
10.33 Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.165 to Teltronics' Form 8-K filed March 9, 1998.
10.34   Secured Senior Promissory Note of Teltronics, Inc. in the
        principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.166 to Teltronics' Form 8-K filed March 9, 1998.
10.35 Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.167 to Teltronics' Form 8-K filed March 9, 1998.
10.36 Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.168 to Teltronics' Form 8-K filed March 9, 1998.
10.37 Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit
        10.169 to Teltronics' Form 8-K filed March 9, 1998.
10.38 Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.170 to Teltronics' Form 8-K filed March 19, 1998.
16.1    Letter regarding change in certifying accountant from James Moore
        & Company to the SEC dated January 3, 1995. Filed as Exhibit 16.1 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
16.2 Letter regarding change in certifying accountant from KPMG Peat Marwick LLP to the SEC dated February 28, 1995. Filed as Exhibit
        16.2 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
21.1*   List of Subsidiaries
27*     Financial Data Schedule
________________

(*) Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                 SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS

                              TELTRONICS, INC.

                               Additions   Additions
                   Balance at  Charged to  Charged               Balance at
                   Beginning   Costs and   to Other   Deduc-     end of
Description        of Period   Expenses    Accounts   tions      Period
---------------------------------------------------------------------------
Allowance for
doubtful accounts:

Year ended
December 31, 1998   $679,927   $ 84,957   $    0    $(654,884)  $  110,000
                                                       <F1>
Year ended
December 31, 1997    125,250    590,078        0      (35,401)     679,927

Year ended
December 31, 1996     65,239     60,011        0            0      125,250

Allowance for
obsolete inventory:

Year ended
December 31, 1998   $619,080   $456,868    $(200)   $       0   $1,075,748

Year ended
December 31, 1997     90,491    528,389      200            0      619,080

Year ended
December 31, 1996     90,491          0        0            0       90,491

(1)  Relates to the sale of AT Supply on March 6, 1998.

                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TELTRONICS, INC.

Dated:  March 30, 1999            By: /s/ Ewen R. Cameron
                                  President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

   SIGNATURES                        TITLE                     DATE


/s/ Ewen R. Cameron          Director, President and       March 30, 1999
                             Chief Executive Officer


/s/ Mark E. Scott            Vice President Finance,       March 30, 1999
                             Secretary, Treasurer and
                             Principal Accounting Officer


/s/ Norman R. Dobiesz        Director                      March 30, 1999


/s/ Carl S. Levine           Director                      March 30, 1999


/s/ Craig Macnab             Director                      March 30, 1999