Form 10-Q
period 1999-03-31
TELTRONICS INC
filed 1999-05-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Transition Period from __________ to __________.


                     COMMISSION FILE NUMBER:  0-17893


                             TELTRONICS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                                 DELAWARE
      --------------------------------------------------------------
      (State or other jurisdiction of incorporation or organization)


                                59-2937938
                  ---------------------------------------
                  (I.R.S. Employer Identification Number)


                       2150 WHITFIELD INDUSTRIAL WAY
                          SARASOTA, FLORIDA 34243
       ------------------------------------------------------------
       (Address of principal executive offices, including zip code)


                               941-753-5000
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 1999 there were 3,704,522 shares of the Registrant's Common Stock outstanding.

                                   INDEX


                                                       PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .3-14

          Consolidated Balance Sheets at March 31, 1999 and
          December 31, 1998. . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Statements of Operations for the
          Three Months ended March 31, 1999 and 1998 . . . . . . . . 5

          Consolidated Statements of Cash Flows for the
          Three Months ended March 31, 1999 and 1998 . . . . . . . 6-7

          Notes to Interim Consolidated Financial Statements . . .8-14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 14-18


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .19

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . .19

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .19

ITEM 6A.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . .19

ITEM 6B.  REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .19

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     TELTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                  March 31,    December 31,
                                                    1999           1998
                                                 -----------   ------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                           $   308,534    $   136,467
  Accounts receivable, net of allowance for
    doubtful accounts of $110,000 at
    March 31, 1999 and December 31, 1998           5,554,522      4,755,963
  Inventories, net                                 4,007,851      3,863,371
  Prepaid expenses and other current assets          255,162        307,413
                                                 -----------    -----------

    Total current assets                          10,126,069      9,063,214
                                                 -----------    -----------

PROPERTY AND EQUIPMENT, NET                        4,365,973      4,422,722
                                                 -----------    -----------

OTHER ASSETS                                       1,008,566        944,833
                                                 -----------    -----------

    Total assets                                 $15,500,608    $14,430,769
                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     TELTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - Continued

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  March 31,    December 31,
                                                    1999           1998
                                                 -----------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt              $ 4,368,382    $ 4,184,639
  Current portion of capital lease
    obligations                                      304,227        315,605
  Accounts payable                                 2,970,575      2,913,161
  Accrued expenses and other current
    liabilities                                    1,029,791        821,572
  Deferred income                                    753,853        159,757
                                                 -----------    -----------
    Total current liabilities                      9,426,828      8,394,734
                                                 -----------    -----------

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion           2,846,515      2,870,887
  Capital lease obligations, net of
    current portion                                  489,140        546,401
                                                 -----------    -----------

    Total long-term liabilities                    3,335,655      3,417,288
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 40,000,000
    shares authorized, 3,604,522 and
    3,478,139 issued and outstanding at
    March 31, 1999 and December 31, 1998,
    respectively.                                      3,606          3,480
  Non-voting common stock, $.001 par value,
    5,000,000 shares authorized, zero shares
    issued and outstanding.                                0              0
  Preferred Series A stock, $.001 par value,
    100,000 shares authorized, 100,000
    shares issued and outstanding at
    March 31, 1999 and December 31, 1998.                100            100
  Preferred Series B Convertible stock,
    $.001 par value, 25,000 shares autho-
    rized, 25,000 shares issued and out-
    standing at March 31, 1999 and
    December 31, 1998.                                    25             25
  Additional paid-in capital                      16,625,110     16,443,371
  Accumulated deficit                            (13,890,716)   (13,828,229)
                                                 -----------    -----------

    Total shareholders' equity                     2,738,125      2,618,747
                                                 -----------    -----------

    Total liabilities and
      shareholders' equity                       $15,500,608    $14,430,769
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     TELTRONICS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                 --------------------------
                                                     1999           1998
                                                 -----------    -----------
NET SALES                                        $ 6,824,986    $ 6,639,522

Cost of goods sold                                 3,529,812      4,115,372
                                                 -----------    -----------

GROSS PROFIT                                       3,295,174      2,524,150
                                                 -----------    -----------
OPERATING EXPENSES:
  General and administrative                         852,446        992,897
  Sales and marketing                              1,294,836      1,202,826
  Research and development                           937,736        652,379
                                                 -----------    -----------

                                                   3,085,018      2,848,102
                                                 -----------    -----------

Income (loss) from operations                        210,156       (323,952)
                                                 -----------    -----------

OTHER INCOME (EXPENSE):
  Interest                                          (208,379)      (236,627)
  Financing                                         (103,239)       (64,218)
  Litigation costs                                   (21,685)        (4,096)
  Gain on dispositions                               111,614      1,148,250
  Other                                               24,346         19,833
                                                 -----------    -----------
                                                    (197,343)       863,142
                                                 -----------    -----------
Income before income taxes                            12,813        539,190

Income tax expense                                       300              0
                                                 -----------    -----------

NET INCOME                                            12,513        539,190

Dividends on Series B Convertible
  Preferred  Stock                                    75,000         25,000
                                                 -----------    -----------
Income (loss) attributable to
  Common Shareholders                            $   (62,487)   $   514,190
                                                 ===========    ===========

INCOME (LOSS) PER SHARE, (BASIC AND DILUTED)     $      (.02)   $       .15
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     TELTRONICS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                 --------------------------
                                                     1999           1998
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    12,513    $   539,190
  Adjustments to reconcile net income to
    net cash flows provided by operating
    activities:
      Bad debt expense                                     0        (13,000)
      Provision for obsolete inventory                (3,376)        58,928
      Depreciation and amortization                  318,541        208,832
      Gain on dispositions                                 0     (1,148,520)
      Amortization of deferred financing costs        56,396              0

  Changes in operating assets and liabilities,
    net of dispositions:
      Accounts receivable                           (798,559)       690,364
      Inventories                                    (41,104)       381,269
      Prepaid expenses and other current assets       52,251       (165,657)
      Accounts payable                                57,414         62,070
      Accrued expenses and other liabilities         208,219        (32,212)
      Deferred income                                594,096         29,582
                                                 -----------    -----------
Net cash flows provided by operating
  activities                                         456,391        610,846
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment             (165,014)      (233,695)
  Increase in other assets                            (3,852)      (126,133)
  Proceeds from dispositions                               0         50,000
  Acquisition of assets of Cascade
    Technology Corporation                           (57,500)             0
                                                 -----------    -----------

Net cash flows used in investing activities         (226,366)      (309,828)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payment) from line of credit         157,787       (193,234)
  Loan proceeds                                        1,099      1,281,115
  Principal repayments of loans, notes
    and leases                                      (141,844)    (1,022,509)
  Dividends on Series B Convertible
    Preferred Stock                                  (75,000)       (25,000)
                                                 -----------    -----------

Net cash flows provided by (used in)
  financing activities                               (57,958)        40,372
                                                 -----------    -----------

Net increase in cash and cash equivalents            172,067        341,390

Cash and cash equivalents -
  beginning of period                                136,467        435,538
                                                 -----------    -----------
Cash and cash equivalents -
  end of period                                  $   308,534    $   776,928
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     TELTRONICS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                    Three Months Ended
                                                         March 31
                                                 --------------------------
                                                     1999           1998
                                                 -----------    -----------
SUPPLEMENTAL NON-CASH FINANCING AND
INVESTING ACTIVITIES:

  Acquisition of assets of Cascade
    Technology Corporation                       $   181,865    $         0
                                                 ===========    ===========
  Lease of fixed assets                          $    25,778    $         0
                                                 ===========    ===========
  Issuance of preferred stock                    $         0    $ 2,500,000
                                                 ===========    ===========
  Cancellation of unpaid shares issued
  pursuant to Employee Stock Payment Plan        $         0    $ 1,191,500
                                                 ===========    ===========
  Issuance of warrants                           $         0    $   569,600
                                                 ===========    ===========
  Note receivable from disposition
    of AT Supply                                 $         0    $   200,000
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

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998, as presented in the Company's annual report on Form 10-K.

NOTE 2 - ACQUISITIONS

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

The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for potential claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,500 at closing and issued a non-interest bearing note for $47,913 that is due no later than May 19, 1999.

The acquisition has been accounted for using the purchase method of accounting. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

      Inventory                                $  100,000
      Fixed assets                                 71,000
      Goodwill                                    116,278
      Notes payable                               (47,913)
                                               ----------
        Net assets acquired                    $  239,365
                                               ==========

The excess cost over fair value of the net assets acquired (goodwill and identifiable tangible assets) is being amortized on a straight-line basis as follows:

                                           $             Life
                                        --------       --------

      Customer List                     $ 35,000       5 years
      Patent                              35,000       14 years, 7 months
      General                             46,278       15 years

The estimates are preliminary, however, management believes that any adjustments to the amounts allocated will not have a material effect on the Company's financial position or results of operations. Proforma financial statements are not provided due to the immateriality of the acquisition.

NOTE 3 - DISPOSITIONS

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

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, a contingent consideration payable in one year of $112,000 and a 30% commission based on sales, payable monthly for one year. The Company recognized a gain of $100,000 during the quarter ending June 30, 1998 and a gain of $111,614 during the quarter ended March 31, 1999. Revenues for these product lines were $61,000 for the quarter ended March 31, 1998.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income
(loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method and were anti-dilutive and were not included in the calculation of diluted loss per share for 1999.

The following unaudited table sets forth the computation of basic and diluted earnings per share:



                                                    Three Months Ended
                                                         March 31
                                                 --------------------------
                                                     1999           1998
                                                 -----------    -----------
BASIC

Net income                                       $    12,513    $   539,190
Preferred dividends                                  (75,000)       (25,000)
                                                 -----------    -----------
  Income (loss) attributable to common
    shareholders                                 $   (62,487)   $   514,190
                                                 ===========    ===========
Weighted average shares outstanding                3,534,309      3,415,513
                                                 ===========    ===========
  Net income (loss) per share                    $      (.02)   $       .15
                                                 ===========    ===========
DILUTED

Net income                                       $    12,513    $   539,190
Preferred dividends                                  (75,000)       (25,000)
                                                 -----------    -----------
  Income (loss) attributable to common
    shareholders                                 $   (62,487)   $   514,190
                                                 ===========    ===========
Weighted average shares outstanding                3,534,309      3,415,513
Net effect of dilutive stock options
  using the treasury method                                0         72,357
Net effect of dilutive warrants using
  the treasury stock method                                0              0
                                                 -----------    -----------
  Dilutive potential common shares                 3,534,309      3,487,870
                                                 ===========    ===========

  Net Income (loss) per share                    $      (.02)   $       .15
                                                 ===========    ===========

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:

                                                  March 31,    December 31,
                                                    1999           1998
                                                 -----------    -----------
                                                 (Unaudited)
      Raw materials                              $ 2,942,110    $ 2,909,470
      Work-in-process                              1,090,349        825,631
      Finished goods                               1,047,764      1,204,018
      Allowance for obsolete inventory            (1,072,372)    (1,075,748)
                                                 -----------    -----------
                                                 $ 4,007,851    $ 3,863,371
                                                 ===========    ===========

NOTE 6 - LONG TERM DEBT

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

On March 29, 1999, the Company and Sirrom Capital Corporation ("Sirrom") amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998.

NOTE 7 - SHAREHOLDERS' EQUITY

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

(A) PREFERRED STOCK - On February 16, 1998, the Company reduced the number of authorized shares designated as Series A Preferred Stock from 250,000 to 100,000 such shares.

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

(B) WARRANTS - On February 25, 1998, the Company issued 890,000 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance. The fair value of the warrants was recorded as deferred financing costs and totaled $569,600. This amount is being amortized to financing expense over the life of the Subordinated Secured Debentures and Senior Secured Loans.

(C) EMPLOYEE STOCK PAYMENT PLAN - On February 16, 1998, the Company cancelled the remaining 211,100 shares.

(D) CONSULTANT STOCK PAYMENT PLAN - On February 16, 1998, the Company cancelled the remaining 105,000 shares.

NOTE 8 - SEGMENT INFORMATION

The Company's operations are classified into two reportable segments, Teltronics and ISI. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same. Intersegment sales and transfers are recorded at Teltronics' cost plus a normal margin for electronic manufacturing. Corporate overhead is allocated between Teltronics and ISI based on estimated dollar usage for administration expenses and net investment for interest. Company management evaluates performance based on segment profit, which is net income or (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                    1999           1998
                                                 -----------    -----------
NET SALES

Teltronics:
  Telecommunications                             $ 6,881,000    $ 5,057,000
  AT Supply (distribution) (1)                             0      1,278,000
ISI                                                   17,000        370,000
Elimination of Intersegment sales                    (73,000)       (65,000)
                                                 -----------    -----------
  Total sales                                    $ 6,825,000    $ 6,640,000
                                                 ===========    ===========

DEPRECIATION AND AMORTIZATION

Teltronics:
  Telecommunications                             $   198,000    $   188,000
  AT Supply (distribution) (1)                             0          1,000
ISI                                                  121,000         20,000
                                                 -----------    -----------
  Total depreciation and amortization            $   319,000    $   209,000
                                                 ===========    ===========

INTEREST AND FINANCING COSTS

Teltronics:
  Telecommunications                             $   187,000    $   144,000
  AT Supply (distribution) (1)                             0         32,000
ISI                                                  125,000        125,000
                                                 -----------    -----------
  Total interest and financing costs             $   312,000    $   301,000
                                                 ===========    ===========

SEGMENT PROFITS

Teltronics:
  Telecommunications                             $   581,000    $  (459,000)
  AT Supply (distribution) (1)                             0          6,000
ISI                                                 (680,000)      (156,000)
                                                 -----------    -----------
  Total                                              (99,000)      (609,000)

Gain on dispositions                                 112,000      1,148,000
                                                 -----------    -----------
  Net income (loss) before taxes                 $    13,000    $   539,000
                                                 ===========    ===========

SEGMENT ASSETS

Teltronics:
  Telecommunications                             $14,206,000    $10,470,000
  AT Supply (distribution) (1)                             0              0
ISI                                                1,295,000      1,715,000
                                                 -----------    -----------
  Total segment assets                           $15,501,000    $12,185,000
                                                 ===========    ===========

ACQUISITION OF PROPERTY AND EQUIPMENT

Teltronics:
  Telecommunications                             $   119,000    $    18,000
  AT Supply (distribution) (1)                             0              0
ISI                                                   46,000        216,000
                                                 -----------    -----------
  Total acquisition of property and equipment    $   165,000    $   234,000
                                                 ===========    ===========
(1) AT Supply was sold on March 6, 1998.

NOTE 9 - SUBSEQUENT EVENTS

On May 7, 1999, Sirrom Capital Corporation converted 2,750 shares of Series B Convertible Preferred Stock into 100,000 shares of Common Stock at an exercise price of $2.75 per share of Common Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, the ability to comply with the rules for inclusion in the Nasdaq Stock Market and other factors described in the Company's filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three month periods ended March 31, 1999 and 1998.

                                                     Three Months Ended
                                                          March 31
                                                 --------------------------
                                                    1999           1998
                                                 -----------    -----------
  Net sales                                         100.0%         100.0%
    Cost of goods sold                               51.7%          62.0%
                                                    ------         ------
    Gross profit                                     48.3%          38.0%
                                                    ------         ------
  Operating expenses:
    General and administrative                       12.5%          15.0%
    Sales and marketing                              19.0%          18.1%
    Research and development                         13.7%           9.8%
                                                    ------         ------
                                                     45.2%          42.9%
                                                    ------         ------
    Income (loss) from operations                     3.1%          (4.9%)
                                                    ------         ------
  Other income (expense):
    Interest                                         (3.1%)         (3.6%)
    Financing                                        (1.5%)         (1.0%)
    Litigation costs                                 (0.3%)         (0.1%)
    Gain on dispositions                              1.6%          17.3%
    Other                                             0.4%           0.3%
                                                    ------         ------
                                                     (2.9%)         12.9%
                                                    ------         ------
    Income before income taxes                        0.2%           8.0%

    Income tax expense                                0.0%           0.0%
                                                    ------         ------
    Net income                                        0.2%           8.0%
                                                    ======         ======

THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

Sales were $6,825,000 for 1999 as compared to $6,640,000 for 1998. This increase was due to improved Remote Maintenance and Vision sales. The prior year included $1,278,000 of AT Supply sales.

Gross profit was $3,295,000 or 48.3% for 1999 as compared to $2,524,000 or 38.0% for 1998. The increase was due to a change in product mix, with increased Remote Maintenance and Vision sales, and the sale of AT Supply.

General and administrative expenses were $852,000 for 1999 as compared to $993,000 for 1998. The decrease was due to the sale of AT Supply.

Sales and marketing expenses were $1,295,000 for 1999 as compared to $1,203,000 for 1998. The increase is due to increased commission and travel expenses.

Research and development expenses were $938,000 for 1999 as compared to $652,000 for 1998. The increase was due to continued funding for ISI and Teltronics Remote Maintenance and Vision products.

Income from operations was $210,000 for 1999 as compared to a loss from operations of $324,000 for 1998. This increase relates to increased sales and margins, and the sale of AT Supply.

Other expense was $197,000 for 1999 as compared to income of $863,000 for 1998. Interest and financing was $312,000 for 1999 as compared to $301,000 for 1998. The customer list and maintenance and support agreements for the OBRi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000 in the second quarter of 1998 and $112,000 in the first quarter of 1999. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998.

Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net income was $13,000 for 1999 as compared to a net income of $539,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT"). On December 22, 1998, the Ninth Amendment of the Agreement with CIT was changed reducing the maximum availability to $5,500,000 due to the sale of AT Supply.

The Company's working capital ratio was 1.07:1 at March 31, 1999 as compared to 1.08:1 at December 31, 1998. Net working capital was $699,000 at March 31, 1999 as compared to $668,000 at December 31, 1998. Included in current liabilities was $4,155,000 and $3,998,000 of borrowings under the Company's line of credit at March 31, 1999 and December 31, 1998, respectively.

Net cash increased by $172,000 for the quarter ended March 31, 1999 as compared to a net cash increase of $341,000 for the quarter ended March 31, 1998. Net cash flows from operating activities totaled $456,000 for the quarter ended March 31, 1999 as compared to $611,000 for the quarter ended March 31, 1998.

Accounts receivable increased by $799,000 for the quarter ended March 31, 1999 as compared to a decrease of $690,000 for the quarter ended March 31, 1998. This increase was due to strong first quarter, 1999 sales. Inventories increased by $56,000 for the quarter ended March 31, 1999 as compared to a decrease of $381,000 for the quarter ended March 31, 1998.

Net cash flows from investing activities totaled $226,000 for the quarter ended March 31, 1999 as compared to $310,000 for the quarter ended March 31, 1998. Acquisition of property and equipment totaled $165,000 for the quarter ended March 31, 1999 as compared to $234,000 for the quarter ended March 31, 1998. The decrease was due to reduced expenditures for dies and molds for ISI.

Cash flows used in financing activities totaled $58,000 for the quarter ended March 31, 1999 as compared to cash flows provided by financing activities of $40,000 for the quarter ended March 31, 1998.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998.

In addition, the Company is exploring other equity financing.

CURRENT OUTLOOK

The key to increased sales in the Vision product line is additional distribution. To this end, all of the current distributors of Vision were invited to the factory to see first hand the advances that have been made for this product line. This has already resulted in new sales. At the same meeting, we also launched the Vision Si, a low end switch which will compete with key phone systems. The advantage of this switch is that it will have all the features of our other PBX and have an upgrade path to larger systems. The new voice mail systems were also introduced with an entry level system as well as VisionWorks that allows screen pops and unified messaging to Microsoft Outlook.

The Remote Maintenance business continues to grow and the Company has also started to receive upgrade orders from its major customers for older non year 2000 compliant products.

The Company has developed a number of new orders for electronic manufacturing from new customers. These orders continue to help the product line contribute to the profitability of the Company.

Interactive Solutions has signed an agreement with Siemens ElectroCom whereby Siemens will market SIMON, their version of the MENTIS (R) computer to their customers. Siemens continues to develop software for SIMON. The Company continues to pursue a number of high level customers that are developing solutions for their customers.

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

The Company has completed an audit and assessment of the Year 2000 issue for the computer system, which includes finance and production hardware and software. The Company's computer system is not Year 2000 compliant. This could cause a system failure or miscalculations, causing operation disruption and a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has leased a new computer system that is year 2000 compliant. This system cost $570,000 and was received in August and September, 1998. Internal costs are expected to increase $100,000 per year due to the computer system installation. The external installation and training costs are estimated to be $130,000 and the installation is estimated to be completed by June 30, 1999, which would be prior to any significant impact of the Year 2000 on its operating systems. Training and installation costs of $100,000 related to the new computer system have been incurred as of March 31, 1999. The $130,000 will be paid from operating cash flow. The system installation should not defer any additional systems projects.

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

At the present time, the Company does not have a contingency plan to operate in the event that its business systems, products and raw materials are not Year 2000 compliant. If testing scheduled for the second quarter of 1999 suggests that there is a significant risk that the computer system, products and raw materials might not be Year 2000 compliant, the Company anticipates developing a contingency plan.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation which arises in the normal course of business. There is no litigation pending against the Company which, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - None

ITEM 6A.  EXHIBITS

    10.1  Global Amendment dated March 29, 1999 between
          Sirrom Capital Corporation and Teltronics, Inc.
          and its Subsidiaries........................................(a)
    10.2  Amended and Restated Senior Secured Promissory Note
          in the amount of $1,000,000.00 dated and delivered
          March 29, 1999 by the Company to Sirrom Capital
          Corporation.................................................(a)
    10.3  Amended and Restated 12% Subordinated Secured
          Debenture Due February 13, 2002 dated and
          delivered March 29, 1999 by the Company to
          Sirrom Capital Corporation..................................(a)
    10.4  Lease Rider No. 990325 dated march 25, 1999 between
          the Company and SunShore Leasing Corporation................(a)
    27    Financial Data Schedule.....................................(a)

ITEM 6B.  REPORTS ON FORM 8-K - None
__________________________
(a) Filed as an Exhibit to this Quarterly Report on Form 10-Q for the three month period ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELTRONICS, INC.


May 13, 1999                       Ewen R. Cameron
                                   President & Chief Executive Officer


May 13, 1999                       Mark E. Scott
                                   Vice President Finance, Secretary,
                                   Treasurer and Principal Accounting
                                   Officer