Form 10-Q
period 1999-06-30
TELTRONICS INC
filed 1999-08-02
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended June 30, 1999.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 30, 1999 there were 4,054,522 shares of the Registrant's Common Stock outstanding.

                                    INDEX


                                                                  PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS....................................3-13

          Consolidated Balance Sheets at June 30, 1999 and
          December 31, 1998........................................3-4

          Consolidated Statements of Operations for the Three
          Months and Six Months ended June 30, 1999 and 1998.........5

          Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 1999 and 1998..................6-7

          Notes to Interim Consolidated Financial Statements......8-13

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................14-19


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.........................................20

ITEM 2.   CHANGES IN SECURITIES.....................................20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...........................20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS..........................................20

ITEM 5.   OTHER INFORMATION.........................................20

ITEM 6A.  EXHIBITS..................................................20

ITEM 6B.  REPORTS ON FORM 8-K.......................................20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      TELTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                   June 30,    December 31,
                                                    1999          1998
                                                 -----------   ------------
                                                 (Unaudited)

CURRENT ASSETS:
   Cash                                          $ 1,148,682   $   136,467
   Accounts receivable, net of
        allowance for doubtful accounts
        of $145,000 at June 30, 1999
        and $110,000 at December 31, 1998          4,561,617     4,755,963
   Inventories, net                                4,683,272     3,863,371
   Prepaid expenses and other
        current assets                               227,837       307,413
                                                 -----------   -----------
        Total current assets                      10,621,408     9,063,214
                                                 -----------   -----------
PROPERTY AND EQUIPMENT, NET                        4,252,520     4,422,722
                                                 -----------   -----------
OTHER ASSETS                                         883,828       944,833
                                                 -----------   -----------
        Total assets                             $15,757,756   $14,430,769
                                                 ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - Continued

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   June 30,   December 31,
                                                     1999         1998
                                                 -----------   -----------
                                                 (Unaudited)
CURRENT LIABILITIES:
   Current portion of
        long-term debt                           $ 5,629,340   $ 4,184,639
   Current portion of capital
        lease obligations                            301,781       315,605
   Accounts payable                                3,280,682     2,913,161
   Accrued expenses and other
        current liabilities                        1,233,669       821,572
   Deferred income                                   458,605       159,757
                                                 -----------   -----------
        Total current liabilities                 10,904,077     8,394,734
                                                 -----------   -----------

LONG-TERM LIABILITIES:
   Long-term debt, net of current
        portion                                    1,321,405     2,870,887
   Capital lease obligations, net of
        current portion                              458,511       546,401
                                                 -----------   -----------
        Total long-term liabilities                1,779,916     3,417,288
                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value,
        40,000,000 shares authorized,
        4,054,522 and 3,478,139 issued and
        outstanding at June 30, 1999 and
        December 31, 1998, respectively.               4,056         3,480
   Non-voting common stock, $.001 par
        value, 5,000,000 shares authorized,
        zero shares issued and outstanding.                0             0
   Preferred Series A stock, $.001 par
        value, 100,000 shares authorized,
        100,000 shares issued and outstanding
        at June 30, 1999 and December 31, 1998.          100           100
   Preferred Series B Convertible stock,
        $.001 par value, 25,000 shares
        authorized, 12,625 and 25,000 shares
        issued and outstanding at June 30, 1999
        and December 31, 1998.                            13            25
   Additional paid-in capital                     16,624,672    16,443,371
   Accumulated deficit                           (13,555,078)  (13,828,229)
                                                 -----------   -----------
        Total shareholders' equity                 3,073,763     2,618,747
                                                 -----------   -----------
        Total liabilities and
         shareholders' equity                    $15,757,756   $14,430,769
                                                 ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            Three Months Ended         Six Months Ended
                                 June 30                   June 30
                        ------------------------  ------------------------
                            1999         1998          1999        1998
                        -----------  -----------  -----------  -----------
NET SALES               $ 7,853,946  $ 6,397,011  $14,678,932  $13,036,533

Cost of goods sold        3,837,164    3,469,406    7,366,976    7,584,778
                        -----------  -----------  -----------  -----------
GROSS PROFIT              4,016,782    2,927,605    7,311,956    5,451,755
                        -----------  -----------  -----------  -----------
OPERATING EXPENSES:
 General and
   administrative         1,025,275      845,175    1,877,721    1,838,118
 Sales and marketing      1,431,662    1,123,374    2,726,498    2,326,200
 Research and
   development              853,342      703,498    1,791,078    1,355,877
                        -----------  -----------  -----------  -----------
                          3,310,279    2,672,047    6,395,297    5,520,195
                        -----------  -----------  -----------  -----------

Income (loss)
  from operations           706,503      255,558      916,659      (68,440)
                        -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest                 (228,009)    (184,395)    (436,388)    (421,022)
  Financing                 (68,121)     (36,883)    (171,360)    (101,101)
  Litigation costs          (26,492)           0      (48,177)      (4,096)
  Gain on dispositions            0      100,000      111,614    1,248,250
  Other                      11,342       56,287       35,688       76,120
                        -----------  -----------  -----------  -----------
                           (311,280)     (64,991)    (508,623)     798,151
                        -----------  -----------  -----------  -----------

Income before income
  taxes                     395,223      190,567      408,036      729,711
Income tax expense             (300)           0            0            0
                        -----------  -----------  -----------  -----------

NET INCOME                  395,523      190,567      408,036      729,711

Dividends on Preferred
  Series B Convertible
  Stock                      59,875       75,000      134,875      100,000
                        -----------  -----------  -----------  -----------

Income attributable to
  Common Shareholders   $   335,648  $   115,567  $   273,161  $   629,711
                        ===========  ===========  ===========  ===========
INCOME PER SHARE:
  Basic                 $       .09  $       .03  $       .08  $       .18
                        ===========  ===========  ===========  ===========
  Diluted               $       .08  $       .03  $       .07  $       .18
                        ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                  ------------------------
                                                      1999         1998
                                                  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   408,036  $   729,711
  Adjustments to reconcile net
    income to net cash flows provided
    by (used in) operating activities:
      Bad debt expense                                 35,200       42,200
      Provision for obsolete inventory                 58,883       92,045
      Depreciation and amortization                   670,135      447,144
      Gain on dispositions                           (111,614)  (1,248,250)
      Amortization of deferred
        financing costs                                82,341            0
      Amortization of goodwill                          3,121            0
  Changes in operating assets and
    liabilities, net of dispositions:
      Accounts receivable                             159,146     (185,199)
      Inventories                                    (778,794)     218,780
      Prepaid expenses and other
        current assets                                 79,576     (516,829)
      Accounts payable                                367,521      318,006
      Accrued expenses and other liabilities          412,097      139,412
      Deferred income                                 298,848      (76,200)
                                                  -----------  -----------
Net cash flows provided by (used in)
  operating activities                              1,684,496      (39,180)
                                                  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment              (355,373)    (482,781)
  Decrease in other assets                             91,820       94,679
  Proceeds from dispositions                          111,614      150,000
  Proceeds from sale of assets                              0        1,000
  Acquisition of assets of Cascade
    Technology Corporation                            (57,500)           0
                                                  -----------  -----------
Net cash flows used in investing
  activities                                         (209,439)    (237,102)
                                                  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payment) from line
    of credit                                         (27,159)     668,067
  Loan proceeds                                         2,220    1,328,212
  Principal repayments of loans,
    notes and leases                                 (303,028)  (1,153,726)
  Dividends on Preferred Series B
    Convertible Stock                                (134,875)    (100,000)
                                                  -----------  -----------
Net cash flows provided by
  (used in) financing activities                     (462,842)     742,553
                                                  -----------  -----------
Net increase in cash                                1,012,215      466,271

Cash - beginning of period                            136,467      435,538
                                                  -----------  -----------

Cash - end of period                              $ 1,148,682  $   901,809
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                     Six Months Ended
                                                         June 30
                                                 ------------------------
                                                    1999          1998
                                                 -----------  -----------
SUPPLEMENTAL NON-CASH FINANCING AND
INVESTING ACTIVITIES:

 Conversion of Preferred Stock
      to Common Stock                            $ 1,237,500  $         0
                                                 ===========  ===========

 Acquisition of assets of Cascade
      Technology Corporation                     $   181,865  $         0
                                                 ===========  ===========

 Lease of fixed assets                           $    73,560  $    61,998
                                                 ===========  ===========
 Issuance of non-interest bearing note           $    47,913  $         0
                                                 ===========  ===========

 Issuance of preferred stock                     $         0  $ 2,500,000
                                                 ===========  ===========

 Cancellation of unpaid shares
      issued pursuant to Employee Stock
      Payment Plan                               $         0  $ 1,191,500
                                                 ===========  ===========
 Issuance of warrants                            $         0  $   569,600
                                                 ===========  ===========
 Note receivable from disposition
      of AT Supply                               $         0  $   200,000
                                                 ===========  ===========





The accompanying notes are an integral part of these consolidated financial statements.

                      TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium(R) powered, multimedia computer for the mobile computer industry.

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

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998, as presented in the Company's annual report on Form 10-K.

NOTE 2 - ACQUISITIONS

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoverMATE panel link display, open sales orders and other purchased assets described in the Agreement. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for potential claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,500 at closing and issued a non-interest bearing note for $47,913 that was paid in June, 1999.

The acquisition has been accounted for using the purchase method of accounting. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

      Inventory                                            $   100,000
      Fixed assets                                              71,000
      Goodwill and identifiable intangible assets              116,278
      Notes payable                                            (47,913)
                                                           -----------
         Net assets acquired                               $   239,365
                                                           ===========
                                      8

The excess cost over fair value of the net assets acquired (goodwill) and identifiable tangible assets are being amortized on a straight-line basis as follows:
                                                  $           Life
                                             -----------   -----------

      Customer List                          $    35,000   5 years
      Patent                                      35,000   14 years, 7 months
      Goodwill                                    46,278   15 years


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

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, a contingent consideration payable in one year of $112,000 and a 30% commission based on sales, payable monthly for one year. The Company recognized a gain of $100,000 during the quarter ending June 30, 1998 and a gain of $111,614 during the quarter ended March 31, 1999. Revenues for these product lines were $82,000 for the six months ending June 30, 1998.

NOTE 4 - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Common equivalent shares for 1999 and 1998 relating to Preferred Series B Convertible Stock were anti-dilutive and were not included in the calculation of diluted net income per share.

The following unaudited table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended        Six Months Ended
                                    June 30                  June 30
                            -----------------------   -----------------------
                                1999        1998         1999        1998
                            ----------   ----------   ----------   ----------
BASIC

Net income                  $  395,523   $  190,567   $  408,036   $  729,711
Preferred dividends            (59,875)     (75,000)    (134,875)    (100,000)
                            ----------   ----------   ----------   ----------
  Income attributable to
    common shareholders     $  335,648   $  115,567   $  273,161   $  629,711
                            ----------   ----------   ----------   ----------
Weighted average shares
  outstanding                3,726,500    3,415,513    3,630,936    3,415,513
                            ==========   ==========   ==========   ==========
Net income per share        $      .09   $      .03   $      .08   $      .18
                            ==========   ==========   ==========   ==========

DILUTED

Net income                  $  395,523   $  190,567   $  408,036   $  729,711
Preferred dividends            (59,875)     (75,000)    (134,875)    (100,000)
                            ----------   ----------   ----------   ----------
  Income attributable to
    common shareholders     $  335,648   $  115,567   $  273,161   $  629,711
                            ==========   ==========   ==========   ==========
Weighted average shares
  outstanding                3,726,500    3,415,513    3,630,936    3,415,513
Net effect of dilutive
  stock options                230,552      106,030      121,736       89,194
Net effect of dilutive
  warrants                     278,208      121,554      139,104       60,777
                            ----------   ----------   ----------   ----------
    Dilutive potential
      common shares          4,235,260    3,643,097    3,891,776    3,565,484
                            ==========   ==========   ==========   ==========

  Net Income per share      $      .08   $      .03   $      .07   $      .18
                            ==========   ==========   ==========   ==========

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:

                                                    June 30,    December 31,
                                                      1999         1998
                                                  -----------   -----------
                                                  (Unaudited)
       Raw materials                              $ 3,573,674   $ 2,909,470
       Work-in-process                              1,069,114       825,631
       Finished goods                               1,175,125     1,204,018
       Allowance for obsolete inventory            (1,134,641)   (1,075,748)
                                                  -----------   -----------
                                                  $ 4,683,272   $ 3,863,371
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

On March 29, 1999, the Company and Sirrom Capital Corporation ("Sirrom") amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002. The $500,000 has been classified as long term debt at December 31, 1998 and current portion of long term debt at June 30, 1999.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. The proceeds of the Loans were used for working capital ($1,000,000) and to repay the $290,300 term loan agreement. Interest is paid at 12% per annum. The $1,000,000 loan was due February 25, 1999 and interest is payable quarterly starting May 15, 1998. The monthly principal and interest payment on the $280,000 loan is $10,272 starting May 15, 1998 and the note is due October 1, 2000. Fees paid in connection with these Loans totaled $32,000. The Loans do not have a prepayment penalty and are collateralized by a first lien on property and equipment and a second lien on all other assets. The holder of the Loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole or in part, at any time during a five-year period beginning on the date of issuance. The Loan contains certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

On March 29, 1999, the Company and Sirrom amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998 and current portion of long term debt at June 30, 1999.

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

(A) PREFERRED STOCK - On February 16, 1998, the Company reduced the number of authorized shares designated as Preferred Series A Stock from 250,000 to 100,000 such shares.

On February 16, 1998, the Company authorized 25,000 shares of Preferred Series B Convertible Stock at a par value of $.001 per share.

On February 25, 1998, the Company issued $2,500,000 of Preferred Series B Convertible Stock. The Company issued 25,000 shares at a par value of $.001 per share. The proceeds were used for the partial repayment of the $4,250,000 Convertible Debentures issued on February 13, 1997. The Preferred Series B Convertible Stock provides for a $12 per share annual dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Preferred Series B Convertible Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Preferred Series B Convertible Stock cannot be called for two years and after two years, only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. After four years, the Company has the right to redeem the Preferred Series B Convertible Stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible Stock contains certain financial covenants.

During the quarter ended June 30, 1999, 12,375 shares of the Company's Preferred Series B Convertible Preferred Stock were converted into 450,000 shares of common stock at a conversion price of $2.75 per share.

(B) COMMON STOCK - During the quarter ended June 30, 1999, 12,375 shares of the Company's Preferred Series B Convertible Preferred Stock were converted into 450,000 shares of common stock at a conversion price of $2.75 per share.

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

(D) EMPLOYEE STOCK PAYMENT PLAN - On February 16, 1998, the Company cancelled the remaining 211,100 shares.

(E) CONSULTANT STOCK PAYMENT PLAN - On February 16, 1998, the Company cancelled the remaining 105,000 shares.

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

The following table presents information about reportable segment operations and assets.

                            Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                        -----------   -----------   -----------   -----------
                            1999          1998          1999          1998
                        -----------   -----------   -----------   -----------
NET SALES

Teltronics:
 Telecommunications     $ 7,846,000   $ 6,177,000   $14,727,000   $11,234,000
 AT Supply (distri-
   bution) (1)                    0             0             0     1,278,000
ISI                           8,000       276,000        25,000       646,000
Elimination of Inter-
  segment sales                   0       (56,000)      (73,000)     (121,000)
                        -----------   -----------   -----------   -----------
 Total sales            $ 7,854,000   $ 6,397,000   $14,679,000   $13,037,000
                        ===========   ===========   ===========   ===========
DEPRECIATION AND
  AMORTIZATION

Teltronics:
 Telecommunications     $   213,000   $   218,000   $   411,000   $   406,000
 AT Supply (distri-
   bution) (1)                    0             0             0         1,000
ISI                         138,000        20,000       259,000        40,000
                        -----------   -----------   -----------   -----------
 Total depreciation
  and amortization      $   351,000   $   238,000   $   670,000   $   447,000
                        ===========   ===========   ===========   ===========
INTEREST AND
  FINANCING COSTS

Teltronics:
 Telecommunications     $   171,000   $    96,000   $   358,000   $   240,000
 AT Supply (distri-
   bution) (1)                    0             0             0        32,000
ISI                         125,000       125,000       250,000       250,000
                        -----------   -----------   -----------   -----------
 Total interest and
   financing costs      $   296,000   $   221,000   $   608,000   $   522,000
                        ===========   ===========   ===========   ===========
SEGMENT PROFITS

Teltronics:
 Telecommunications     $ 1,083,000   $   457,000   $ 1,663,000   $    (2,000)
 AT Supply (distri-
   bution) (1)                    0             0             0         6,000
ISI                        (687,000)     (366,000)   (1,367,000)     (522,000)
                        -----------   -----------   -----------   -----------
 Total                  $   396,000   $    91,000   $   296,000   $  (518,000)
                        ===========   ===========   ===========   ===========
Gain on dispositions              0       100,000       112,000     1,248,000
                        -----------   -----------   -----------   -----------
 Income before income
   taxes                $   396,000   $   191,000   $   408,000   $   730,000
                        ===========   ===========   ===========   ===========
SEGMENT ASSETS

Teltronics:
 Telecommunications     $14,587,000   $11,750,000   $14,587,000   $11,750,000
 AT Supply (distri-
   bution) (1)                    0             0             0             0
ISI                       1,171,000     1,745,000     1,171,000     1,745,000
                        -----------   -----------   -----------   -----------
 Total segment assets   $15,758,000   $13,495,000   $15,758,000   $13,495,000
                        ===========   ===========   ===========   ===========
ACQUISITION OF PROP-
  ERTY AND EQUIPMENT

Teltronics:
 Telecommunications     $   147,000   $    80,000   $   266,000   $    98,000
 AT Supply (distri-
   bution) (1)                    0             0             0             0
ISI                          43,000       169,000        89,000       385,000
                        -----------   -----------   -----------   -----------
 Total acquisition of
   property and
     equipment          $   190,000   $   249,000   $   355,000   $   483,000
                        ===========   ===========   ===========   ===========

(1)   AT Supply was sold on March 6, 1998.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998.

                                   Three Months Ended  Six Months Ended
                                        June 30             June 30
                                   ------------------  ----------------
                                     1999     1998      1999     1998
                                    ------   ------    ------   ------
 Net sales                          100.0%   100.0%    100.0%   100.0%
    Cost of goods sold               48.9%    54.2%     50.2%    58.2%
                                    ------   ------    ------   ------
    Gross profit                     51.1%    45.8%     49.8%    41.8%
                                    ------   ------    ------   ------

 Operating expenses:
    General and administrative       13.1%    13.2%     12.8%    14.1%
    Sales and marketing              18.2%    17.6%     18.6%    17.8%
    Research and development         10.8%    11.0%     12.2%    10.4%
                                    ------   ------    ------   ------
                                     42.1%    41.8%     43.6%    42.3%
                                    ------   ------    ------   ------
    Income (loss) from operations     9.0%     4.0%      6.2%    (0.5%)
                                    ------   ------    ------   ------
 Other income (expense):
    Interest                         (2.9%)   (2.9%)    (3.0%)   (3.2%)
    Financing                        (0.9%)   (0.6%)    (1.2%)   (0.9%)
    Litigation costs                 (0.3%)    0.0%     (0.3%)    0.0%
    Gain on dispositions              0.0%     1.6%      0.8%     9.6%
    Other                             0.1%     0.9%      0.3%     0.6%
                                    ------   ------    ------   ------
                                     (4.0%)   (1.0%)    (3.4%)    6.1%
                                    ------   ------    ------   ------
    Income before income taxes        5.0%     3.0%      2.8%     5.6%

    Income tax expense                0.0%     0.0%      0.0%     0.0%
                                    ------   ------    ------   ------
    Net income                        5.0%     3.0%      2.8%     5.6%
                                    ======   ======    ======   ======

THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

Sales were $7,854,000 for 1999 as compared to $6,397,000 for 1998. This increase was due to improved Remote Maintenance and Vision sales.

Gross profit was $4,017,000 or 51.1% for 1999 as compared to $2,928,000 or 45.8% for 1998. The increase was due to a change in product mix, with increased Remote Maintenance and Vision sales and reduced low margin electronic manufacturing sales.

General and administrative expenses were $1,025,000 for 1999 as compared to $845,000 for 1998. The increase is due to increased payroll expense and depreciation on tools and dies for the Mentis(R) computer.

Sales and marketing expenses were $1,432,000 for 1999 as compared to $1,123,000 for 1998. The increase is due to increased payroll, commission and travel expenses. The number of sales personnel has been increased to improve sales.

Research and development expenses were $853,000 for 1999 as compared to $703,000 for 1998. The increase was due to continued funding for ISI and Teltronics Remote Maintenance and Vision products.

Income from operations was $707,000 for 1999 as compared to $256,000 for 1998. This increase relates to increased sales and margins.

Other expense was $311,000 for 1999 as compared to expense of $65,000 for 1998. Interest and financing was $296,000 for 1999 as compared to $221,000 for 1998. The customer list and maintenance and support agreements for the OBRi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000 in the second quarter of 1998.

Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net income was $396,000 for 1999 as compared to a net income of $191,000 for 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

Sales were $14,679,000 for 1999 as compared to $13,037,000 for 1998. This increase was due to improved Remote Maintenance and Vision sales. The prior year included $1,278,000 of AT Supply sales.

Gross profit was $7,312,000 or 49.8% for 1999 as compared to $5,452,000 or 41.8% for 1998. The increase was due to a change in product mix, with increased Remote Maintenance and Vision sales and the sale of AT Supply.

General and administrative expenses were $1,878,000 for 1999 as compared to $1,838,000 for 1998.

Sales and marketing expenses were $2,726,000 for 1999 as compared to $2,326,000 for 1998. The increase is due to increased payroll, commission and travel expenses. The number of sales personnel has been increased to improve sales.

Research and development expenses were $1,791,000 for 1999 as compared to $1,356,000 for 1998. The increase was due to continued funding for ISI and Teltronics Remote Maintenance and Vision products.

Income from operations was $917,000 for 1999 as compared to a loss from operations of $68,000 for 1998. This increase relates to increased sales and margins and the sale of AT Supply in the first quarter of 1998.

Other expense was $509,000 for 1999 as compared to income of $798,000 for 1998. Interest and financing was $608,000 for 1999 as compared to $522,000 for 1998. The customer list and maintenance and support agreements for the OBRi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000 recorded in the second quarter of 1998 and $112,000 recorded in the first quarter of 1999. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998.

Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net income was $408,000 for 1999 as compared to a net income of $730,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT"). On December 22, 1998, the Ninth Amendment of the Agreement with CIT was changed by the Company reducing the maximum availability to $5,500,000 due to the sale of AT Supply.

The Company's working capital ratio was .974:1 at June 30, 1999 as compared to 1.08:1 at December 31, 1998. Net working capital was ($283,000) at June 30, 1999 as compared to $668,000 at December 31, 1998. Included in current liabilities was $3,971,000 and $3,998,000 of borrowings under the Company's line of credit at June 30, 1999 and December 31, 1998, respectively. During the second quarter of 1999, $1,500,000 of Debentures and loans with due dates of April 30, 2000 were reclassified from long-term debt to current portion of long-term debt.

Net cash increased by $1,012,000 for the six months ended June 30, 1999 as compared to a net cash increase of $466,000 for the six months ended June 30, 1998. Net cash flows from operating activities totaled $1,684,000 for the six months ended June 30, 1999 as compared to cash flows used in operating activities of $39,000 for the six months ended June 30, 1998.

Accounts receivable decreased by $159,000 for the six months ended June 30, 1999 as compared to an increase of $185,000 for the six months ended June 30, 1998. Inventories increased by $779,000 for the six months ended June 30, 1999 as compared to a decrease of $219,000 for the six months ended June 30, 1998. This increase relates to inventory purchases made for production scheduled for the third quarter of 1999.

Net cash flows used in investing activities totaled $209,000 for the six months ended June 30, 1999 as compared to $237,000 for the six months ended June 30, 1998. Acquisition of property and equipment totaled $355,000 for the six months ended June 30, 1999 as compared to $483,000 for the six months ended June 30, 1998. The decrease was due to reduced expenditures for dies and molds for ISI.

Cash flows used in financing activities totaled $463,000 for the six months ended June 30, 1999 as compared to cash flows provided by financing activities of $743,000 for the six months ended June 30, 1998. The Company borrowed $1,328,000 in the six months ended June 30, 1998.

The Company entered into an agreement on February 25, 1998 with Sirrom Capital. Pursuant to this agreement, the Company issued $2,500,000 of Preferred Series B Convertible Stock and $1,750,000 of 12% Subordinated Secured Debentures due February 13, 2002. The proceeds of this financing were used to repurchase $4,250,000 of 11% Subordinated Convertible Debentures due on February 13, 2002. In connection with the Subordinated Secured Debentures, the Company issued 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. The warrants were recorded at fair value and are being amortized to financing expense over the life of the related obligation. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance.

On March 29, 1999, the Company and Sirrom amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.
The $500,000 has been classified as long-term debt at December 31, 1998 and current portion of long term debt at June 30, 1999.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998 and current portion of long-term debt at June 30, 1999.

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

The Company has leased a new computer system that is year 2000 compliant. This system cost $570,000 and was capitalized in 1998. Internal costs are expected to increase $100,000 per year due to the computer system installation. The external installation and training costs are estimated to be $130,000 and the installation was completed by April 30, 1999, which was prior to any significant impact of the Year 2000 on its operating systems. Training and installation costs of $100,000 related to the new computer system have been expensed as of June 30, 1999. The $130,000 will be paid from operating cash flow. The system installation should not defer any additional systems projects.

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

At the present time, the Company does not have a contingency plan to operate in the event that its business systems, products and raw materials are not Year 2000 compliant. If additional testing scheduled for the third quarter of 1999 suggests that there is a significant risk that the computer system, products, customers and raw materials might not be Year 2000 compliant, the Company anticipates developing a contingency plan.

Notice: Various statements in this discussion of year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules, cost and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include, but are not limited to, the availability and cost of personnel trained in this area, the ability to install the new computer system on a timely basis, the ability to source

Year 2000 compliant raw materials, customer and vendors systems, and the completion of product modifications. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation which arises in the normal course of business. There is no litigation pending against the Company which, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

In June, 1999, litigation was commenced against the Company and its ISI subsidiary in U.S. Federal District Court, District of Delaware, by Xybernaut Corporation alleging patent infringement. The litigation was dismissed with prejudice and without costs on the merits in July, 1999.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on June 4, 1999, the stockholders of the Company:

       (1)   Elected Norman R. Dobiesz, Ewen R. Cameron, Carl
             S. Levine and Gregory G. Barr directors to serve until the next annual meeting of the stockholders (3,309,325 Common Stock votes and all of the Series A Preferred and Series B Preferred stock votes in favor, 8,092 votes withheld/abstentions); and
       (2) Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year (3,312,406 Common Stock votes and all of the Series A Preferred and Series B Preferred stock in favor, 4,625 votes opposed, 386 abstentions).

ITEM 5. OTHER INFORMATION

In June, 1999, Xybernaut Corporation and the Company entered into a License Agreement relating to certain of the hardware covered by patents owned by Xybernaut if the Company elects to manufacture or design products covered by the Xybernaut patents.

On June 11, 1999, the Company entered into an agreement with Lucent Public Safety Systems, a wholly-owned subsidiary of Lucent Technologies, to distribute the Company's E911 switching system.

ITEM 6A. EXHIBITS

     10.1  Amended and Restated Employment Agreement between the
           Company and Ewen R. Cameron dated May 3, 1999.............(a)
     10.2  Amended and Restated Employment Agreement between the
           Company and Norman R. Dobiesz dated May 3, 1999...........(a)
     27    Financial Data Schedule...................................(a)

ITEM 6B. REPORTS ON FORM 8-K - None
__________________________
(a) Filed as an Exhibit to this Quarterly Report on Form 10-Q for the Six month period ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TELTRONICS, INC.

July 30, 1999                         /s/ Ewen R. Cameron
                                      President & Chief Executive Officer

July 30, 1999                         /s/ Mark E. Scott
                                      Vice President Finance, Secretary,
                                      Treasurer and Principal Accounting
                                      Officer