Form 10-Q
period 1999-09-30
TELTRONICS INC
filed 1999-10-27
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended September 30, 1999.

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

As of October 26, 1999 there were 4,054,522 shares of the Registrant's Common Stock outstanding.

                                INDEX


                                                                      PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 3-14

         Consolidated Balance Sheets at September 30, 1999 and
         December 31, 1998.. . . . . . . . . . . . . . . . . . . . . . 3-4

         Consolidated Statements of Operations for the Three
         Months and Nine Months ended September 30, 1999 and 1998. . . . 5

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1999 and 1998 . . . . . . . . . . .6-7

         Notes to Interim Consolidated Financial Statements. . . . . .8-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .14-19


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . 20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . .20

ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 6A. EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 6B. REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . 20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  TELTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                                ASSETS


                                               September 30,    December 31,
                                                   1999             1998
                                               -------------    ------------
                                                (Unaudited)

Current Assets:
  Cash                                         $   804,163      $   136,467
  Accounts receivable, net of allowance for
    doubtful accounts of $220,000 at
    September 30, 1999 and $110,000 at
    December 31, 1998                            4,927,522        4,755,963
  Inventories, net                               5,088,451        3,863,371
  Prepaid expenses and other current assets        186,138          307,413
                                               -----------      -----------
   Total current assets                         11,006,274        9,063,214
                                               -----------      -----------

Property and equipment, net                      3,964,253        4,422,722
                                               -----------      -----------
Other assets                                       870,254          944,833
                                               -----------      -----------
   Total assets                                $15,840,781      $14,430,769
                                               ===========      ===========







The accompanying notes are an integral part of these consolidated financial statements.

                   TELTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - Continued

                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                               September 30,    December 31,
                                                   1999           1998
                                               -------------    ------------
                                                (Unaudited)

Current liabilities:
 Current portion of long-term debt             $ 4,977,422      $ 4,184,639
 Current portion of capital lease obligations      324,671          315,605
 Accounts payable                                3,160,569        2,913,161
 Accrued expenses and other current
   liabilities                                   1,304,787          821,572
 Deferred income                                   800,437          159,757
                                               -----------      -----------
  Total current liabilities                     10,567,886        8,394,734
                                               -----------      -----------
Long-term liabilities:
 Long-term debt, net of current portion          1,285,978        2,870,887
 Capital lease obligations, net of
   current portion                                 343,488          546,401
                                               -----------      -----------
  Total long-term liabilities                    1,629,466        3,417,288
                                               -----------      -----------
Commitments and contingencies

Shareholders' equity:
 Common stock, $.001 par value, 40,000,000
   shares authorized, 4,054,522 and
   3,478,139 issued and outstanding at
   September 30, 1999 and December 31, 1998,
   respectively.                                     4,056            3,480
 Non-voting common stock, $.001 par value,
   5,000,000 shares authorized, zero shares
   issued and outstanding.                               0                0
 Preferred Series A stock, $.001 par value,
   100,000 shares authorized, 100,000 shares
   issued and outstanding at September 30,
   1999 and December 31, 1998.                         100              100
 Preferred Series B Convertible stock,
   $.001 par value, 25,000 shares
   authorized, 12,625 and 25,000 shares
   issued and outstanding at September 30,
   1999 and December 31, 1998.                          13               25
 Additional paid-in capital                     16,624,672       16,443,371
 Accumulated deficit                           (12,985,412)     (13,828,229)
                                               -----------      -----------
  Total shareholders' equity                     3,643,429        2,618,747
                                               -----------      -----------
  Total liabilities and shareholders' equity   $15,840,781      $14,430,769
                                               ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                              Three Months Ended           Nine Months Ended
                                 September 30                September 30
                           -----------------------    -------------------------
                              1999         1998           1999          1998
                           ----------   ----------    -----------   -----------
Net sales                  $9,336,501   $6,396,714    $24,015,433   $19,433,247

Cost of goods sold          4,721,143    3,423,332     12,088,119    11,008,112
                           ----------   ----------    -----------   -----------
Gross profit                4,615,358    2,973,382     11,927,314     8,425,135
                           ----------   ----------    -----------   -----------

Operating expenses:
 General and admin-
   istrative                1,090,462      809,905      2,968,183     2,647,976
 Sales and marketing        1,598,870    1,190,309      4,325,368     3,516,508
 Research and development   1,003,084      822,470      2,794,162     2,178,347
                           ----------   ----------    -----------   -----------
                            3,692,416    2,822,684     10,087,713     8,342,831
                           ----------   ----------    -----------   -----------
Income from operations        922,942      150,698      1,839,601        82,304
                           ----------   ----------    -----------   -----------
Other income (expense):
 Interest                    (215,279)    (206,585)      (651,667)     (627,607)
 Financing                    (67,362)     (52,447)      (238,723)     (153,548)
 Litigation costs             (29,043)     (35,000)       (77,220)      (39,096)
 Gain on dispositions               0            0        111,614     1,248,250
 Other                         12,924      149,260         48,613       225,333
                           ----------   ----------    -----------   -----------
                             (298,760)    (144,772)      (807,383)      653,332
                           ----------   ----------    -----------   -----------
Income before income taxes    624,182        5,926      1,032,218       735,636

Income tax expense                  0            0              0             0
                           ----------   ----------    -----------   -----------
Net income                    624,182        5,926      1,032,218       735,636

Dividends on Preferred
 Series B Convertible
   Stock                      (55,015)     (75,000)      (189,890)     (175,000)
                           ----------   ----------    -----------   -----------
Income attributable to
 Common Shareholders       $  569,167   $  (69,074)   $   842,328   $   560,636
                           ==========   ==========    ===========   ===========
Income per share:
 Basic                     $      .14   $     (.02)   $       .22   $       .16
                           ==========   ==========    ===========   ===========
 Diluted                   $      .13   $     (.02)   $       .21   $       .16
                           ==========   ==========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Nine Months Ended
                                                       September 30
                                               ----------------------------
                                                   1999             1998
                                               ----------------------------
Cash Flows from Operating Activities:
 Net income                                    $ 1,032,218      $   735,636
 Adjustments to reconcile net income
   to net cash flows provided by (used in)
   operating activities:
   Bad debt expense                                110,000           55,082
   Provision for obsolete inventory               (296,603)         274,346
   Depreciation and amortization                 1,032,131          652,719
   Gain on dispositions                           (111,614)      (1,248,520)
   Amortization of deferred financing costs        108,286                0
   Amortization of goodwill                          6,242                0
 Changes in operating assets and liabilities,
   net of dispositions:
   Accounts receivable                            (281,559)        (458,554)
   Inventories                                    (828,477)        (477,338)
   Prepaid expenses and other current assets       121,275         (397,461)
   Accounts payable                                247,408          520,948
   Accrued expenses and other liabilities          483,215          235,405
   Deferred income                                 640,680          (76,200)
                                               -----------      -----------
Net cash flows provided by (used in)
operating activities                             2,263,202         (183,937)
                                               -----------      -----------
Cash Flows from Investing Activities:
 Acquisition of property and equipment            (429,102)        (704,147)
 Decrease in other assets                           76,328            5,503
 Proceeds from dispositions                        111,614          150,000
 Proceeds from sale of assets                            0            1,000
 Acquisition of assets of Cascade
   Technology Corporation                          (57,500)               0
                                               -----------      -----------
Net cash flows used in investing activities       (298,660)        (547,644)
                                               -----------      -----------
Cash Flows from Financing Activities:
 Net proceeds (payment) from line of credit       (689,778)         699,861
 Loan proceeds                                       3,853        1,363,768
 Principal repayments of loans, notes
   and leases                                     (421,031)      (1,472,026)
 Dividends on Preferred Series B
   Convertible Stock                              (189,890)        (175,000)
                                               -----------      -----------
Net cash flows provided by (used in)
financing activities                            (1,296,846)         416,603
                                               -----------      -----------
Net increase (decrease) in cash                    667,696         (314,978)

Cash - beginning of period                         136,467          435,538
                                               -----------      -----------
Cash - end of period                           $   804,163      $   120,560
                                               ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

                                                    Nine Months Ended
                                                       September 30
                                               ----------------------------
                                                   1999            1998
                                               -----------      -----------
Supplemental Non-cash Financing and
Investing Activities:

 Conversion of Preferred Stock to
 Common Stock                                  $ 1,237,500      $         0
                                               ===========      ===========
 Acquisition of assets of Cascade
 Technology Corporation                        $   181,865      $         0
                                               ===========      ===========

 Lease of assets                               $    73,560      $   857,562
                                               ===========      ===========

 Issuance of non-interest bearing note         $    47,913      $         0
                                               ===========      ===========

 Issuance of preferred stock                   $         0      $ 2,500,000
                                               ===========      ===========

 Cancellation of unpaid shares issued
 pursuant to Employee Stock Payment Plan       $         0      $ 1,191,500
                                               ===========      ===========

 Issuance of warrants                          $         0      $   569,600
                                               ===========      ===========

 Note receivable from disposition
 of AT Supply                                  $         0      $   200,000
                                               ===========      ===========









The accompanying notes are an integral part of these consolidated financial statements.

                  TELTRONICS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium(Registered TM) powered, multimedia computer for the mobile computer industry.

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

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998, as presented in the Company's annual report on Form 10-K.

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

The acquisition has been accounted for using the purchase method of accounting. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

  Inventory                                         $ 100,000
  Fixed assets                                         71,000
  Goodwill and identifiable intangible assets         116,278
  Notes payable                                       (47,913)
                                                    ---------
     Net assets acquired                            $ 239,365
                                                    =========
                                  8

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


NOTE 3 - DISPOSITIONS

On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable is payable at 12% and principal and interest are due monthly over three years starting April 1, 1998. The note receivable is secured by a second lien on assets and is personally guaranteed by the principals of the buyer. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's principal lender. The buyer assumed responsibility for payment of all liabilities. The Company recognized a gain of $1,148,250 during the quarter ending March 31, 1998. Revenues and net income for AT Supply were $1,278,000 and $6,000, respectively for the nine months ended September 30, 1998. The remaining balance of the $200,000 note receivable was paid in October, 1999.

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, a contingent consideration payable in one year of $112,000 and a 30% commission based on sales, payable monthly for one year. The Company recognized a gain of $100,000 during the quarter ending June 30, 1998 and a gain of $112,000 during the quarter ended March 31, 1999. Revenues for these product lines were $82,000 for the nine months ending September 30, 1998.

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

The following unaudited table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended         Nine Months Ended
                                  September 30              September 30
                            -----------------------    -----------------------
                               1999          1998         1999         1998
                            ----------   ----------    ----------   ----------
BASIC

Net income                  $  624,182   $    5,926    $1,032,218   $  735,636
Preferred dividends            (55,015)     (75,000)     (189,890)    (175,000)
                            ----------   ----------    ----------   ----------
 Income attributable to
  common shareholders       $  569,167   $  (69,074)   $  842,328   $  560,636
                            ==========   ==========    ==========   ==========
Weighted average shares
 outstanding                 4,054,522    3,415,513     3,773,683    3,415,513
                            ==========   ==========    ==========   ==========
Net income per share        $      .14   $     (.02)   $      .22   $      .16
                            ==========   ==========    ==========   ==========
DILUTED

Net income                  $  624,182   $    5,926    $1,032,218   $  735,636
Preferred dividends            (55,015)     (75,000)     (189,890)    (175,000)
                            ----------   ----------    ----------   ----------
 Income attributable to
  common shareholders       $  569,167   $  (69,074)   $  842,328   $  560,636
                            ==========   ==========    ==========   ==========
Weighted average shares
 outstanding                 4,054,522    3,415,513     3,773,683    3,415,513
Net effect of dilutive
 stock options                 160,152       82,159       134,541       86,849
Net effect of dilutive
  warrants                      81,770        6,008       119,993       42,520
                            ----------   ----------    ----------   ----------
 Dilutive potential common
  shares                     4,296,444    3,503,680     4,028,217    3,544,882
                            ==========   ==========    ==========   ==========
 Net Income per share       $      .13   $     (.02)   $      .21   $      .16
                            ==========   ==========    ==========   ==========

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:


                                              September 30,    December 31,
                                                  1999             1998
                                              -------------    ------------
                                               (Unaudited)

   Raw materials                               $ 3,355,597      $ 2,909,470
   Work-in-process                               1,892,040          825,631
   Finished goods                                  653,519        1,204,018
   Allowance for obsolete inventory               (812,705)      (1,075,748)
                                               -----------      -----------
                                               $ 5,088,451      $ 3,863,371
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

On March 29, 1999, the Company and Sirrom Capital Corporation
("Sirrom") amended and restated the $1,750,000 of Subordinated Secured
Debentures originally entered into on February 25, 1998 and due
February 13, 2002.  The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.  The $500,000
has been classified as long term debt at December 31, 1998 and current portion of long term debt at September 30, 1999.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998 and current portion of long term debt at September 30, 1999.

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



The following table presents information about reportable segment operations and assets.


                                 Three Months Ended       Nine Months Ended
                                    September 30            September 30,
                             ------------------------  ------------------------
                                 1999          1998       1999         1998
                             -----------  -----------  -----------  -----------
NET SALES

Teltronics:
 Telecommunications          $ 9,340,000  $ 6,389,000  $24,066,000  $17,631,000
 AT Supply (distribution)(1)           0            0            0    1,278,000
ISI                               (3,000)      56,000       22,000      702,000
Elimination of Inter-
  segment sales                        0      (48,000)     (73,000)    (178,000)
                             -----------  -----------  -----------  -----------
 Total sales                 $ 9,337,000  $ 6,397,000  $24,015,000  $19,433,000
                             ===========  ===========  ===========  ===========

DEPRECIATION AND AMORTIZATION

Teltronics:
 Telecommunications          $   232,000  $   192,000  $   643,000  $   598,000
 AT Supply (distribution)(1)           0            0            0        1,000
ISI                              130,000       14,000      389,000       54,000
                             -----------  -----------  -----------  -----------
 Total depreciation and
   amortization              $   362,000  $   206,000  $ 1,032,000  $   653,000
                             ===========  ===========  ===========  ===========

INTEREST AND FINANCING COSTS

Teltronics:
 Telecommunications          $   158,000  $   134,000  $   515,000  $   375,000
 AT Supply (distribution)(1)           0            0            0       32,000
ISI                              125,000      125,000      375,000      375,000
                             -----------  -----------  -----------  -----------
 Total interest and
   financing costs           $   283,000  $   259,000  $   890,000  $   782,000
                             ===========  ===========  ===========  ===========

SEGMENT PROFITS

Teltronics:
 Telecommunications          $ 1,457,000  $   643,000  $ 3,120,000  $   639,000
 AT Supply (distribution)(1)           0            0            0        6,000
ISI                             (833,000)    (637,000)  (2,200,000)  (1,157,000)
                             -----------  -----------  -----------  -----------
 Total                       $   624,000  $     6,000  $   920,000  $  (512,000)

Gain on dispositions                   0            0      112,000    1,248,000
                             -----------  -----------  -----------  -----------
 Income before income taxes  $   624,000  $     6,000  $ 1,032,000  $   736,000
                             ===========  ===========  ===========  ===========

SEGMENT ASSETS

Teltronics:
 Telecommunications          $14,783,000  $12,729,000  $14,783,000  $12,729,000
 AT Supply (distribution)(1)           0            0            0            0
ISI                            1,058,000    1,569,000    1,058,000    1,569,000
                             -----------  -----------  -----------  -----------
 Total segment assets        $15,841,000  $14,298,000  $15,841,000  $14,298,000
                             ===========  ===========  ===========  ===========

ACQUISITION OF PROPERTY
AND EQUIPMENT

Teltronics:
 Telecommunications          $    59,000  $   211,000  $   325,000  $   309,000
 AT Supply (distribution)(1)           0            0            0            0
ISI                               15,000       10,000      104,000      395,000
                             -----------  -----------  -----------  -----------
 Total acquisition of
 property and equipment      $    74,000  $   221,000  $   429,000  $   704,000
                             ===========  ===========  ===========  ===========

(1)  AT Supply was sold on March 6, 1998.

NOTE 9 - SUBSEQUENT EVENT

The remaining balance of the $200,000 note receivable from the sale of AT Supply was paid in October, 1999.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998.

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                     ------------------    -----------------
                                      1999        1998      1999       1998
                                     ------      ------    ------     ------
 Net sales                           100.0%      100.0%    100.0%     100.0%
  Cost of goods sold                  50.6%       53.5%     50.3%      56.6%
                                     ------      ------    ------     ------
  Gross profit                        49.4%       46.5%     49.7%      43.4%
                                     ------      ------    ------     ------

 Operating expenses:
  General and administrative          11.7%       12.7%     12.4%      13.7%
  Sales and marketing                 17.1%       18.6%     18.0%      18.1%
  Research and development            10.7%       12.8%     11.6%      11.2%
                                     ------      ------    ------     ------
                                      39.5%       44.1%     42.0%      43.0%
                                     ------      ------    ------     ------
  Income (loss) from operations        9.9%        2.4%      7.7%       0.4%
                                     ------      ------    ------     ------
 Other income (expense):
  Interest                            (2.3%)      (3.2%)    (2.8%)     (3.2%)
  Financing                           (0.7%)      (0.8%)    (1.0%)     (0.8%)
  Litigation costs                    (0.3%)      (0.6%)    (0.3%)     (0.2%)
  Gain on dispositions                 0.0%        0.0%      0.5%       6.4%
  Other                                0.1%        2.3%      0.2%       1.2%
                                     ------      ------    ------     ------
                                      (3.2%)      (2.3%)    (3.4%)      3.4%
                                     ------      ------    ------     ------
  Income before income taxes           6.7%        0.1%      4.3%       3.8%

  Income tax expense                   0.0%        0.0%      0.0%       0.0%
                                     ------      ------    ------     ------
  Net income                           6.7%        0.1%      4.3%       3.8%
                                     ======      ======    ======     ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

Sales were $9,337,000 for 1999 as compared to $6,397,000 for 1998.
This increase was due to  improved Remote Maintenance and Vision sales.

Gross profit was $4,615,000 or 49.4% for 1999 as compared to $2,973,000 or 46.5% for 1998. The increase was due to a change in product mix, with increased Remote Maintenance and Vision sales and reduced low margin electronic manufacturing sales.

General and administrative expenses were $1,090,000 for 1999 as compared to $810,000 for 1998. The increase was due to increased bad debt expense and depreciation on tools and dies for the Mentis(Registered TM) computer.

Sales and marketing expenses were $1,599,000 for 1999 as compared to $1,190,000 for 1998. The increase is due to increased payroll, commission, travel and marketing expenses.

Research and development expenses were $1,003,000 for 1999 as compared to $822,000 for 1998. The increase was due to continued funding for ISI and Teltronics' enhancements to Remote Maintenance and Vision products.

Income from operations was $923,000 for 1999 as compared to $151,000 for 1998. This increase relates to increased sales and margins, offset by increased expenses.

Other expense was $299,000 for 1999 as compared to expense of $145,000 for 1998. Interest and financing was $283,000 for 1999 as compared to $259,000 for 1998.

Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net income was $624,000 for 1999 as compared to a net income of $6,000 for 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

Sales were $24,015,000 for 1999 as compared to $19,433,000 for 1998.
This increase was due to improved Remote Maintenance and Vision sales. The prior year included $1,278,000 of AT Supply sales.

Gross profit was $11,927,000 or 49.7% for 1999 as compared to $8,425,000 or 43.4% for 1998. The increase was due to a change in product mix, with increased Remote Maintenance and Vision sales and the sale of AT Supply.

General and administrative expenses were $2,968,000 for 1999 as compared to $2,648,000 for 1998. The increase was due to increased bad debt expense and depreciation on tools and dies for the Mentis
(Registered TM) computer.

Sales and marketing expenses were $4,326,000 for 1999 as compared to $3,517,000 for 1998. The increase is due to increased payroll, commission, travel and marketing expenses.

Research and development expenses were $2,794,000 for 1999 as compared to $2,178,000 for 1998. The increase was due to continued funding for ISI and Teltronics' enhancements to Remote Maintenance and Vision products.

Income from operations was $1,840,000 for 1999 as compared to $82,000 for 1998. This increase relates to increased sales and margins, offset by increased expenses and the sale of AT Supply in the first quarter of 1998.

Other expense was $807,000 for 1999 as compared to income of $653,000 for 1998. Interest and financing was $890,000 for 1999 as compared to $782,000 for 1998. The customer list and maintenance and support agreements for the OBRi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000 recorded in the second quarter of 1998 and $112,000 recorded in the first quarter of 1999. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998.

Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net income was $1,032,000 for 1999 as compared to a net income of $736,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT"). On December 22, 1998, the Ninth Amendment of the Agreement with CIT was changed by the Company reducing the maximum availability to $5,500,000 due to the sale of AT Supply.

The Company's working capital ratio was 1.04:1 at September 30, 1999 as compared to 1.08:1 at December 31, 1998. Net working capital was $438,000 at September 30, 1999 as compared to $668,000 at December 31, 1998. Included in current liabilities was $3,308,000 and $3,998,000 of borrowings under the Company's line of credit at September 30, 1999 and December 31, 1998, respectively. During the second quarter of 1999, $1,500,000 of Debentures and loans with due dates of April 30, 2000 were reclassified from long-term debt to current portion of long-term debt.

Net cash increased by $668,000 for the nine months ended September 30, 1999 as compared to a net cash decrease of $315,000 for the nine months ended September 30, 1998. Net cash flows from operating activities totaled $2,263,000 for the nine months ended September 30, 1999 as compared to cash flows used in operating activities of $184,000 for the nine months ended September 30, 1998.

Accounts receivable increased by $282,000 for the nine months ended September 30, 1999 as compared to an increase of $459,000 for the nine months ended September 30, 1998. Inventories increased by $828,000 for the nine months ended September 30, 1999 as compared to an increase of $477,000 for the nine months ended September 30, 1998. This increase relates to inventory purchases made for production scheduled for the fourth quarter of 1999.

Net cash flows used in investing activities totaled $299,000 for the nine months ended September 30, 1999 as compared to $547,000 for the nine months ended September 30, 1998. Acquisition of property and equipment totaled $429,000 for the nine months ended September 30, 1999 as compared to $704,000 for the nine months ended September 30, 1998. The decrease was due to reduced expenditures for dies and molds for ISI.

Cash flows used in financing activities totaled $1,297,000 for the nine months ended September 30, 1999 as compared to cash flows provided by financing activities of $416,000 for the nine months ended September 30, 1998. The Company repaid debt of $1,107,000 during the nine months ended September 30, 1999 and borrowed $592,000 in the nine months ended September 30, 1998.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,750,000 of Subordinated Secured Debentures originally entered into on February 25, 1998 and due February 13, 2002. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002. The $500,000 has been classified as long-term debt at December 31, 1998 and current portion of long term debt at September 30, 1999.

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

On March 29, 1999, the Company and Sirrom amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. If the Loan is not repaid by September 30, 1999, the interest rate increases from 12% to 13.5%. This Loan has been classified as long-term debt at December 31, 1998 and current portion of long-term debt at September 30, 1999.

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

The Company has leased a new computer system that is year 2000 compliant. This system cost $570,000 and was capitalized in 1998. Internal costs are expected to increase $100,000 per year due to the computer system installation. The external installation and training costs are estimated to be $130,000 and the installation was completed by April 30, 1999, which was prior to any significant impact of the Year 2000 on its operating systems. Training and installation costs of $100,000 related to the new computer system have been expensed as of September 30, 1999. The $130,000 will be paid from operating cash flow. The system installation should not defer any additional systems projects.

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

At the present time, the Company does not have a contingency plan to operate in the event that its business systems, products and raw materials are not Year 2000 compliant. If additional testing scheduled for the fourth quarter of 1999 suggests that there is a significant risk that the computer system, products, customers and raw materials might not be Year 2000 compliant, the Company anticipates developing a contingency plan.

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

In August, 1999, a former employee commenced an action against the Company in the Circuit Court, Twelfth Judicial Circuit, Sarasota County, Florida seeking damages for alleged violations of the Florida Worker's Compensation law and the Family and Medical leave Act. An Answer with Affirmative Defenses was served and the action will be vigorously defended.

In September, 1999, the Company and its majority owned subsidiary, ISI, were served with a Counterclaim in connection with litigation commenced in July, 1998 by the Company and ISI in the United States District Court For the Middle District of Florida against two former employees and entities they control ("Defendants"). The Company's and ISI's Complaint seeks damages and equitable relief against the Defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contract and business relations; and violations of federal and state anti-fraud statutes.
The Counterclaim seeks damages in excess of $3,000,000 for alleged interference with contracts, breach of employment contracts and trade slander. A Reply was served to the Counterclaim. The Company has meritorious defenses to the Counterclaim which will be vigorously defended.

ITEM 2.   CHANGES IN SECURITIES - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION

On July 15, 1999, the Company entered into an agreement with Teleco, Inc. to distribute the Company's switching system.

ITEM 6A.  EXHIBITS

          27   Financial Data Schedule . . . . . . . . . . . . . . . . . .(a)

ITEM 6B.  REPORTS ON FORM 8-K - None

----------------------
(a) Filed as an Exhibit to this Quarterly Report on Form 10-Q for the Nine month period ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TELTRONICS, INC.


October 26, 1999                Ewen R. Cameron
                                President & Chief Executive Officer



October 26, 1999                Mark E. Scott
                                Vice President Finance, Secretary, Treasurer and Principal Accounting Officer