Form 10-K
period 1999-12-31
TELTRONICS INC
filed 2000-03-28
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _________________________ to _________________________

Commission File Number:    0-17893

TELTRONICS, INC.

(Name of small business issuer in its charter)

Delaware                                                                                   59-2937938

(State or other jurisdiction of Incorporation or organization)                       (IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida 34243

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:   : (941) 753-5000

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ X ].

Issuer's revenues for its most recent fiscal year: $32,644,534

The aggregate market value (closing sale price) on the NASDAQ Stock Market of the Registrant's Common Stock held by non-affiliates at February 22, 2000, was approximately $13,680,794. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 22, 2000, 4,060,522 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 50-51.

--- 1 ---

--- 2 ---

PART I

Item 1. BUSINESS

GENERAL

           Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium® powered, multimedia computer for the wearable computer industry.

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

           On April 18, 1996, ISI acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company ("Interactive") and its three members ("Members") pursuant to an Agreement of Sale dated March 27, 1996 as amended by an Amendment to Agreement of Sale dated April 18, 1996 ("Agreement"). Under the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a mobile, self-contained, voice activated, portable, Pentium® processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement. See BUSINESS - MOBILE, MULTIMEDIA COMPUTER PRODUCTS.

           On September 20, 1996, Teltronics/SRX, Inc. ("Teltronics/SRX"), a wholly owned Delaware subsidiary of the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas, under an Agreement of Sale among Seller, Teltronics/SRX and the Company dated September 19, 1996 ("Agreement") approved by order of the United States Bankruptcy Court, Eastern District of Texas, Sherman Division. Teltronics/SRX sells PBX systems, switches and related PBX telecommunication and peripheral devices. See BUSINESS - PBX/ACD PRODUCTS.

           On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE® panel link display, open sales orders and other purchased assets described in the Agreement. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

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

--- 3 ---

TELTRONICS - SEGMENT

INTELLIGENT SYSTEMS MANAGEMENT / REMOTE MAINTENANCE PRODUCTS

           Emphasis on service as a product (the maintenance and repair of systems) caused a market for automated fault/alarms management systems to emerge in the 1980's. The market is based on the need to monitor a population of remotely located, computer based systems from a Technical Assistance Center ("TAC"). This capability is extremely important in the telecommunications industry as well as in other service environments. To effectively address this market, service providers need state of the art technology to manage and maintain their equipment, and to project a pro-active service image to their customers.

           Management believes that it has established a strong competitive position in the Intelligent Systems Management market through sales of the following products: Site Event Buffer-II®, SEB jr.™, and IRISnGEN™.

           Site Event Buffer-II ("SEB-II®"). The SEB-II® monitoring system monitors remotely located Network elements.

           The SEB-II® product may simultaneously monitor up to four Network elements. In addition to fault/alarm reporting and security functionality the SEB-II also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II to concurrently collect and store various forms of data, such as Station Message Detail Records (SMDR), Automatic Call Distribution (ACD) data, and Private Automated Branch Exchange ("PABX") traffic information. By using IRIS and IRISnGEN™, this data may be retrieved and processed into useful reports.

           The SEB-II is a multi-application product whose architecture permits its operational characteristics to be completely changed by remotely downloading new software. Introduced in mid-1991, the SEB-II replaces the original Site Event Buffer-I (SEB-I) with a product that offers increased functionality, twice the data storage capacity, and support for additional Network elements.

           In late 1993, the Company commenced development of certain sophisticated computer scripts, written in a high-level language, that may be used to create a dialogue between the SEB-II and the Network element. This dialogue allows the SEB-II to clear fault conditions present in the Network element and to perform more complex analysis of maintenance data. Included in these development activities is the design of high speed internal modems required for more demanding applications and for international markets. These developments were completed in 1994.

           SEB jr.™ The SEB jr.™ remote monitor was introduced to penetrate a new segment of the market. SEB jr. is an affordable remote monitor for smaller, less expensive Network elements, yet provides virtually all of the features of the SEB-II. SEB jr. is positioned to allow service providers to offer complete end-to-end monitoring of a wide variety of elements of networks. With the introduction of SEB jr., Teltronics' Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network elements, regardless of size or cost.

           INTELLI.M@N™.  The INTELLI.M@N™ product, introduced in late 1997, moves the Intelligent Systems Management product line into exciting new areas. The monitoring of local area network ("LANs"), wide area network ("WANs"), equipment is critical to the operation of enterprise data networks. The INTELLI.M@N product works in conjunction with the SEB and allows telecom service companies to leverage their investment a new way. This device lets the SEB monitor data networks and report faults and other events through the same infrastructure that is used to monitor PABXs, and voice mail systems in traditional voice network applications. Since most service customers have both voice and data systems,

--- 4 ---

this offering provides a new revenue opportunity for telecom service companies. A single SEB can monitor a PABX, a voice mail system, and through the INTELLI.M@N device many network elements. The INTELLI.M@N is fully simple network management protocol ("SNMP") compliant and can receive alarms from network elements and actively query many parameters (MIB objects) in the multiple network elements. In this role, the INTELLI.M@N product serves as an SNMP manager responsible for a segment of the network and reports alarms out-of-band to the Service Provider. It can also serve as an SNMP Mid-Level-Manager reporting in-band to a Network Management System ("NMS") in the enterprise.

           When configured with the LATIN (Legacy Adapter To InterNet) software option INTELLI.M@N serves as a universal SNMP proxy agent for equipment that is not SNMP compliant. Customers may now monitor a wide variety of legacy telecom and data network devices with their enterprise SNMP based NMS. INTELLI.M@N hardware will interface to any equipment that outputs fault and status information via an RS232C port. Received events are sent to the NMS as SNMP traps and the INTELLI.M@N MIB may be queried and examined by the NMS. The INTELLI.M@N product also has a WEB Server which allows the MIB to be viewed with a simple WEB browser.

           In a third configuration, the INTELLI.M@N combines the capabilities of both remote maintenance SNMP manager and proxy agent. This product is used when both proxy agent and out-of-band reporting is required at a single site.

           IRISnGEN™. The IRISnGEN™ system is a comprehensive software package used by service providers in Technical Assistance Centers to monitor alarms and to process data collected from the Network elements.

           SEB® remote monitors associated with remote Network elements report events to the IRISnGEN™ software. These events may represent alarm conditions in the Network elements, or may simply be status information to indicate that everything is working properly. Using IRISnGEN software, the service provider often identifies and resolves problems before the customer is aware of them. IRISnGEN software is also used to collect data stored in SEBs and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access Network elements for routine maintenance.

           A database of Network element alarms is maintained in IRISnGEN so that the service provider may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of Network elements.

           Building on the success of the UNIX based IRIS™ product, the IRISnGEN product brings the next generation of alarms management to the marketplace. This new product incorporates all the features of the original IRIS product while introducing major new capabilities.

           This advanced alarms management system is a client/server application and takes full advantage of the power and flexibility of Windows NT®. Any number of users with PCs running Windows® 98 or Window NT® Workstation can access the system. The system has a relational database designed to support the organization of a typical telecom service company operating a Technical Assistance Center. It also supports the creation of an unlimited number of relationships that logically group customer sites and monitored systems. Geographical alarm display, alarm escalation, alarm correlation, alarm forwarding, help desk, and World Wide Web access are just a few of the new capabilities being introduced. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program Interface (API) has been introduced to assist customers in integrating IRISnGEN with legacy management systems and databases.

--- 5 ---

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

           IRIS™ Traffic. This optional IRISnGEN software module is a traffic analysis system that allows service providers to perform traffic studies on NORTEL SL-1 and Meridian-1 PABX systems. The information created by this application assists the service provider in "fine tuning" their customer's PABX to operate more efficiently. The IRISnGEN Traffic system has proven to be a very effective revenue generator for service providers. The system allows the service provider to identify PABX enhancements that can be sold to the end-user to improve PABX performance.

PBX/ACD PRODUCTS

           VisionLS™/VisionMS®/VisionSi. The Vision® systems are multi-function Key/Hybrid/PBX and CENTREX CPE telecommunications systems. They are used to process calls by general business and professional organizations, health care, financial, government, technology, transportation, and education, call centers, service centers, and other organizations that need flexible, value added telecommunications capabilities. These systems are also used to pass data to and receive commands from computers via a Computer Telephone Interface ("CTI"). Inherent in the software of these telecommunications platforms are automatic call distribution (ACD), automated attendant (AIR), intelligent call handling and dynamic call routing based on ANI, DNIS, and Caller ID. Some features of the Company's Vision® systems, such as automatic telephone relocation, copy, and replace are unmatched in the telecommunications industry.

           QueVision® QueVision® is a call center management product, using CTI techniques, that accepts call events from Vision® systems and uses that data to deliver real-time information enabling supervisors to effectively manage either formal or informal call center activity. The system provides on-demand and scheduled reports and supports the use of a wall mounted display screen to let all agents see the performance of the call center.

           CENTRALINK911/PALLADIUM IPC. This Vision switching platform provides both the telecommunications link and automatic location identification to over seven-hundred Public Safety Answering Points (911 emergency call centers). The system is comprised of two parts: The ANI Controller, which is a Vision telecommunications platform with specialized features and the ALI controller, a computer running Teltronics' software that allows it to retrieve and display information about the location of a 911 caller based on the caller's telephone number.

           VisionWorks™. VisionWorks™ is a Windows® -based voice mail system providing a full- featured voice mail plus unified messaging. Through integration with MAPI compliant applications, every email, every voice mail, every fax can be handled on the client desktop. Options include local area paging, fax on demand, AMIS standard networking, and on screen call control. Using VisionPath™ CTI to connect to any Vision system, users can view the name and number of incoming callers, record calls as messages, and divert calls to other extensions or mailboxes. Outgoing calls can be launched from the desktop using the VisionWorks, or other contact manager.

           VisionVM®. A mature voice mail system that provides up to eight ports of voice mail for small to mid-sized organizations. VisionVM® takes advantage of the advanced voice mail integration capabilities inherent in every Vision system to deliver customized features. VisionVM installs quickly and can be customized by users. VisionVM provides up to 6,000 mailboxes, fax detection, and networks to any AMIS compliant voice mail system.

--- 6 ---

ELECTRONIC MANUFACTURING SERVICES

           Teltronics provides contract electronic manufacturing services for companies in the telecommunications, industrial control, and other computer-related industries. Services include product design, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified by BABT 340, ISO9002 and UL. During the fourth quarter of 1999, the Company received ISO 9002 re-certification. Through this important quality certification, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

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

ISI - SEGMENT

MOBILE, MULTIMEDIA COMPUTER PRODUCTS

           During 1999 the Company continued to market the Mentis® computer, along with MentiSoft®. The Company needed to invest in newer, faster technology. To this end, it put together a design for a Pentium® III Mentis computer. Although we were ready to manufacture this product, it became clear that the speed to market was such that by the time we got the product out, the next faster version would then be required. We therefore decided that the return on the continued investment in the hardware portion of Mentis was not justified.

           We continued to improve our software and have found a market in a specialized application. The Company has applied for a patent covering the Company's proprietary process and is currently evaluating the market. This process requires processor speeds in excess of 500 MHz.

           Early in January, 2000 the Company sourced a Pentium® III 500 MHz computer logic board from an outside company and is currently in the process of integrating it in the Mentis plastics. This will be utilized in backpacks and other potential areas which will use the MentiSoft software. Although the Company will have one of the fastest Windows®-based mobile computers, it is still not clear whether that market is yet ready to purchase this type of equipment.

           We also have packaged the Mentis hardware in our Vision switching product line enabling turnkey supply of hardware and software to our distribution channels.

PATENTS, COPYRIGHTS AND TRADEMARKS

           Teltronics has the following trademarks and patents: (i) Trademarks: Ideas That Communicate®, Site Event Buffer®, SuperVizor®, CallQuest®, Dispatcher®, Net-Path®, SEB InterAct®, DiscoveryMATE®, Site Event Buffer II™, IRIS™, IRISnGEN™ and INTELLIM@N™; (ii) U.S. Patents: Switching Circuit for Computer/Data Acquisition Terminal.

--- 7 ---

           Teltronics/SRX has the following trademarks, patents and copyrights: (i) Trademarks: Shared Resource Exchange®, SRX®, SRX and design®, Vision®, Vision and design®, OmniWorks and design®, SRX OmniWorks and design®, VisionPath®, VisionMS®, VisionPhone®, VisionXPhone®, VisionACD®, QueVision®, VisionVM®, VisionLS™, VisionTAS™, VisionOS™, VisionView™, Vision SeeScape™, VisionPhonePC™ and VisionWorks™; (ii) Copyrights: SRX Call processing, CENTRALINK release 1.0 software, SRX E911 software, CENTRALINK ALI release 1.2 software (co-owned with Pro-Tel, Inc.), SRX Call Processing, VisionMS (System Two) release 2.2 software, and SRX call processing, System One release 4.6 software; (iii) U.S. Patents: Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System and Station Controller for Multi-Line Pick-Up and Automatic Monitoring of Telephone Station Moves; and (iv) Canadian Patents: Station Controller for Enhanced Multi-Line Pick-Up in a Centrex Exchange Telephone System.

           ISI has the following trademarks and copyrights: (i) Trademarks: rtmEditor®, rtmNavigator®, MENTIS®, MentiSoft®, Interactive Solutions™, VoiceZoom™, VoiceProbe™, RTM, Real Time Mentoring™, Just In Time Learning™ and ISI and design™; (ii) Copyright: MentiSoft Version 1.0 consisting of two modules, rtmEditor Version 1.01 and rtmNavigator Version 1.0.

           The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality and non-compete agreements presently executed by key employees.

WARRANTY AND SERVICE

           The Company provides a limited warranty on most of its products, for a period of 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, at the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company's technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company at its facility in Sarasota, Florida. To date, warranty expenses have been insignificant in relation to the Company's gross sales.

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

--- 8 ---

BACKLOG

           The Company's backlog at December 31, 1999, 1998 and 1997 was $10,581,000, $3,489,000, and $2,617,000 respectively. At February 29, 2000, February 26, 1999 and March 18, 1998, the Company's backlog was $9,339,000, $4,860,000 and $3,926,000 respectively.

CUSTOMERS

           Sales to major customers were as follows:

	Years Ended December 31,
	1999	1998	1997
Customer A	---	13%	---
Customer B	26%	12%	13%
Customer C	---	11%	---
Customer D	---	10%	---
Customer E	16%	---	---

           No other customers exceeded 10% of total sales in any year.

COMPETITION

           The Company has two significant competitors in the Intelligent Systems Management marketplace, Ion Networks, Inc. and Telco Research. The PBX market has many competitors with the dominant players being Lucent and Northern Telecom. The Vision PBX is active in the ACD and small PBX market. The Mobile, Multimedia Computer market is new and evolving and has a small number of competitors. Management of the Company believes the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products.

RESEARCH AND PRODUCT DEVELOPMENT

           The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 1999, 1998 and 1997 were $3,693,000, $3,057,000 and $2,428,000, respectively.

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

--- 9 ---

may be required to take whatever steps are necessary to correct radio and television interference caused by operation of such equipment in a residential area.

EMPLOYEES

           As of December 31, 1999, the Company employed 231 personnel.

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

           The monthly ARE Lease payment is $50,800. The ARE Lease expires in August, 2005, and may be extended by the Company for two five year periods. Included in the ARE Lease is a single story building located at 2240 Whitfield Industrial Way. This building consists of approximately 7,500 square feet.

           The Company leases approximately 10,000 square feet of warehouse space at 2245 Whitfield Industrial Way in Sarasota, Florida. The monthly lease payments are $2,489 through April 30, 2000. The lease expires on April 30, 2000.

           The Company leases approximately 10,655 square feet of office space for the research and development facility in Dallas, Texas. The monthly lease payment is $7,325 during 1996-1999 and $7,733 per month during 2000-2001. The lease expires in December, 2001.

Item 3. LEGAL PROCEEDINGS

           From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened that, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

           In August, 1999, a former employee commenced an action against Teltronics in the Circuit Court, Twelfth Judicial Circuit, Sarasota County, Florida seeking damages for alleged violations of the Florida Worker's Compensation Law and the Family and Medical Leave Act. An answer with affirmative defenses was served and the action will be vigorously defended.

           In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint seeks damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. The counterclaim seeks damages in excess of $3,000,000 for alleged interference with contracts, breach of employment contracts and trade slander. A reply was served to the counterclaim. The Company believes it has valid defenses to the counterclaim which will be vigorously defended. Trial is scheduled to commence in May, 2000.

--- 10 ---

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           During the quarter ended December 31, 1999, no matters were submitted to a vote of the stockholders of the Company.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           As of August 1, 1989, the Company listed its Common Stock for trading on The National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). The Company's Common Stock trades on The Nasdaq SmallCap Market™ tier of The Nasdaq Stock Market® under the symbol: TELT. The following table sets forth for the fiscal periods indicated the high and low trade prices in the over-the-counter market for the Company's Common Stock as reported on Nasdaq.

	COMMON STOCK
	1999 Trade		1998 Trade
	High	Low	High	Low
PERIOD
1st Quarter	$2.50	$1.50	$3.00	$1.78
2nd Quarter	6.97	1.56	9.00	2.00
3rd Quarter	3.66	2.38	4.06	1.63
4th Quarter	4.88	1.94	3.88	1.50

           On February 22, 2000, the closing bid quotation for the Company's Common Stock as reported on Nasdaq was $5.94. As of February 22, 2000, there were approximately 1,415 shareholders of the Company's Common Stock. The Company historically has not paid cash dividends on common shares. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future.

--- 11 ---

Item 6. SELECTED FINANCIAL DATA

           The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	1999 (5)	1998 (4)	1997	1996 (2)(3)	1995 (1)
Statement of Operations Data:
Net sales	$ 32,644,534	$ 26,794,674	$ 34,673,407	$ 28,878,016	$ 21,603,491
Gross profit	15,990,827	11,448,963	11,025,664	9,359,476	8,378,507
Total operating expenses	13,662,235	11,156,756	12,110,926	11,401,763	7,611,517
Income (loss) from operations	2,328,592	292,207	(1,085,262)	(2,042,287)	766,990
Other income (expense):
Interest	(855,246)	(904,682)	(1,110,530)	(547,743)	(381,645)
Financing	(331,578)	(443,778)	(135,793)	(42,250)	(287,275)
Litigation costs	(77,220)	(58,346)	(189,645)	(323,094)	0
Gain on dispositions	111,614	1,248,250	0	0	0
Gain on sale of software rights	0	0	0	0	165,000
Other	67,462	247,205	33,850	9,703	(2,466)
Total other income (expense)	(1,084,968)	88,649	(1,402,118)	(903,384)	(506,386)
Net income (loss)	1,243,624	380,856	(2,487,380)	(2,945,671)	260,604
Net income (loss) attributable to common shareholders	$ 1,024,367	$ 130,856	$ (2,487,380)	$ (2,945,671)	$ 222,879
Net income (loss) per share:
Basic	$ 0.27	$ 0.04	$ (0.74)	$ (1.05)	$ 0.09
Diluted	0.25	0.04	(0.74)	(1.05)	0.08
Shares used to compute amount:
Basic	3,844,470	3,417,744	3,382,223	2,817,586	2,528,018
Diluted	4,113,092	3,522,354	3,382,223	2,817,586	2,631,659
Balance Sheet Data:
Working capital	$ 805,259	$ 668,480	$ (50,409)	$ (481,574)	$ 887,433
Total assets	15,794,841	14,430,769	16,052,764	17,013,085	8,913,951
Current portion of long term debt and capital lease obligations	5,592,822	4,500,244	4,923,050	4,354,981	2,717,716
Long term debt, less current portion	1,509,662	3,417,288	4,690,231	921,740	583,673
Total shareholders'equity (deficiency)	3,824,979	2,618,747	(711,846)	1,717,034	2,338,170

(1)     Reflects the startup of AT Supply, Inc. in October, 1995.
(2)     Reflects the acquisition of Interactive Solutions, Inc. on April 18, 1996.
(3)     Reflects the acquisition of Teltronics/SRX, Inc. on September 20, 1996.
(4)     Reflects the disposition of AT Supply, Inc. on March 6, 1998.
(5)     Reflects the acquisition of Cascade Technology Corporation on February 19, 1999.

--- 12 ---

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

           The Company focuses on two major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to Service Providers to enable them to be pro-active in maintaining their systems. A typical Service Provider are companies such as GTE, Williams Communications, Sprint, MCIWorldcom and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new Service Provider customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN™, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II's or an INTELLIM@N™, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in R & D to develop, not only later versions of the centralized Windows® NT software (IRISnGEN)™, but also the SEB® hardware with an anticipated SEB-III which should be available in the fall of year 2000, which would enable sophisticated monitoring, of not only voice networks, but data networks in one box.

           The second telecommunications market is in the PBX arena which involves providing telephone switches to small and medium size businesses as well as advanced ACD (Automatic Call Distribution). The Vision® switching product has a sophisticated CTI (Computer Telephony Interface) and is an extremely robust digital switch. This product is sold through distribution, not directly to the end-user customers. Therefore, after the Company signs up a new distribution channel, Teleco for example, the distributor first established all of its structures and pricing to enable it to sell to their customers. Typically, this requires at least six months to a year before any positive results are realized from any new distribution channels that the Company has established. Within the Vision® switching product line, is a version for emergency 911. The Company, up until recently, had an exclusive supply contract with Motorola, under which Motorola branded the product as a CENTRALINK911 and provided all sales channels. During 1999 the Company terminated the exclusivity of the contract with Motorola and entered into an agreement with Lucent Public Safety to market the switch into its markets. In addition, Motorola continues to promote the Company's products. Again, this is not an overnight process. Lucent has validated the switch and are now prepared to market it to their customers. Lucent's customers are typically the RBOCs (Regional Bell Operating Companies), e.g. SBC. However, before SBC will release this product to their customers, they need to fully validate the switch, run tests, establish beta sites, etc. which could take six months to a year before any significant sales materialize from that channel. The Company also is investing in this product range. The Company has already brought it up-to-date with the necessary PRI/BRI (ISDN) interfaces, but continues to invest in the processor of the product to enable IP telephony in the future.

           The Company has been successful in manufacturing its own products, reducing costs and increasing gross margins. To supplement our own business, the Company also sells electronic manufacturing services to companies that require high quality but have low volume. This enables the Company to maximize the facility and reduce overhead costs.

           Interactive Solutions, a majority owned subsidiary of the Company, has invested heavily in developing a small, wearable/mobile computer. It has also invested in sophisticated software as an enabling technology for voice applications. Recently, the Company discontinued internal development of the hardware, but continues to develop software and has applied for a patent, for a specific process. The Company is currently investigating the market potential for the new process. It has also sourced a more powerful computer board to fit into the Mentis® plastics to allow for a minimum of a 500 MHz Pentium® III.

--- 13 ---

           The Company has continued to grow each year, the majority of which is through organic growth. However, it is clear that the business has experienced seasonality to its growth due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters but year to year growth has been maintained. The Company is endeavoring to spread its sales across more product lines to reduce the seasonal impact which should materialize as Vision® sales increase.

Acquisitions

           On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE® panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

           The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,500 at closing and issued a non-interest bearing note for $47,913 that was paid in June, 1999.

           On December 31, 1999, the Company entered into an agreement to acquire substantially all of the assets of Telident, Inc. ("Seller"), a Minnesota corporation, located in Minneapolis, Minnesota, under an Agreement of Sale dated December 31, 1999 ("Agreement"). Such Agreement was amended on February 16, 2000. See NOTE 18 - PROPOSED BUSINESS COMBINATION.

Dispositions

           On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable was payable at 12% and principal and interest were due monthly over three years starting April 1, 1998. The note receivable was secured by a second lien on assets and was personally guaranteed by the principals of the buyer. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's principal lender. The buyer assumed responsibility for payment of all liabilities. The Company recognized a gain on the disposition of AT Supply of $1,148,250 during the year ended December 31, 1998. Revenues and net income for AT Supply were $1,278,000 and $6,000 respectively for the year ended December 31, 1998. Revenues and net loss were $9,293,000 and $608,000, respectively for the year ended December 31, 1997. The remaining balance of the $200,000 note receivable was paid in October, 1999.

           On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, and a contingent consideration payable in one year of $112,000. The Company recognized a gain of $100,000 and $112,000 during 1998 and 1999, respectively. Revenues for these product lines were $82,000 for the year ending December 31, 1998 and $299,000 for the year ended December 31, 1997.

--- 14 ---

Results of Operations

           The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

	1999	1998	1997
Net sales	100.0%	100.0%	100.0%
Gross profit	49.0	42.7	31.8
Total operating expenses	41.9	41.6	35.0
Income (loss) from operations	7.1	1.1	-3.2
Other income (expense):
Interest	-2.6	-3.4	-3.2
Financing	-1.0	-1.7	-0.4
Litigation costs	-0.2	-0.2	-0.5
Gain on dispositions	0.3	4.7	0.0
Other	0.2	0.9	0.1
Total other income (expense)	-3.3	0.3	-4.0
Income (loss) before income taxes	3.8	1.4	-7.2
Income tax expense	0.0	0.0	0.0
Net income (loss)	3.8%	1.4%	-7.2%

Year ended December 31, 1999 compared to year ended December 31, 1998.

           Sales were $32,645,000 for 1999 as compared to $26,795,000 for 1998. This increase was due to improved Intelligent Systems Management and Vision sales, offset by a $704,000 decrease in ISI sales. The prior year included $1,278,000 of AT Supply sales.

           Gross profit was $15,991,000 or 49.0% for 1999 as compared to $11,449,000 or 42.7% for 1998. The increase was due to a change in product mix, with increased Intelligent Systems Management and Vision sales, the sale of AT Supply and raw material cost reductions.

           General and administrative expenses were $3,959,000 for 1999 as compared to $3,398,000 for 1998. The increase was due to increased payroll, relocation and bad debt expense and depreciation on tools and dies for the Mentis® computer system.

           Sales and marketing expenses were $6,010,000 for 1999 as compared to $4,702,000 for 1998. The increase is due to increased payroll, commission, travel and marketing expenses.

           Research and development expenses were $3,693,000 for 1999 as compared to $3,057,000 for 1998. The increase was due to continued funding for ISI and Teltronics for Intelligent Systems Management and Vision products.

           Income from operations was $2,329,000 for 1999 as compared to $292,000 for 1998. This increase relates to increased sales and margins, offset by increased expenses.

           Other expense was $1,085,000 for 1999 as compared to other income of $89,000 for 1998. Interest and financing was $1,187,000 for 1999 as compared to $1,348,000 for 1998. The customer list and maintenance and support agreements for the ORBi-TEL for Windows contract maintenance business were

--- 15 ---

sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000 recorded in the second quarter of 1998 and $112,000 recorded in the first quarter of 1999. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998.

           Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

           The net income was $1,244,000 for 1999 as compared to $381,000 for 1998.

Year ended December 31, 1998 compared to year ended December 31, 1997.

           Sales were $26,795,000 for 1998 as compared to $34,673,000 for 1997. This decrease was due to a reduction in AT Supply sales of $8,015,000, offset by an ISI sales increase of $530,000.

           Gross profit was $11,449,000 or 42.7% for 1998 as compared to $11,026,000 or 31.8% for 1997. The increase was due to a change in product mix, with increased Intelligent Systems Management and ISI sales, and the sale of AT Supply.

           General and administrative expenses were $3,398,000 for 1998 as compared to $4,873,000 for 1997. The decrease was due to expense reductions and the sale of AT Supply.

           Sales and marketing expenses were $4,702,000 for 1998 as compared to $4,810,000 in 1997.

           Research and development expenses were $3,057,000 for 1998 as compared to $2,428,000 for 1997. The increase was due to continued funding for ISI and Teltronics for Intelligent Systems Management and Vision products.

           Income from operations was $292,000 for 1998 as compared to a loss from operations of $1,085,000 for 1997. This increase relates to improved margins, reduced expenses and the sale of AT Supply.

           Other income was $89,000 for 1998 as compared to an expense of $1,402,000 for 1997. Interest and financing was $1,348,000 for 1998 as compared to $1,246,000 for 1997. The customer list and maintenance and support agreements for the ORBi-TEL for Windows contract maintenance business were sold to MDR Telemanagement Limited in April, 1998 for a gain of $100,000 recorded in the second quarter of 1998. AT Supply was sold for a gain of $1,148,000 during the first quarter of 1998.

           Income tax expense was offset by a corresponding reduction in the deferred tax asset valuation allowance.

           The net income was $381,000 for 1998 as compared to a net loss of $2,487,000 for 1997.

Liquidity and Capital Resources

           Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT"). On December 22, 1998, the Ninth Amendment was signed reducing the maximum availability to $5,500,000 due to the sale of AT Supply.

           The Company's working capital ratio was 1.08:1 at December 31, 1999 and 1998. Net working capital was $805,000 at December 31, 1999 as compared to $668,000 at December 31, 1998. Included in current liabilities was $3,586,000 and $3,998,000 of borrowings under the Company's line of credit at December 31, 1999 and 1998, respectively. During the second quarter of 1999, $1,500,000 of Debentures

--- 16 ---

and loans with a due date of April 30, 2000 were reclassified from long-term debt to current portion of long-term debt.

           Net cash increased by $818,000 for the year ended December 31, 1999 as compared to a decrease of $299,000 for the year ended December 31, 1998. Net cash flows provided by operating activities were $2,313,000 for the year ended December 31, 1999 as compared to net cash flows used in operating activities of $94,000 for the year ended December 31, 1998.

           Accounts receivable increased by $129,000 for the year ended December 31, 1999 as compared to an increase of $1,138,000 for the year ended December 31, 1998. This increase was not significant. Inventories increased by $1,842,000 for the year ended December 31, 1999 as compared to an increase of $148,000 for the year ended December 31, 1998. This increase relates to inventory purchases made for production scheduled for the first quarter of 2000. Accounts payable increased by $238,000 for the year ended December 31, 1999 as compared to an increase of $398,000 for the year ended December 31, 1998. The increase relates to inventory purchases made for production scheduled for the first quarter of 2000.

           Net cash flows used in investing activities totaled $339,000 as compared to $905,000 for the year ended December 31, 1998. Acquisition of property and equipment totaled $653,000 for the year ended December 31, 1999 as compared to $950,000 for the year ended December 31, 1998. The decrease was due to reduced purchases of property and equipment.

           Cash flows used in financing activities totaled $1,156,000 for the year ended December 31, 1999 as compared to cash flows provided by financing of $700,000 for the year ended December 31, 1998. The Company repaid debt of $937,000 during 1999 and borrowed $950,000 in 1998.

           On February 25, 1998, the Company issued 25,000 shares of Preferred Series B Convertible Stock for $2,500,000. The Preferred Series B Convertible Stock provides for a $12 per share annual dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Preferred Series B Convertible Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Preferred Series B Convertible Stock cannot be called for two years and after two years, only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. After four years, the Company has the right to redeem the Preferred Series B Convertible Stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible Stock contains certain financial covenants.

           On March 29, 1999, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures agreement. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 at February 13, 2002.

           On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest is paid quarterly starting May 15, 1998. On March 29, 1999, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. On September 30, 1999, the interest rate increased from 12% to 13.5%.

--- 17 ---

Impact of Year 2000

           Teltronics prepared for the impact of the arrival of the Year 2000 on its business. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs categorize the "year" in a two-digit format. The Year 2000 Issue creates potential risks for Teltronics, including potential problems in Teltronics' products as well as in the Information Technology ("IT") and non-IT systems that Teltronics uses in its business operations. Teltronics may also be exposed to risks from third parties with whom Teltronics interacts who fail or have failed to adequately address their own Year 2000 Issues.

           Teltronics pursued an organized program to assure Teltronics' products, production, equipment and information systems and related infrastructure were Year 2000 compliant. Teltronics' Year 2000 program included four phases: (1) an audit and assessment phase designed to identify Year 2000 Issues; (2) a modification and testing phase designed to correct Year 2000 Issues internally; (3) a purchase phase designated to correct Year 2000 Issues externally; and (4) an implementation and test phase to install and test the system for Year 2000 compliance for external purchases.

           Teltronics completed the audit and assessment phases for all products. The modification of all products and related testing was completed by December 31, 1998. Selected older and discontinued products are not Year 2000 compliant and customers were so advised. The cost to update products for Year 2000 compliance was not significant and was completed in conjunction with ongoing development efforts.

           Teltronics completed an assessment of production equipment and related infrastructure. Such equipment and infrastructure was Year 2000 compliant.

           Teltronics also completed an assessment of the Year 2000 Issue for the computer system, which includes finance and production hardware and software. Teltronics leased a new computer system that is Year 2000 compliant. This system cost $570,000 and was capitalized in 1998. Internal costs increased $100,000 per year due to the computer system installation. The external installation and training costs were $130,000 and the installation was completed by April 30, 1999, which was prior to any significant impact of the Year 2000 Issue on Teltronics' operating systems. Training and installation costs of $100,000 related to the new computer system were expensed as of December 31, 1999. The $130,000 was paid from operating cash flow. The system installation did not defer any additional systems projects.

           Teltronics has not encountered any Year 2000 problems subsequent to December 31, 1999 related to product, equipment or information systems. However, not all external vendors or systems have been used at this date.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company had no holdings of derivative financial or commodity instruments at December 31, 1999. The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.

--- 18 ---

Item 8. FINANCIAL STATEMENTS

Index to Financial Statements

Financial Statements:

--- 19 ---

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Teltronics, Inc.

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
February 22, 2000

--- 20 ---

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	1999	1998
Current assets:
Cash	$ 954,764	$ 136,467
Accounts receivable, net	4,754,896	4,755,963
Inventories, net	5,319,765	3,863,371
Prepaid expenses and other current assets	236,034	307,413
Total current assets	11,265,459	9,063,214
Property and equipment, net	3,872,018	4,422,722
Other assets	657,364	944,833
Total assets	$ 15,794,841	$ 14,430,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$ 5,266,159	$ 4,184,639
Current portion of capital lease obligations	326,663	315,605
Accounts payable	3,151,492	2,913,161
Accrued expenses and other current liabilities	981,030	821,572
Deferred income	734,856	159,757
Total current liabilities	10,460,200	8,394,734
Long-term liabilities:
Long-term debt, net of current portion	1,250,000	2,870,887
Capital lease obligations, net of current portion	259,662	546,401
Total long-term liabilities	1,509,662	3,417,288
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par, 40,000,000 shares authorized, 4,054,522 and 3,478,139 issued and outstanding at December 31, 1999 and 1998, respectively	4,056	3,480
Non-voting common stock, $.001 par, 5,000,000 shares authorized, zero shares issued and outstanding	0	0
Preferred series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at December 31, 1999 and 1998	100	100
Preferred series B convertible stock, $.001 par value, 25,000 shares authorized, 12,625 and 25,000 shares issued and outstanding at December 31, 1999 and 1998, respectively	13	25
Additional paid-in-capital	16,624,672	16,443,371
Accumulated deficit	(12,803,862)	(13,828,229)
Total shareholders' equity	3,824,979	2,618,747
Total liabilities and shareholders' equity	$ 15,794,841	$ 14,430,769

The accompanying notes are an integral part of these consolidated financial statements.

--- 21 ---

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	1998	1997
Net sales	$ 32,644,534	$ 26,794,674	$ 34,673,407
Cost of goods sold	16,653,707	15,345,711	23,647,743
Gross profit	15,990,827	11,448,963	11,025,664
Operating expenses:
General and administrative	3,959,370	3,397,926	4,872,743
Sales and marketing	6,009,705	4,701,769	4,809,949
Research and development	3,693,160	3,057,061	2,428,234
	13,662,235	11,156,756	12,110,926
Income (loss) from operations	2,328,592	292,207	(1,085,262)
Other income (expense):
Interest	(855,246)	(904,682)	(1,110,530)
Financing	(331,578)	(443,778)	(135,793)
Litigation costs	(77,220)	(58,346)	(189,645)
Gain on dispositions	111,614	1,248,250	0
Other	67,462	247,205	33,850
	(1,084,968)	88,649	(1,402,118)
Income (loss) before income taxes	1,243,624	380,856	(2,487,380)
Income tax expense	0	0	0
Net Income (loss)	1,243,624	380,856	(2,487,380)
Dividends on preferred series B convertible stock	219,257	250,000	0
Net income (loss) attributable to common shareholders	$ 1,024,367	$ 130,856	$ (2,487,380)
Net income (loss) per share
Basic	$ 0.27	$ 0.04	$ (0.74)
Diluted	$ 0.25	$ 0.04	$ (0.74)

The accompanying notes are an integral part of these consolidated financial statements.

--- 22 ---

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

	COMMON STOCK SHARES AMOUNT		PREFERRED STOCK SHARES AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	UNPAID EMPLOYEE STOCK PAYMENT PLAN SHARES	TOTAL
Balance, December 31, 1996	3,366,013	$3,367	100,000	$100	$13,185,272	$(11,471,705)	$ 0	$1,717,034
Shares issued pursuant to Employee Stock Payment Plan	500,000	500	0	0	1,249,500	0	(1,191,500)	58,500
Net loss	0	0	0	0	0	(2,487,380)	0	(2,487,380)
Balance, December 31, 1997	3,866,013	3,867	100,000	100	14,434,772	(13,959,085)	(1,191,500)	(711,846)
Cancellation of unpaid shares issued pursuant to Employee Stock Payment Plan	(450,500)	(450)	0	0	(1,191,050)	0	1,191,500	0
Additional shares issued for acquisition of net assets of Shared Resource Exchange, Inc.	62,626	63	0	0	130,074	0	0	130,137
Issuance of Preferred Series B Convertible Stock	0	0	25,000	25	2,499,975	0	0	2,500,000
Dividends paid on Preferred Series B Convertible Stock	0	0	0	0	0	(250,000)	0	(250,000)
Warrants issued	0	0	0	0	569,600	0	0	569,600
Net income	0	0	0	0	0	380,856	0	380,856
Balance, December 31, 1998	3,478,139	3,480	125,000	125	16,443,371	(13,828,229)	0	2,618,747
Shares issued for acquisition of net assets of Cascade Technology Corporation	126,383	126	0	0	181,739	0	0	181,865
Conversion of Preferred Series B Convertible Stock to Common Stock	450,000	450	(12,375)	(12)	(438)	0	0	0
Dividends paid on Preferred Series B Convertible Stock	0	0	0	0	0	(219,257)	0	(219,257)
Net income	0	0	0	0	0	1,243,624	0	1,243,624
Balance, December 31, 1999	4,054,522	$4,056	112,625	$113	$16,624,672	$(12,803,862)	$ 0	$3,824,979

The accompanying notes are an integral part of these consolidated financial statements.

--- 23 ---

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,243,624	$ 380,856	$ (2,487,380)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for doubtful accounts	129,876	84,957	590,078
Provision for obsolete inventories	485,238	456,868	528,389
Depreciation and amortization	1,348,258	1,015,963	628,485
Amortization of intangibles	9,364	0	0
Gain on dispositions	(111,614)	(1,248,520)	0
Gain on sale of assets	0	(118)	0
Amortization of deferred financing costs	134,231	238,534	0
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(128,809)	(1,138,200)	284,021
Inventories	(1,841,632)	(148,043)	964,509
Prepaid expenses and other current assets	71,379	(113,525)	(86,817)
Accounts payable	238,331	397,904	(2,711,775)
Accrued expenses and other liabilities	159,458	(20,796)	(131,046)
Deferred income	575,099	0	0
Net cash flows provided by (used in) operating activities	2,312,803	(94,120)	(2,421,536)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(652,995)	(950,261)	(1,387,627)
(Increase) decrease in other assets	260,152	(105,552)	34,610
Proceeds from dispositions	111,614	150,000	0
Proceeds from sale of assets	0	1,000	0
Acquisition of Cascade Technology Corporation	(57,500)	0	0
Net cash flows used in investing activities	(338,729)	(904,813)	(1,353,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	0	0	(25,180)
Net (repayment) proceeds from line of credit	(411,524)	1,160,623	255,781
Loan proceeds	4,524	1,381,157	4,250,000
Principal repayments of loans, notes and leases	(529,520)	(1,591,918)	(353,135)
Dividends on Preferred Series B Convertible Stock	(219,257)	(250,000)	0
Cash received from stock issuance	0	0	82,625
Net cash flows provided by (used in) financing activities	(1,155,777)	699,862	4,210,091
Net increase (decrease) in cash and cash equivalents	818,297	(299,071)	435,538
Cash and cash equivalents - beginning of year	136,467	435,538	0
Cash and cash equivalents - end of year	$ 954,764	$ 136,467	$ 435,538

The accompanying notes are an integral part of these consolidated financial statements.

--- 24 ---

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,
	1999	1998	1997
SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for purchase of assets of Cascade Technology Corporation	$ 181,865	0	$ 0
Lease of fixed assets	$ 73,560	$ 862,212	$ 183,914
Issuance of non-interest bearing note in purchase of Cascade Technology Corporation	$ 47,913	$ 0	$ 0
Issuance of Preferred Series B Convertible Stock in exchange for long term debt	$ 0	$2,500,000	$ 0
Cancellation of unpaid shares issued pursuant to Employee Stock Payment Plan	$ 0	$1,191,500	$ 0
Issuance of warrants	$ 0	$ 569,600	$ 0
Issuance of note receivable	$ 0	$ 241,121	$ 0
Issuance of common stock for purchase of net assets of Shared Resource Exchange, Inc.	$ 0	$ 130,137	$ 0
Issuance of shares pursuant to Employee Stock Payment Plan at an average price of $2.50 per share	$ 0	$ 0	$1,250,000
SUPPLEMENTAL DISCLOSURES:
Interest paid	$ 853,973	$ 945,254	$1,017,757

The accompanying notes are an integral part of these consolidated financial statements.

--- 25 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium® powered, multimedia computer for the mobile computer industry.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and TELTRONICS/SRX, Inc., its 85% owned subsidiary Interactive Solutions, Inc. ("ISI") and its 80% formerly owned subsidiary AT Supply, Inc. ("AT Supply"). AT Supply was sold on March 6, 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

For the years ended December 31, 1999, 1998 and 1997, losses applicable to the 15% minority interest of ISI exceeded the minority interest in the equity capital and the losses accordingly, are included in the determination of net income. However, to the extent of future earnings, if any, the Company shall be credited to the extent of such losses that were previously absorbed.

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE® panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

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

Concentration of Credit Risk - The Company's largest customer was 26%, 12% and 13% of sales in 1999, 1998 and 1997, respectively. In 1999, one additional customer was 16% of sales. In 1998 three additional customers were 13%, 11% and 10% of sales. No other single customer accounted for more than 10% of the Company's sales in 1997. The Company's principal customers includes Regional Bell Operating Companies, independent telephone companies, alternative service providers and telecommunication companies located throughout the United States.

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

--- 26 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net Income (loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 1999 and 1998 relating to convertible preferred stock were anti-dilutive and were not included in the calculation of diluted loss per share.

Revenue Recognition - Revenues from product sales are recognized when the product is shipped. Beginning January 1, 1998, the Company has recognized revenue from software product sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) have been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, consulting services, etc.), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the software license fees is subject to forfeiture, refund, or other contractual contingencies, the Company will postpone revenue recognition until the contingency has been removed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue. Prior to January 1, 1998, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

Derivatives - In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (the "Statement"), Accounting of Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

Research and Development - Research and development costs are expensed as incurred.

Stock Based Compensation - The Company accounts for its stock based compensation under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock

--- 27 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issued to Employees, and presents disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") Accounting for Stock-Based Compensation.

Warranty - The Company provides currently for the estimated cost that may be incurred under product warranties. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 3 - ACQUISITIONS

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE® panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,500 at closing and issued a non-interest bearing note for $47,913 that was paid in June, 1999.

The acquisition has been accounted for using the purchase method of accounting and results of operations of Cascade are included from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory	$ 100,000

Fixed assets	71,000

Goodwill and identifiable intangible assets	116,278

Notes payable	(47,913)
Net assets acquired	$239,365

The pro forma operating results for 1999 assuming this acquisition had been consummated as of January 1, 1999, would not be materially different from reported operating results. The excess cost over fair value of the net assets acquired (goodwill) and identifiable tangible assets are being amortized on a straight-line basis as follows:

	Amount	Life
Customer List	$ 35,000	5 years
Patent	35,000	14 years, 7 months
Goodwill	46,278	15 years

--- 28 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - DISPOSITIONS

On March 6, 1998, the Company sold the assets and liabilities of AT Supply, a majority owned subsidiary. The subsidiary was sold to the minority owners of the subsidiary for $424,836 in cash and a note receivable for $200,000. Interest on the note receivable was payable at 12% and principal and interest were due monthly over three years starting April 1, 1998. The note receivable was secured by a second lien on assets and was personally guaranteed by the principals of the buyer. The buyer paid $972,450 at closing to terminate all liens and security interests with the Company's principal lender. The buyer assumed responsibility for payment of all liabilities. The Company recognized a gain on the disposition of AT Supply of $1,148,250 during the year ended December 31, 1998. Revenues and net income for AT Supply were $1,278,000 and $6,000 respectively for the year ended December 31, 1998. Revenues and net loss were $9,293,000 and $608,000, respectively for the year ended December 31, 1997. The remaining balance of the $200,000 note receivable was paid in October, 1999.

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, and a contingent consideration payable in one year of $112,000. The Company recognized a gain of $100,000 and $112,000 during 1998 and 1999, respectively. Revenues for these product lines were $82,000 and $299,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 1999 and 1998 relating to convertible preferred stock were anti-dilutive and were not included in the calculation of diluted loss per share.

--- 29 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	1999	1998	1997
Basic
Net income (loss)	$ 1,243,624	$ 380,856	$(2,487,380)
Preferred dividends	(219,257)	(250,000)	0
Income (loss) attributable to common shareholders	$ 1,024,367	$ 130,856	$(2,487,380)
Weighted average shares outstanding	3,844,470	3,417,744	3,382,223
Net income (loss) per share	$ 0.27	$ 0.04	$ (0.74)
Diluted
Net income (loss)	$ 1,243,624	$ 380,856	$(2,487,380)
Preferred dividends	(219,257)	(250,000)	0
Income (loss) attributable to common shareholders	$ 1,024,367	$ 130,856	$(2,487,380)
Weighted average shares outstanding	3,844,470	3,417,744	3,382,223
Net effect of dilutive stock options using the treasury stock method	145,049	72,719	0
Net effect of dilutive warrants using the treasury stock method	123,573	31,891	0
Dilutive potential common shares	4,113,092	3,522,354	3,382,223
Net income (loss) per share	$ 0.25	$ 0.04	$ (0.74)

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1999 and 1998 are as follows:
	December 31,
	1999	1998
Accounts receivable	$ 4,964,896	$ 4,865,963
Less provision for doubtful accounts	(210,000)	(110,000)
	$ 4,754,896	$ 4,755,963

The provision for doubtful accounts was $129,876, $84,957 and $590,078 for the years ended December 31, 1999, 1998 and 1997, respectively.

--- 30 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - INVENTORIES

The major classes of inventories at December 31, 1999 and 1998 are as follows:

	December 31,
	1999	1998
Raw materials	$ 3,307,549	$ 2,909,470
Work-in-process	1,931,809	825,631
Finished goods	783,478	1,204,018
Provision for obsolete inventory	(703,071)	(1,075,748)
	$ 5,319,765	$ 3,863,371

Provision for obsolete inventories were $485,238, $456,868 and $528,389 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 8 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 1999 and 1998 are as follows:

	December 31,
	1999	1998
Machinery and equipment	$ 3,296,353	$ 2,973,069
Furniture, fixtures and computers	3,168,627	2,803,215
Equipment under capital lease	2,622,753	2,635,132
Leasehold improvements	307,191	293,123
	9,394,924	8,704,539
Accumulated depreciation and amortization	(5,522,906)	(4,281,817)
	$ 3,872,018	$ 4,422,722

Depreciation and amortization expense was $1,348,258, $1,015,963 and $628,485 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 1999 and 1998 are as follows:

	December 31,
	1999	1998
Payroll	$ 702,386	$ 604,407
Other	278,644	217,165
	$ 981,030	$ 821,572

--- 31 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - DEBT

Debt at December 31, 1999 and 1998 consists of the following:
	December 31,
	1999	1998

Bank line of credit - On July 23, 1997, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") entered into a Ninth Amendment to the Company's Line of Credit Facility and Term Loan. The Amendment reduced the interest rate from 2.5% to 2.0% above prime rate, increased maximum availability from $4,950,000 to $7,000,000, increased the prepayment penalty for any payment prior to October 28, 1998 from 1% to 1.5%, extended the Initial Term to October 28, 2000, and added ISI as a co-borrower on the Line of Credit Facility and Term Loan. On December 22, 1998, the Ninth Amendment was changed, reducing the maximum availability to $5,500,000 due to the sale of AT Supply. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. The Company incurred renewal loan fees of $55,000 and $70,000 during 1999 and 1998, respectively. A director of the Company has personally guaranteed a portion of the facility. At December 31, 1999 and 1998, the Company had $1,913,855 and $1,502,324, available respectively, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.	$3,586,145	$3,997,676
Subordinated Secured Debentures - payable in quarterly interest payments only at 12% and with principle payments of $500,000 and $1,250,000 due April 30, 2000 and February 13, 2002, respectively. Collateralized by a first lien on property and equipment and a second lien on all other assets.	1,750,000	1,750,000
Senior Secured loan - payable in quarterly interest payments at 13.5% and due April 30, 2000. Collateralized by a first lien on property and equipment and a second lien on all other assets.	1,000,000	1,000,000
Senior Secured loan - payable in monthly installments of $10,272, including interest at 12% with a final payment due October 1, 2000. Collateralized by a first lien on property and equipment and a second lien on all other assets.	120,886	222,893
Notes payable - officer, payable upon demand with interest accruing at 8% per annum.	59,128	54,596
Unsecured note payable to insurance company.	0	30,361
Total	6,516,159	7,055,526
Less current portion	5,266,159	4,184,639
Long-term portion	$1,250,000	$2,870,887

On February 25, 1998, the Company issued $1,750,000 of Subordinated Secured Debentures (the "Debentures"). The Debentures were due February 13, 2002 and fees paid in connection with the Debentures totaled $8,750. The Debentures do not have a prepayment penalty and are collateralized by a first lien on fixed assets and a second lien on all other assets. The Holder of the Debentures received 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year period beginning on the date of issuance. The Debentures contain certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

--- 32 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 29, 1999, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures agreement. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest is paid quarterly starting May 15, 1998. On March 29, 1999, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of April 30, 2000. On September 30, 1999, the interest rate increased from 12% to 13.5%. The Holder of the Loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loans contain certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

Future maturities as of December 31, 1999 are as follows:

	Total	Bank Line of Credit	Other Debt
2000	$5,266,159	$3,586,145	$1,680,014
2001	0	0	0
2002	1,250,000	0	1,250,000
2003	0	0	0
2004	0	0	0
	$6,516,159	$3,586,145	$2,930,014

The covenants in the Loan And Security Agreement with CIT restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; and transactions with affiliates.

The covenants in the Debenture Purchase Agreement for the Subordinated Secured Debentures and Senior Secured Loans restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates. The Company is in compliance with the terms of the above covenants.

NOTE 11 - CAPITAL LEASE OBLIGATIONS

Leased assets include machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as property and equipment under capital lease obligations. Interest on these obligations range from approximately 8% to 12%.

Leased property under capital leases at December 31, 1999 and 1998 consists of the following:

	December 31,
	1999	1998
Machinery and equipment cost	$ 2,622,753	$ 2,635,132
Less: accumulated depreciation	(1,464,342)	(1,275,195)
Net book value	$ 1,158,411	$ 1,359,937

--- 33 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 1999 are as follows:

Fiscal Year

2000	$ 373,181
2001	258,027
2002	13,886
Total minimum lease payments	645,094
Less: amount representing interest	(58,769)
Present value of minimum lease payments	586,325
Less: current portion	(326,663)
Long-term capital lease obligations	$ 259,662

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

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. The 401(k) plan does not require the Company to match participant contributions and no contributions were made during 1999, 1998 and 1997.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(A) Employment Agreements - The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

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

--- 34 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments for all noncancellable operating leases at December 31, 1999 are as follows:

2000	$ 768,964
2001	734,095
2002	609,600
2003	609,600
2004	609,600
Thereafter	406,400
$3,738,259

Rental expense for operating leases totaled approximately $763,000, $744,000 and $637,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(C) Legal Proceedings - From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened that, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

In August, 1999, a former employee commenced an action against Teltronics in the Circuit Court, Twelfth Judicial Circuit, Sarasota County, Florida seeking damages for alleged violations of the Florida Worker's Compensation Law and the Family and Medical Leave Act. An answer with affirmative defenses was served and the action will be vigorously defended.

In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint seeks damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. The counterclaim seeks damages in excess of $3,000,000 for alleged interference with contracts, breach of employment contracts and trade slander. A reply was served to the counterclaim. The Company believes it has valid defenses to the counterclaim which will be vigorously defended. Trial is scheduled to commence in May, 2000.

NOTE 15 - SHAREHOLDERS' EQUITY

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

On February 16, 1998, the Company authorized 25,000 shares of Preferred Series B Convertible Stock at a par value of $.001 per share.

On February 25, 1998, the Company issued 25,000 shares of Preferred Series B Convertible Stock for $2,500,000. The Preferred Series B Convertible Stock provides for a $12 per share annual

--- 35 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Preferred Series B Convertible Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Preferred Series B Convertible Stock cannot be called for two years and after two years, only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. After four years, the Company has the right to redeem the Preferred Series B Convertible Stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible Stock contains certain financial covenants.

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

(C) Incentive Stock Option Plan - The Company adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorized the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan will terminate August 8, 2005 unless terminated earlier by the Board of Directors or extended by the Board with approval of the stockholders. The Plan authorizes the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended and are limited to 1,250,000 shares of the Company's common stock. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 1999:

		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life	Shares	Weighted Average Exercise Price
$1.63 - $3.00	396,000	$1.81	7.5	226,000	$1.81
$3.50	66,000	3.50	6.9	66,000	3.50
$5.50	550,000	5.50	6.6	550,000	5.50
	1,012,000		7.0	842,000

The per share weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $1.21, $1.99 and $1.57, respectively. All options were granted at not less than the fair market value at date of grant. All options are exercisable over periods ranging from five to ten years from the date of grant unless employment is terminated. Options totaling 234,000 shares were available for grant at December 31, 1999. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for

--- 36 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:
	1999	1998	1997
Risk-free interest rates	6.5%	6.4%	5.8%
Weighted average expected life of the options	5.0 years	5.0 years	5.0 years
Volatility factor of the expected market price of the Company's Common Stock	83%	85%	95%
Dividend yield	None	None	None
Net income (loss) as reported	$1,243,624	$380,856	$(2,487,380)
Pro forma net income (loss)	$1,226,273	$275,038	$(4,093,380)
Pro forma net income (loss) per share:
Basic	$0.26	$0.01	$(1.21)
Diluted	$0.24	$0.01	$(1.21)

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1996	800,000	$4.54
Granted	124,000	2.09
Exercised	0.00
Forfeited	(53,000)	3.23
Expired	0.00
Outstanding, December 31, 1997	871,000	$4.27
Granted	50,000	2.84
Exercised	0.00
Forfeited	(20,000)	1.66
Expired	0.00
Outstanding, December 31, 1998	901,000	$4.24
Granted	167,000	1.72
Exercised	0.00
Forfeited	(56,000)	2.59
Expired	0.00
Outstanding, December 31, 1999	1,012,000	$3.93
Exercisable, December 31, 1999	842,000	$4.35

The pro forma information is based on options granted which varies from year-to-year and is not necessarily indicative of pro forma information for future periods.

--- 37 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties:

(A) Prepaid Lease Guarantee - A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1999 and 1998 was $262,908 and $234,108, respectively.

(B) Office Sublease - A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $39,200, $51,721 and $19,280 in 1999, 1998 and 1997, respectively. In addition, the Company provided the company owned by the Director with services and this company was billed $87,232 in 1997. No services were provided in 1999 and 1998.

NOTE 17 - INCOME TAXES

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 1999, 1998 and 1997 to income before income taxes:

	Years ended December 31,
	1999	1998	1997
Federal tax at the statutory rate	$422,832	$129,491	$(845,709)
State income taxes net of federal tax benefit	48,493	24,558	(87,240)
Change in valuation allowance for deferred tax asset	(415,769)	(229,842)	1,112,902
Change in effective tax rate	0	0	(212,545)
Other items	(55,556)	75,793	32,592
	$ 0	$ 0	$ 0

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

--- 38 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	Years ended December 31,
	1999	1998	1997
Deferred tax assets:
Net operating loss carryforward	$ 2,892,758	$ 3,255,488	$ 3,267,771
Accrued vacation	142,948	118,420	155,843
Inventory	423,247	499,668	425,136
Other	1,335	0	0
Bad debt reserve	83,267	41,393	260,748
Accrued expenses	71,497	29,163	67,095
	3,615,052	3,944,132	4,176,593
Valuation allowance	(3,267,495)	(3,683,264)	(3,913,106)
Deferred tax liabilities:
Depreciation	(335,350)	(232,991)	(232,149)
Software costs	(12,207)	(27,877)	(31,338)
Net deferred tax asset	$ 0	$ 0	$ 0

During the years ended December 31, 1999 and 1998, the Company recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes will be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 1999, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $7,545,000 and a Florida state net operating loss carryforward of approximately $9,020,000, which will expire in the years 2008 through 2019. Such net operating losses are available to offset future taxable income.

NOTE 18 - PROPOSED BUSINESS COMBINATION

On December 31, 1999, the Company entered into an agreement to acquire substantially all of the assets of Telident, Inc. ("Seller"), a Minnesota corporation, located in Minneapolis, Minnesota, under an Agreement of Sale dated December 31, 1999 ("Agreement"). The agreement was amended on February 16, 2000.

Under the Amended Agreement, the Company would acquire substantially all of the assets of the Seller, including $1,100,000 cash, and assume certain liabilities in exchange for 637,500 shares of the Company's $.001 par value voting common stock ("Shares"). Ten percent (10%) of the Shares will be placed in escrow for 90 days to cover any indemnity claims of Company under the Amended Agreement. Holders of a majority of the voting securities of the Seller have indicated their consent to the proposed transactions under the Amended Agreement if closed prior to June 1, 2000.

Completion of the proposed transactions is subject to certain conditions described in the Amended Agreement including approval by the shareholders of Seller to the dissolution of Seller and registration under the Securities Act of 1933, as amended, of the Shares to be distributed to the shareholders of Seller upon liquidation.

--- 39 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - SEGMENT INFORMATION

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

--- 40 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about reportable segment operations and assets.

	Year ending December 31,
	1999	1998	1997
Net Sales
Teltronics:
Telecommunications	$32,683,000	$25,012,000	$25,702,000
AT Supply distribution (1)	0	1,278,000	9,293,000
ISI	35,000	739,000	209,000
Elimination of Intersegment sales	(73,000)	(234,000)	(531,000)
Total sales	$32,645,000	$26,795,000	$34,673,000
Depreciation and Amortization
Teltronics:
Telecommunications	$825,000	$739,000	$585,000
AT Supply distribution (1)	0	1,000	24,000
ISI	523,000	276,000	19,000
Total depreciation and amortization	$1,348,000	$1,016,000	$628,000
Interest and Financing Costs
Teltronics:
Telecommunications	$688,000	$817,000	$607,000
AT Supply distribution (1)	0	32,000	305,000
ISI	499,000	499,000	334,000
Total interest and financing costs	$1,187,000	$1,348,000	$1,246,000
Segment Profits
Teltronics:
Telecommunications	$4,340,000	$997,000	$185,000
AT Supply distribution (1)	0	6,000	(608,000)
ISI	(3,208,000)	(1,870,000)	(2,064,000)
Total	1,132,000	(867,000)	(2,487,000)
Gain on dispositions	112,000	1,248,000	0
Net income (loss) before taxes	$1,244,000	$381,000	$(2,487,000)
Segment Assets
Teltronics:
Telecommunications	$14,874,000	$13,086,000	$11,035,000
AT Supply distribution (1)	0	0	3,825,000
ISI	921,000	1,345,000	1,193,000
Total segment assets	$15,795,000	$14,431,000	$16,053,000
Acquisition of Property and Equipment
Teltronics:
Telecommunications	$498,000	$409,000	$389,000
AT Supply distribution (1)	0	0	5,000
ISI	155,000	541,000	994,000
Total acquisition of property and equipment	$653,000	$ 950,000	$ 1,388,000
(1)	AT Supply was sold on March 6, 1998. See Note 4 of the consolidated financial statements.

Information on major customers is discussed in the Summary of Significant Accounting Policies. Sales to foreign countries were insignificant. All assets are located in the United States.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

--- 41 ---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

           The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

Name	Age	Position
Ewen R. Cameron	47	Director, President, Chief Executive Officer and Assistant Secretary
Mark E. Scott	46	Vice President Finance, Secretary and Treasurer
William L. Hutchison	54	Executive Vice President, Chief Operating Officer
Peter G. Tuckerman	53	Vice President Product Management
Robert B. Ramey	42	Vice President Electronic Manufacturing
Jeffrey L. Box	47	Vice President Development, Chief Technical Officer
Alan R. Place	50	Vice President Sales
Norman R. Dobiesz	52	Director and Senior Vice President Business Development
Carl S. Levine	53	Director
Gregory G. Barr	40	Director

           The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

           Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 28 years in the computer and telecommunications industry.

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

--- 42 ---

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

           Jeffrey L. Box, Vice President of Development and Chief Technical Officer, joined the Company in November of 1996. In 1983, Mr. Box was one of the founders of Shared Resource Exchange, Inc. (SRX), where he served as vice president until the acquisition by Teltronics in 1996. At SRX, he was the original architect of the switching platforms that have evolved into the present Teltronics Vision® product line. Prior to 1983, he held various engineering & management positions with Vought Corp., Arthur A. Collins, Inc., Rockwell International, and United Technologies. Mr. Box hold B.S.E.E. and M.S.E.E. degrees from Southern Methodist University and is a registered professional engineer in Texas.

           Alan R. Place, Vice President of Sales, joined the Company in April of 1999. Prior to this, Mr. Place was with Norstan Communications, Inc. for 12 years. Mr. Place served in various sales management and executive management positions including Area Vice President/General Manager from 1994 through 1997 and as Vice President/Central US geography until joining the company. Mr. Place was with the Dictaphone division of Pitney Bowes Corporation from 1982 to 1988 and served in various sales and management positions, including Branch Manager and District Manager. Mr. Place has spent the last 20 years in the computer and telecommunications industries. Mr. Place holds an A.S. degree from Corning College, Corning, NY and a B.A. degree from the Ohio State University.

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

           Gregory G. Barr is currently Senior Vice President and Senior Loan Officer of Atlantic States Bank, Fort Myers, Florida. Prior to that, Mr. Barr was employed as Senior Vice President, Senior Lender for SouthTrust Bank. From 1987 to 1997 Mr. Barr was employed by Barnett Bank, Inc. as Senior Vice President and Commercial Banking Manager for Manatee County. Mr. Barr has experience in Commercial Banking, Finance, Accounting and Capital Markets transactions. He is a graduate of Salem State College, Salem, Massachusetts holding a Bachelor of Science in accounting. Mr. Barr has served as a Director of the Company since June 4, 1999.

--- 43 ---

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

           The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 1999 (collectively, the "Named Officers").

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compen-sation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compen- sation
Ewen R. Cameron President & CEO	1999 1998 1997	$377,704 287,532 253,284	(2) (2) (2)	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
Norman R. Dobiesz Senior Vice President Business Development	1999 1998 1997	$377,704 287,209 253,173	(2) (2) (2)	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
William L. Hutchison Executive Vice President & COO	1999 1998 1997	$208,740 183,986 184,800	(3) (3) (3)	$15,000 --- ---	--- --- ---	--- --- ---	10,000 --- 20,000	--- --- ---	--- $7,828 14,451
Jeffrey L. Box Vice President Development & CTO	1999 1998 1997	$129,654 126,545 128,140	(4) (4) (4)	$15,000 --- $7,052	--- --- ---	--- --- ---	5,000 --- ---	--- --- ---	--- --- ---
Alan R. Place Vice President Sales	1999	$142,836	(5)	---	---	---	20,000	---	$36,723
Mark E. Scott Vice President Finance	1999 1998 1997	$112,967 103,524 59,181	(6) (6) (6)	$15,000 7,000 ---	--- --- ---	--- --- ---	--- --- 30,000	--- --- ---	--- 14,879 ---

(1)	Certain personal benefits that aggregate less than ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained are not included.
(2)	Salary for 1999 for Messrs. Cameron and Dobiesz includes $50,000 total accrued, but not paid during both 1998 and 1997.
(3)	William L. Hutchison was hired October 10, 1996. All other compensation consists of relocation expenses.
(4)	Jeffrey L. Box was hired November 1, 1996.
(5)	Alan R. Place was hired April 12, 1999. All other compensation consists of relocation expenses.
(6)	Mark E. Scott was hired May 1, 1997. All other compensation consists of relocation expenses.

--- 44 ---

Employment Agreements

           The Company entered into five (5) year employment agreements with Ewen Cameron, President, Chief Executive Officer and Assistant Secretary, and Norman R. Dobiesz, Senior Vice President, Business Development commencing May 1, 1999. Both agreements were amendments and restatements of prior agreements which the employees entered into with the Company as of January 1, 1995. Each employment agreement is renewable for an additional five (5) year period at the employees' option and provides for a base annual salary of $325,000 subject to annual increases of $25,000 per year. Either of the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to one year's base salary.

           On October 14, 1996, the Company entered into a three (3) year employment agreement with William L. Hutchison, the Company's Executive Vice President, Chief Operating Officer and Assistant Secretary. The employment agreement provides for an annual salary of $207,000 and is terminable prior to expiration of its stated term upon the occurrence of certain events. If Mr. Hutchison's employment agreement is terminated prior to its scheduled expiration without cause or for failure to adequately perform, in the Company's judgment, the services, duties and responsibilities assigned by the Company, whether or not such failure is intentional, Mr. Hutchison will be entitled to severance equal to six (6) month's salary.

           On May 1, 1997, the Company entered into a one (1) year employment agreement with Mark E. Scott, the Company's Vice President Finance, Secretary and Treasurer. The agreement is renewable annually for an additional year unless the Company or employee elect not to renew. This agreement was amended June 23, 1998. The employment agreement provides for an annual salary of $120,000 and is terminable prior to expiration of its stated term upon the occurrence of certain events. If Mr. Scott's employment agreement is terminated prior to its scheduled expiration without cause, Mr. Scott will be entitled to severance equal to six (6) month's salary.

1995 Incentive Stock Option Plan

           The Company adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-K there are approximately ninety employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

           An aggregate of 1,250,000 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant. On December 1, 1999, the Company registered 1,250,000 shares under this plan on Form S-8.

--- 45 ---

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

           During 1999, the Company issued options to purchase 122,000 shares to non-executive employees and 45,000 shares to executive employees and a Director. During 1999, the Company canceled options previously granted to non-executive employees to purchase 56,000 shares of common stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date
William L. Hutchison	10,000	8.2%	1.63	2009
Alan R. Place	20,000	16.4%	1.63	2009
Gregory G. Barr	10,000	8.2%	1.94	2009
Jeffrey L. Box	5,000	4.1%	3.00	2009

________________________________

(1)	Represents options only. No SARs have been granted.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Ewen R. Cameron	0 0	0 0	24,000/6,000 300,000/200,000	$38,730/$9,683 $0/$0 (1)
Norman R. Dobiesz	0	0	24,000/6,000	$34,890/$8,723
William L. Hutchison	0 0 0	0 0 0	18,000/12,000 8,000/12,000 0/10,000	$0/$0 (2) $9,910/$14,865 $0/$16,138
Jeffrey L. Box	0 0	0 0	12,000/8,000 0/5,000	$0/$0 (3) $0/$1,194
Alan R. Place	0	0	0/20,000	$0/$32,275
Mark E. Scott	0	0	12,000/18,000	$14,865/$22,298

--- 46 ---

(1)	None of the options granted to Mr. Cameron in 1996 to purchase 500,000 shares were in-the-money at December 31, 1999 because they are exercisable at $5.50 per share, a price greater than the fair market value of the Company's Common Stock on such date.
(2)	None of these options granted to Mr. Hutchison in 1996 to purchase 30,000 shares were in-the-money at December 31, 1999 because they are exercisable at $3.50 per share, a price greater than the fair market value of the Company's Common Stock on such date.
(3)	None of these options granted to Mr. Box in 1996 to purchase 20,000 shares were in-the-money at December 31, 1999 because they are exercisable at $3.50 per share, a price greater than the fair market value of the Company's Common Stock on such date.

Director Compensation

On August 12, 1996, the Company adopted a policy to compensate members of its Board of Directors in the amount of $2,500 for each meeting and reimburse expenses for attending meetings of the Board of Directors.

--- 47 ---

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of February 22, 2000. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Directors and Officers
Norman R. Dobiesz (2)(3)(4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock Preferred Series A Stock	1,432,097 100,000	35.3% 100%	(10)
Carl S. Levine (2) 1800 Northern Blvd. Roslyn, New York 11576	Common Stock	2,240	---	(5)(6)(10)
Ewen R. Cameron (2)(4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	3,360	---	(5)(7)(10)
William L. Hutchison (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	7,000	---	(8)
Gregory G. Barr (2) P. O. Box 60299 Ft. Myers, Florida 33906-6299	Common Stock	1,000	---	(5)(11)
Mark E. Scott (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	0	---	(9)
Alan R. Place (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	5,000	---	(12)
Jeffrey L. Box (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	11,341	---	(13)
All Directors and Officers as a Group (11 persons)	Common Stock	1,463,958	36.1%
Greater than 5% Ownership
Finova Mezzanine Capital Corp. 500 Church Street, Suite 200 Nashville, Tennessee 37219	Preferred Series B Convertible Stock Common Stock	12,625 293,400	100% 7.2%

--- 48 ---

(1)

Does not include (i) an aggregate of 228,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted under the Company's 1995 Incentive Stock Option Plan; (ii) possible issuance of up to 1,349,091 shares of Common Stock subject to adjustment, which may be issued upon: (a) conversion of the Preferred Series B Stock, and (b) the exercise of 890,000 Warrants issued to Sirrom Capital exercisable at a price of $2.75 per share, subject to adjustment. See BUSINESS - GENERAL.
(2)	Director of the Company.

(3)	Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,295,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., and 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc. Excludes: (i) 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock, and (ii) 30,000 shares which may be issued upon exercise of incentive stock options by Mr. Dobiesz.
(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Beneficially owns less than 1% of the Company's outstanding Common Stock.
(6)	Does not include up to 50,000 shares which may be issued upon exercise of incentive stock options by Mr. Levine.
(7)	Does not include up to 530,000 shares which may be issued upon exercise of incentive stock options by Mr. Cameron.
(8)	Does not include up to 60,000 shares which may be issued upon exercise of incentive stock options by Mr. Hutchison.
(9)	Does not include up to 30,000 shares which may be issued upon exercise of incentive stock options by Mr. Scott.
(10)	Does not include 5% minority ownership in ISI.
(11)	Does not include up to 10,000 shares which may be issued upon exercise of incentive stock options by Mr. Barr.
(12)	Does not include up to 20,000 shares which may be issued upon exercise of incentive stock options by Mr. Place.
(13)	Does not include up to 25,000 shares which may be issued upon exercise of incentive stock options by Mr. Box.

Change of Control. The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Effective May 1, 1999 the Company entered into five (5) year employment agreements with Ewen Cameron, President & CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See EXECUTIVE COMPENSATION - Employment Agreements.

           The Company has an outstanding note payable to an officer, which is payable on demand with interest accruing at 8% per annum. The balance at December 31, 1999 and 1998 was $59,128 and $54,596, respectively.

           A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 1999 and 1998 was $262,908 and $234,108, respectively.

           A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $39,200, $51,721 and $19,280 in 1999, 1998 and 1997. In addition, the Company provided the company owned by the Director with services and this company was billed $87,232 in 1997. No services were provided in 1999 and 1998.

--- 49 ---

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:
(1) Financial Statements:
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 19.
(2) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts is on page 52.
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.
(b)	Reports on Form 8-K:
No Reports on Form 8-K were filed during the fourth quarter of fiscal year ended December 31, 1999.
(c)	Exhibits:
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
3.3	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 3.3 to Teltronics' Form 8-K filed October 4, 1996.
3.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.4 to Teltronics' Form 8-K filed March 9, 1998.
3.5	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.5 to Teltronics' Form 8-K filed March 9, 1998.
10.1	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.2	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.164 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.165 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.166 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.167 to Teltronics' Form 8-K filed March 9, 1998.
--- 50 ---
10.6	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.168 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.169 to Teltronics' Form 8-K filed March 9, 1998.
10.8	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.170 to Teltronics' Form 8-K filed March 19, 1998.
10.9	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.10	Amendment dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.11	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.12	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.13	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.14	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.15	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.
10.16	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Auditors, Ernst & Young, LLP, dated March 13, 2000.
27*	Financial Data Schedule.
(*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

--- 51 ---

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Writeoffs		Balance at End of Period
Provision for doubtful accounts:
Year ended December 31, 1999	$110,000	$129,876	$ 0	$(29,876)		$210,000
Year ended December 31, 1998	679,927	84,957	0	(654,884)	(1)	110,000
Year ended December 31, 1997	125,250	590,078	0	(35,401)		679,927
Provision for obsolete inventories:
Year ended December 31, 1999	$1,075,748	$485,238	$ 0	$(857,915)		$ 703,071
Year ended December 31, 1998	619,080	456,868	(200)	0		1,075,748
Year ended December 31, 1997	90,491	528,389	200	0		619,080

(1) Relates to the sale of AT Supply on March 6, 1998.

--- 52 ---

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: March 23, 2000	By: /s/ Ewen R. Cameron Ewen R. Cameron President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	March 23, 2000
/s/ Mark E. Scott Mark E. Scott	Vice President Finance, Secretary, Treasurer and Principal Accounting Officer	March 23, 2000
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	March 23, 2000
/s/ Carl S. Levine Carl S. Levine	Director	March 23, 2000
/s/ Gregory G. Barr Gregory G. Barr	Director	March 23, 2000