Form 10-Q
period 2000-03-31
TELTRONICS INC
filed 2000-05-16
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2000.

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

As of May 12, 2000 there were 4,060,522 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE

PART I.	FINANCIAL INFORMATION	3-13
ITEM 1.	FINANCIAL STATEMENTS	3-11
	Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.	3-4
	Consolidated Statements of Operations for the Three Months ended March 31, 2000 and 1999.	5
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2000 and 1999.	6
	Notes to Interim Consolidated Financial Statements	7-11
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-13
PART II.	OTHER INFORMATION	14
ITEM 1.	LEGAL PROCEEDINGS	14
ITEM 2.	CHANGES IN SECURITIES	14
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
ITEM 5.	OTHER INFORMATION	14
ITEM 6A.	EXHIBITS	14
ITEM 6B.	REPORTS ON FORM 8-K	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2000	December 31, 1999

	(Unaudited)
Current Assets:
Cash	$616,691	$954,764
Accounts receivable, net of allowance for doubtful accounts of $138,992 at March 31, 2000 and $210,000 at December 31, 1999.	4,517,616	4,754,896
Inventories, net	5,659,805	5,319,765
Prepaid expenses and other current assets	219,147	236,034
Total current assets	11,013,259	11,265,459
Property and equipment, net	3,655,372	3,872,018
Other assets	621,876	657,364
Total assets	$15,290,507	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2000	December 31, 1999
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$5,162,872	$5,266,159
Current portion of capital lease obligations	324,566	326,663
Accounts payable	3,141,812	3,151,492
Accrued expenses and other current liabilities	1,215,848	981,030
Deferred income	1,006,292	734,856
Total current liabilities	10,851,390	10,460,200
Long-term liabilities:
Long-term debt, net of current portion	1,250,000	1,250,000
Capital lease obligations, net of current portion	179,948	259,662
Total long-term liabilities	1,429,948	1,509,662
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value, 40,000,000 shares authorized, 4,060,522 and 4,054,522 issued and outstanding at March 31, 2000 and December 31, 1999, respectively.	4,062	4,056
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	0	0
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2000 and December 31, 1999.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding at March 31, 2000 and December 31, 1999.	13	13
Additional paid-in capital	16,635,166	16,624,672
Accumulated deficit	(13,630,172)	(12,803,862)
Total shareholders' equity	3,009,169	3,824,979
Total liabilities and shareholders' equity	$15,290,507	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2000	1999

Net Sales	$7,584,389	$6,824,986
Cost of goods sold	4,501,137	3,529,812
Gross profit	3,083,252	3,295,174
Operating expenses:
General and administrative	980,193	852,446
Sales and marketing	1,633,810	1,294,836
Research and development	907,889	937,736
	3,521,892	3,085,018
Income (loss) from operations	(438,640)	210,156

Other income (expense):
Interest	(219,123)	(208,379)
Financing	(70,894)	(103,239)
Litigation costs	(76,800)	(21,685)
Gain on dispositions	0	111,614
Other	17,022	24,346
	(349,795)	(197,343)
Income (loss) before income taxes	(788,435)	12,813

Income taxes	0	300

Net income (loss)	(788,435)	12,513

Dividends on Preferred Series B Convertible Stock	37,875	75,000

Net loss attributable to Common Shareholders	$(826,310)	$(62,487)

Net loss per share:
Basic and Diluted	$(.20)	$(.02)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2000	1999

Cash Flows from Operating Activities:
Net income (loss)	$(788,435)	$12,513
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for doubtful accounts	(71,008)	0
Provision for obsolete inventories	9,501	(3,376)
Depreciation and amortization	372,940	318,541
Amortization of deferred financing costs	25,935	56,396
Amortization of intangibles	3,121	0
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	308,288	(798,559)
Inventories	(349,541)	(41,104)
Prepaid expenses and other current assets	16,887	52,251
Accounts payable	(9,680)	57,414
Accrued expenses and other liabilities	234,818	208,219
Deferred income	271,436	594,096
Net cash flows provided by operating activities	24,262	456,391
Cash Flows from Investing Activities:
Acquisition of property and equipment	(156,794)	(165,014)
(Increase) decrease in other assets	6,432	(3,852)
Proceeds from sale of assets	500	0
Acquisition of Cascade Technology Corporation	0	(57,500)
Net cash flows used in investing activities	(149,862)	(226,366)
Cash Flows from Financing Activities:
Net (repayment) proceeds from line of credit	(77,022)	157,787
Loan proceeds	0	1,099
Principal repayments of loans, notes and leases	(108,076)	(141,844)
Net proceeds from sale of common stock	10,500	0
Dividends on Preferred Series B Convertible Stock	(37,875)	(75,000)
Net cash flows used in financing activities	(212,473)	(57,958)
Net increase (decrease) in cash	(338,073)	172,067
Cash - beginning of period	954,764	136,467
Cash - end of period	$616,691	$308,534

Supplemental Non-cash Financing and Investing Activities:
Acquisition of assets of Cascade Technology Corporation	$0	$181,865
Lease of fixed assets	$0	$25,778

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it has also engaged in the design and manufacturing of a small, Pentium® powered, multimedia computer and DiscoveryMATE™ panel link displays for the mobile computer industry.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and TELTRONICS/SRX, Inc., and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999, as presented in the Company's annual report on Form 10-K.

NOTE 2 - ACQUISITIONS

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE™ panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

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

The acquisition has been accounted for using the purchase method of accounting and results of operations of Cascade are included from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory	$100,000
Fixed assets	71,000
Goodwill and identifiable intangible assets	116,278
Notes payable	(47,913)
Net assets acquired	$239,365

The pro forma operating results for 1999 assuming this acquisition had been consummated as of January 1, 1999, would not be materially different from reported operating results. The excess cost over fair value of the net assets acquired (goodwill) and identifiable tangible assets are being amortized on a straight-line basis as follows:

	Amount	Life
Customer List	$35,000	5 years
Patent	35,000	14 years, 7 months
Goodwill	46,278	15 years

NOTE 3 - DISPOSITIONS

On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, and a contingent consideration payable in one year of $112,000. The Company recognized a gain of $100,000 during the quarter ended June 30, 1998 and $111,614 during the quarter ended March 31, 1999.

NOTE 4 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 1999 and 1998 were anti-dilutive and were not included in the calculation of diluted net loss per share.

The following unaudited table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2000	1999
Basic
Net income (loss)	$(788,435)	$12,513
Preferred dividends	(37,875)	(75,000)
Net loss attributable to common shareholders	$(826,310)	$(62,487)
Weighted average shares outstanding	4,058,412	3,534,309
Net loss per share	$(.20)	$(.02)
Diluted
Net income (loss)	$(788,435)	$12,513
Preferred dividends	(37,875)	(75,000)
Net loss attributable to common shareholders	$(826,310)	$(62,487)
Weighted average shares outstanding	4,058,412	3,534,309
Net effect of dilutive stock options using the treasury stock method	0	0
Net effect of dilutive warrants using the treasury stock method	0	0
Dilutive potential common shares	4,058,412	3,534,309
Net loss per share	$(.20)	$(.02)

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2000	December 31, 1999
	(Unaudited)
Raw materials	$3,888,665	$3,307,549
Work-in-process	1,133,974	1,931,809
Finished goods	1,349,738	783,478
Provision for obsolete inventory	(712,572)	(703,071)
	$5,659,805	$5,319,765

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

On March 29, 1999, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Debentures have a revised maturity of $500,000 on April 30, 2000 and $1,250,000 on February 13, 2002. The Holder has extended the April 30, 2000 maturity date. See Note 10 - Financial Statements.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest is paid quarterly starting May 15, 1998. On March 29, 1999, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement had a revised maturity of April 30, 2000. The Holder has extended the April 30, 2000 maturity date. On September 30, 1999, the interest rate increased from 12% to 13.5%. The Holder of the Loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loans contain certain financial covenants, including restrictions which could effect future funding of ISI by the Company. See Note 10 - Financial Statements.

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

(A)     Preferred Stock - On February 25, 1998, the Company issued 25,000 shares of Preferred Series B Convertible Stock for $2,500,000. The Preferred Series B Convertible Stock provides for a $12 per share annual dividend, payable quarterly starting May 15, 1998. The dividend increases to $20 after four years. Fees paid in connection with this Preferred Stock totaled $12,500. The holder of the Preferred Series B Convertible Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Preferred Series B Convertible Stock cannot be called for two years and after two years, only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. After four years, the Company has the right to redeem the Preferred Series B Convertible Stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible Stock contains certain financial covenants.

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

NOTE 8 - PROPOSED BUSINESS COMBINATIONS

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

Completion of the proposed transaction is subject to certain conditions described in the Amended Agreement including approval by the shareholders of Seller to the dissolution of Seller and registration under the Securities Act of 1933, as amended, of the Shares to be distributed to the shareholders of Seller upon liquidation. Registration of the Shares on Form S-4 was declared effective by the Securities and Exchange Commission on April 20, 2000.

On May 11, 2000, the Company entered into a letter of intent to acquire selected assets and technology of the Harris 20/20 switching product line. Under the proposed transaction, Teltronics would also assume certain liabilities and contractual obligations of Harris' Communications Product Division with regard to the assets being acquired, including providing on-going support to Harris customers.

The closing of the proposed transaction is anticipated to occur in the third quarter of 2000. Completion of this transaction is subject to a number of conditions, including completion of due diligence by the Company and entry into a definitive purchase agreement. There can be no assurance that the definitive purchase agreement will be executed or if executed, that the proposed transaction will occur.

NOTE 9 - SEGMENT INFORMATION

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

The following table presents information about reportable segment operations and assets.

	Three Months Ended March 31,
	2000	1999
Net Sales
Teltronics	$ 7,486,000	$ 6,881,000
ISI	98,000	17,000
Elimination of Intersegment sales	0	(73,000)
Total sales	$ 7,584,000	$ 6,825,000
Depreciation and Amortization
Teltronics	$ 242,000	$ 198,000
ISI	131,000	121,000
Total depreciation and amortization	$ 373,000	$ 319,000
Interest and Financing Costs
Teltronics	$ 290,000	$ 187,000
ISI	0	125,000
Total interest and financing costs	$ 290,000	$ 312,000
Segment Profits
Teltronics	$ (373,000)	$ 581,000
ISI	(415,000)	(680,000)
Total	(788,000)	(99,000)
Gain on dispositions	0	112,000
Net income (loss) before taxes	$ (788,000)	$ 13,000
Segment Assets
Teltronics	$14,473,000	$14,206,000
ISI	817,000	1,295,000
Total segment assets	$15,290,000	$15,501,000
Acquisition of Property and Equipment
Teltronics	$ 138,000	$ 119,000
ISI	19,000	46,000
Total acquisition of property and equipment	$ 157,000	$ 165,000

NOTE 10 - SUBSEQUENT EVENTS

On May 12, 2000, the Company extended the due date of the $1,750,000 of Subordinated Secured Debentures Agreement with Finova Capital. The Debentures have a maturity of February 13, 2002 with principal payments due of $500,000 on June 30, 2000, September 30, 2000 and December 30, 2000 and $250,000 on February 13, 2002.

On May 12, 2000, the Company extended the due date of the $1,000,000 Loan Agreement with Finova Capital. The Loan Agreement has a revised maturity of February 13, 2002.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999.

	Three Months Ended March 31,
	2000	1999

Net sales	100.0%	100.0%
Cost of goods sold	59.3%	51.7%
Gross profit	40.7%	48.3%

Operating expenses:
General and administrative	12.9%	12.5%
Sales and marketing	21.5%	19.0%
Research and development	12.0%	13.7%
	46.4%	45.2%
Income (loss) from operations	(5.7%)	3.1%
Other income (expense):
Interest	(2.9%)	(3.1%)
Financing	(0.9%)	(1.5%)
Litigation costs	(1.0%)	(0.3%)
Gain on dispositions	0%	1.6%
Other	0.2%	0.4%
	(4.6%)	(2.9%)
Income before income taxes	(10.3%)	0.2%
Income tax expense	0%	0.0%
Net income	(10.3%)	0.2%

Three Months Ended March 31, 2000 and 1999.

Sales were $7,584,000 for 2000 as compared to $6,825,000 for 1999. This increase was due to strong low margin electronic manufacturing sales. This was offset by lower sales for Vision and E-911 switching and service product lines.

Gross profit was $3,083,000 or 40.7% for 2000 as compared to $3,295,000 or 48.3% for 1999. The decrease was due to product mix, with increased low margin electronic manufacturing sales and cost increases on selected components.

General and administrative expenses were $980,000 for 2000 as compared to $852,000 for 1999. The increase was due to increased payroll and benefit plan expenses.

Sales and marketing expenses were $1,634,000 for 2000 as compared to $1,295,000 for 1999. The increase is due to increased payroll, travel and marketing expenses.

Research and development expenses were $908,000 for 2000 as compared to $938,000 for 1999.

Loss from operations was $439,000 for 2000 as compared to income of $210,000 for 1999. This decrease relates to lower gross profit and increased expenses.

Other expense was $350,000 for 2000 as compared to $197,000 for 1999. Interest and financing was $290,000 for 2000 as compared to $312,000 for 1999.

The net loss was $788,000 for 2000 as compared to net income of $13,000 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT").

The Company's working capital ratio was 1.01:1 at March 31, 2000 as compared to 1.08:1 at December 31, 1999. Net working capital was $162,000 at March 31, 2000 as compared to $805,000 at December 31, 1999.

Net cash decreased by $338,000 for the quarter ended March 31, 2000 as compared to an increase of $172,000 for the quarter ended March 31, 1999. Net cash flows provided by operating activities were $24,000 for the quarter ended March 31, 2000 as compared to net cash flows provided by operating activities of $456,000 for the quarter ended March 31, 1999.

Accounts receivable decreased by $308,000 for the quarter ended March 31, 2000 as compared to an increase of $799,000 for the quarter ended March 31, 1999. This decrease was due to 1999 sales being concentrated in the last month of the quarter. Inventories increased by $350,000 for the quarter ended March 31, 2000 as compared to an increase of $41,000 for the quarter ended March 31, 1999. This increase relates to inventory purchases made for production scheduled for the second quarter of 2000. Accounts payable decreased by $10,000 for the quarter ended March 31, 2000 as compared to an increase of $57,000 for the quarter ended March 31, 1999.

Net cash flows used in investing activities totaled $150,000 for the quarter as compared to $226,000 for the quarter ended March 31, 1999. Acquisition of property and equipment totaled $157,000 for the quarter ended March 31, 2000 as compared to $165,000 for the quarter ended March 31, 1999.

Cash flows used in financing activities totaled $212,000 for the quarter ended March 31, 2000 as compared to $58,000 for the quarter ended March 31, 1999. The Company repaid debt of $185,000 during the quarter ended March 31, 2000 and borrowed $17,000 for the quarter ended March 31, 1999.

On May 12, 2000, the Company extended the due date of the $1,750,000 of Subordinated Secured Debentures Agreement with Finova Capital. The Debentures have a maturity of February 13, 2002 with principal payments due of $500,000 on June 30, 2000, September 30, 2000 and December 30, 2000 and $250,000 on February 13, 2002.

On May 12, 2000, the Company extended the due date of the $1,000,000 Loan Agreement with Finova Capital. The Loan Agreement has a revised maturity of February 13, 2002.

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

In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint sought damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. The counterclaim sought damages in excess of $3,000,000 for alleged interference with contracts, breach of employment contracts and trade slander. During the trial in May, 2000, certain claims of Teltronics and ISI against the defendants and the counterclaims made by the defendants against Teltronics and ISI were withdrawn. After trial of the remaining claims of Teltronics and ISI against the defendants, the jury rendered a verdict that awarded Teltronics and ISI approximately $16 million from the defendants. There can be no assurance that Teltronics and ISI will be successful in collecting the damages awarded to them by the jury.

ITEM 2.	CHANGES IN SECURITIES - None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5.	OTHER INFORMATION - None
ITEM 6A.	EXHIBITS
27	Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(a)
ITEM 6B.	REPORTS ON FORM 8-K
The Company filed a Form 8-K on January 14, 2000 and Amendments to the Form 8-K on February 24, 2000, March 16, 2000 and March 28, 2000. _______________________
(a)	Filed as an Exhibit to this Quarterly Report on Form 10-Q for the Three month period ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

May 12, 2000
/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

May 12, 2000
/s/ Mark E. Scott Mark E. Scott Vice President Finance, Secretary, Treasurer and Principal Accounting Officer