Form 10-Q
period 2000-06-30
TELTRONICS INC
filed 2000-08-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2000.
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

As of August 14, 2000 there were 4,740,596 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE

PART I.	FINANCIAL INFORMATION	3-13
ITEM 1.	FINANCIAL STATEMENTS	3-11
	Consolidated Balance Sheets at June 30, 2000 and December 31, 1999.	3-4
	Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2000 and 1999.	5
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999.	6-7
	Notes to Interim Consolidated Financial Statements	8-13
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-17
PART II.	OTHER INFORMATION	18
ITEM 1.	LEGAL PROCEEDINGS	18
ITEM 2.	CHANGES IN SECURITIES	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6A.	EXHIBITS	18
ITEM 6B.	REPORTS ON FORM 8-K	18

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2000	December 31, 1999
	(Unaudited)
Current Assets:
Cash	$266,505	$954,764
Accounts receivable, net of allowance for doubtful accounts of $172,000 at June 30, 2000 and $210,000 at December 31, 1999.	4,033,544	4,754,896
Inventories, net	11,538,322	5,319,765
Prepaid expenses and other current assets	368,073	236,034
Total current assets	16,206,444	11,265,459
Property and equipment, net	5,671,863	3,872,018
Other assets	1,372,874	657,364
Total assets	$23,251,181	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2000	December 31, 1999
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$5,460,557	$5,266,159
Note payable	6,884,355	0
Current portion of capital lease obligations	327,015	326,663
Accounts payable	3,454,693	3,151,492
Accrued expenses and other current liabilities	2,204,650	981,030
Deferred income	831,900	734,856
Total current liabilities	19,163,170	10,460,200
Long-term liabilities:
Long-term debt, net of current portion	1,000,000	1,250,000
Capital lease obligations, net of current portion	98,037	259,662
Total long-term liabilities	1,098,037	1,509,662

Shareholders' equity:
Common stock, $.001 par value, 40,000,000 shares authorized, 4,723,022 and 4,054,522 issued and outstanding at June 30, 2000 and December 31, 1999, respectively.	4,724	4,056
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	0	0
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and out- standing at June 30, 2000 and December 31, 1999.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding at June 30, 2000 and December 31, 1999.	13	13
Additional paid-in capital	18,708,129	16,624,672
Accumulated deficit	(15,722,992)	(12,803,862)
Total shareholders' equity	2,989,974	3,824,979
Total liabilities and shareholders' equity	$23,251,181	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Net Sales	$6,413,107	$7,853,946	$13,997,496	$14,678,932
Cost of goods sold	4,180,507	3,837,164	8,681,644	7,366,976
Gross profit	2,232,600	4,016,782	5,315,852	7,311,956
Operating expenses:
General and administrative	1,137,563	1,025,275	2,117,756	1,877,721
Sales and marketing	1,494,764	1,431,662	3,128,574	2,726,498
Research and development	1,124,634	853,342	2,032,523	1,791,078
	3,756,961	3,310,279	7,278,853	6,395,297
Income (loss) from operations	(1,524,361)	706,503	(1,963,001)	916,659

Other income (expense):
Interest	(209,439)	(228,009)	(428,562)	(436,388)
Financing	(74,983)	(68,121)	(145,877)	(171,360)
Litigation costs	(251,082)	(26,492)	(327,882)	(48,177)
Gain on dispositions	0	0	0	111,614
Other	4,920	11,342	21,942	35,688
	(530,584)	(311,280)	(880,379)	(508,623)
Income (loss) before income taxes	(2,054,945)	395,223	(2,843,380)	408,036

Income taxes	0	(300)	0	0

Net income (loss)	(2,054,945)	395,523	(2,843,380)	408,036

Dividends on Preferred Series B Convertible Stock	37,875	59,875	75,750	134,875

Net loss attributable to Common Shareholders	$(2,092,820)	$335,648	$(2,919,130)	$273,161

Net loss per share:
Basic	$(.48)	$.09	$(.69)	$.08
Diluted	$(.48)	$.08	$(.69)	$.07

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2000	1999

Cash Flows from Operating Activities:
Net income (loss)	$(2,843,380)	$408,036
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for doubtful accounts	(63,000)	35,200
Provision for obsolete inventories	104,974	58,883
Depreciation and amortization	752,752	670,135
Amortization of deferred financing costs	51,871	82,341
Amortization of goodwill and intangibles	10,088	3,121
Gain on dispositions	0	(111,614)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	1,395,350	159,146
Inventories	(610,632)	(778,794)
Prepaid expenses and other current assets	(105,871)	79,576
Accounts payable	226,409	367,521
Accrued expenses and other liabilities	(14,346)	412,097
Deferred income	68,898	298,848
Net cash flows provided by (used in) operating activities	(1,026,887)	1,684,496
Cash Flows from Investing Activities:
Acquisition of property and equipment	(181,856)	(355,373)
Decrease in other assets	43,279	91,820
Proceeds from dispositions	0	111,614
Acquisition of Cascade Technology Corporation	0	(57,500)
Cash received in acquisition of Telident, Inc. net assets	762,321	0
Net cash flows provided by (used in) investing activities	623,744	(209,439)
Cash Flows from Financing Activities:
Net (repayment) proceeds from line of credit	(4,753)	(27,159)
Loan proceeds	0	2,220
Principal repayments of loans, notes and leases	(215,113)	(303,028)
Net proceeds from sale of common stock	10,500	0
Dividends on Preferred Series B Convertible Stock	(75,750)	(134,875)
Net cash flows used in financing activities	(285,116)	(462,842)
Net increase (decrease) in cash	(688,259)	1,012,215
Cash - beginning of period	954,764	136,467
Cash - end of period	$266,505	$1,148,682

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

Six Months Ended June 30,
2000	1999

Supplemental Non-cash Financing and Investing Activities:
Acquisition of assets of Telident, Inc. for common stock	$2,073,626	$0
Acquisition of assets of Harris 20-20 for a note payable	$6,884,355	$0
Conversion of Preferred Stock to Common Stock	$0	$1,237,500
Acquisition of assets of Cascade Technology Corporation for common stock	$0	$181,865
Lease of fixed assets	$0	$73,560
Issuance of non-interest bearing note	$0	$47,913

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

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999, as presented in the Company's annual report on Form 10-K and other reports filed with the Securities and Exchange Commission.

NOTE 2 - ACQUISITIONS

Telident, Inc.

On May 18, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Telident, Inc., a Minnesota corporation ("Seller") located in Minneapolis, Minnesota. The Company acquired all of the Seller's rights to and in certain technology for the identification or location of emergency 911 telephone calls.

The Company delivered 662,500 shares of its $.001 par value voting common stock for substantially all of the assets of the Seller. Ten percent of the shares were placed in escrow for ninety days to cover any indemnity claims of the Company. Registration of the shares on Form S-4 was declared effective by the Securities and Exchange Commission April 20, 2000.

The acquisition has been accounted for using the purchase method of accounting and operations of the acquired business are included in the Company's results of operations and financial position subsequent to the date of acquisition. The pro forma operating results for 2000 assuming this acquisition had been consummated as of January 1, 2000, would not be materially different from reported operating results. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Cash	$762,321
Accounts receivable, net	610,998
Inventory, net	260,757
Prepaid expenses and other current assets	26,168
Property and equipment, net	240,234
Other assets	12,988
Goodwill and identifiable intangible assets	430,261
8
Accounts payable	(76,792)
Accrued expenses and other current liabilities	(162,173)
Deferred Income	(28,146)
Long-Term debt	(2,990)
Net assets acquired	$2,073,626

The excess cost over fair value of the net assets acquired (goodwill) and identifiable intangible assets are being amortized on a straight-line basis as follows:
	Amount	Life
Customer List	$129,079	5 years
Patent	129,079	14 years, 4 months
Goodwill	172,103	15 years

The estimates are preliminary, however, management believes that any adjustments to the amounts allocated will not have a material effect on the Company's financial position or results of operations.

Harris Corporation 20-20 Switching Product Line

On June 30, 2000, the Company acquired selected assets and technology of the Harris 20-20 switching product line, supply contracts worldwide, the ClearView™ call center product line, related software, and various patents and trademarks. The Company also assumed certain liabilities and contractual obligations of Harris Communications Product Division with regard to the assets acquired, including an obligation to provide on-going support for certain Harris customers.

The Company delivered a $6,884,355 note with interest accruing at 10.5%. The repayment schedule is $3,442,178 of principal due August 14, 2000 and $3,442,177 of principal and accrued interest due on September 29, 2000. The note is secured by a first lien on the assets acquired and a lien on the Company's other assets subject to liens previously granted by the Company to its other lenders. After August 14, 2000, the interest rate increases to 12.5%. The Company is seeking equity investment or debt to finance payment of the note and working capital needs for the business. Also, the Company expects to renegotiate the terms of the note payable.

The acquisition has been accounted for using the purchase method of accounting and results of operations of the acquired net assets are included in the Company's results of operations and financial position subsequent to the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory, net	$5,452,142
Property and equipment, net	2,130,507
Goodwill and identifiable intangible assets	377,499
Note payable	(6,884,355)
Accrued expenses and other current liabilities	(1,075,793)
Net assets acquired	$0

Operating results for this product line are not available at this time and its proforma results are not presented. The excess cost over fair value of the net assets acquired (goodwill) and identifiable intangible assets are being amortized on a straight-line basis as follows:

	Amount	Life
Customer List	$113,250	5 years
Patent and trade secrets on Cumulus call center software	113,250	10 years
Goodwill	150,999	15 years

The estimates are preliminary, however, management believes that any adjustments to the amounts allocated will not have a material effect on the Company's financial position or results of operations.

Cascade Technology Corporation

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE™ panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

The Company delivered an aggregate of 126,383 restricted shares (including 52,117 shares in escrow for claims by the Company) of its voting common stock for selected assets of Cascade. The holders of these restricted shares have been granted certain registration rights under a Registration Rights Agreement which allows them to elect to have their shares registered if the Company proposes to register any of its securities under the Securities Act of 1933, as amended, in an offering for cash. In addition, the Company paid $57,500 at closing and issued a non-interest bearing note for $47,913 that was repaid in June, 1999.

The acquisition has been accounted for using the purchase method of accounting and results of operations of Cascade are included from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory	$100,000
Property and equipment	71,000
Goodwill and identifiable intangible assets	116,278
Notes payable	(47,913)
Net assets acquired	$239,365

The pro forma operating results for 1999 assuming this acquisition had been consummated as of January 1, 1999, would not be materially different from reported operating results. The excess cost over fair value of the net assets acquired (goodwill) and identifiable intangible assets are being amortized on a straight-line basis as follows:

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

NOTE 4 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 2000 were anti-dilutive and were not included in the calculation of diluted net loss per share. Common equivalent shares for 1999 relating to Preferred Series B Convertible Stock were anti-dilutive and were not included in the calculation of diluted net income per share.

The following unaudited table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Basic
Net income (loss)	$(2,054,945)	$395,523	$(2,843,380)	$408,036
Dividends on Preferred Series B Convertible Stock	(37,875)	(59,875)	(75,750)	(134,875)
Net loss attributable to Common Shareholders	$(2,092,820)	$335,648	$(2,919,130)	$273,161
Weighted average shares outstanding	4,388,132	3,726,500	4,223,272	3,630,936
Net income (loss) per share	$(.48)	$.09	$(.69)	$.08
Diluted
Net income (loss)	$(2,054,945)	$395,523	$(2,843,380)	$408,036
Dividends on Preferred Series B Convertible Stock	(37,875)	(59,875)	(75,750)	(134,875)
Net loss attributable to Common Shareholders	$(2,092,820)	$335,648	$(2,919,130)	$273,161
Weighted average shares outstanding	4,388,132	3,726,500	4,223,273	3,630,936
Net effect of dilutive stock options using the treasury stock method	0	230,552	0	121,736
Net effect of dilutive warrants using the treasury stock method	0	278,208	0	139,104
Dilutive potential common shares	4,388,132	4,235,260	4,223,273	3,891,776
Net income (loss) per share	$(.48)	$.08	$(.69)	$.07

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2000	December 31, 1999
	(Unaudited)
Raw materials	$8,917,580	$3,307,549
Work-in-process	2,054,637	1,931,809
Finished goods	1,414,556	783,478
Provision for obsolete inventories	(848,451)	(703,071)
	$11,538,322	$5,319,765

NOTE 6 - LONG TERM DEBT

On February 25, 1998, the Company issued $1,750,000 of Subordinated Secured Debentures (the "Debentures"). The Debentures are due February 13, 2002. The Debentures do not have a prepayment penalty and are collateralized by a first lien on fixed assets and a second lien on all other assets. The Holder of the Debentures received 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year period beginning on the date of issuance. The Debentures contain certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Debentures have a revised maturity of $750,000 on September 30, 2000, $250,000 on October 30, 2000 and $750,000 on December 30, 2000.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest is paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate decreased from 13.5% to 12%. The Holder of the Loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loans contain certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

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

(C)      1995 Incentive Stock Option Plan - On May 25, 2000, the Board of Directors authorized an increase in the number of common shares available for issuance for the Incentive Stock Option Plan from 1,250,000 to 2,500,000 shares. The increase will be submitted to shareholders for ratification at a later date.

(D)      Employee Stock Purchase Plan - On May 25, 2000, the Board of Directors authorized an Employee Stock Purchase Plan, under which the employees of the Company are provided the opportunity to acquire common shares of the Company at 85% of fair market value. The Board of Directors has authorized 200,000 common shares to be available for issuance under the Employee Stock Purchase Plan. The proposed plan will be submitted to shareholders for ratification at a later date.

NOTE 8 - SEGMENT INFORMATION

The Company's operations are classified into two reportable segments, Teltronics and ISI. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same. Intersegment sales and transfers are recorded at Teltronics' cost plus a normal margin for electronic manufacturing. Company management evaluates performance based on segment profit, which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net Sales
Teltronics	$6,226,000	$7,846,000	$13,712,000	$14,727,000
ISI	187,000	8,000	285,000	25,000
Elimination of Intersegment sales	0	0	0	(73,000)
Total sales	$6,413,000	$7,854,000	$13,997,000	$14,679,000
Depreciation and Amortization
Teltronics	$250,000	$213,000	$492,000	$411,000
ISI	130,000	138,000	261,000	259,000
Total depreciation and amortization	$380,000	$351,000	$753,000	$670,000
Interest and Financing Costs
Teltronics	$284,000	$171,000	$574,000	$358,000
ISI	0	125,000	0	250,000
Total interest and financing costs	$284,000	$296,000	$574,000	$608,000
Segment Profits (Losses)
Teltronics	$(1,434,000)	$1,083,000	$(1,807,000)	$1,663,000
ISI	(621,000)	(687,000)	(1,036,000)	(1,367,000)
Total	(2,055,000)	396,000	(2,843,000)	296,000
Gain on dispositions	0	0	0	112,000
Net income (loss) before taxes	$(2,055,000)	$396,000	$(2,843,000)	$408,000
Segment Assets
Teltronics	$22,519,000	$14,587,000	$22,519,000	$14,587,000
ISI	732,000	1,171,000	732,000	1,171,000
Total segment assets	$23,251,000	$15,758,000	$23,251,000	$15,758,000
Acquisition of Property and Equipment
Teltronics	$25,000	$147,000	$163,000	$266,000
ISI	0	43,000	19,000	89,000
Total acquisition of property and equipment	$25,000	$190,000	$182,000	$355,000

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, the ability to maintain adequate liquidity, the ability to comply with the rules for inclusion in the Nasdaq Stock Market and other factors described in the Company's filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

RESULTS OF OPERATIONS

The Company experienced a disappointing first six months. Sales were $13,997,000 as compared to $14,679,000 for 1999. The Company reported a net loss of $2,843,000 as compared to net income of $408,000 for 1999. The Company believes that this performance is temporary. All of the Company's major distributors, in particular, on the ISM products have had very slow sales in 2000. Since our major customers sold less PBXs, they reduced purchases of our products. Many customers invested in new products last year for Y2K and have reduced purchases for the first six months of this year. We expect the second half of the year will improve. This is also true of our Vision and 911 products and services.

During the second quarter of 2000, the Company completed the acquisition of product lines and related technologies from two companies. The first, Telident, has now been fully integrated within the Teltronics organization. This has reduced Telident's operating and general and administration expenses and improved profitability.

The Company closed the acquisition of certain products and technology of the Harris 20-20 switching business as of June 30, 2000, and this acquisition is reflected in the balance sheet. The Company is aggressively moving the inventory it purchased to Sarasota and intends to commence manufacturing of the 20-20 product as soon as practical. The Company also has employed approximately 65 people from Harris related to this product line. These personnel are located in Novato, California, Salt Lake City, Utah, Atlanta, Georgia and Whitestone, New York. Harris originally out-sourced all of its manufacturing. One of the potential synergies is the ability for Teltronics to manufacture the products, thus increasing the gross margin of the product. The Company has a backlog of orders of approximately $3,000,000 as of August 8, 2000.

The Company believes that this acquisition should significantly increase the business of Teltronics starting in the fourth quarter of 2000. It is anticipated that the majority of the backlog should be deliverable during the next nine months. The 20-20 switch has been installed in many installations both in America and around the world. There are over 20,000 20-20 switches installed in 68 different countries. The Company is actively pursuing the distribution channel that had already been established in Latin America, Mexico, Europe, Middle East, Far East and Africa. The Company intends to continue to manufacture and develop the 20-20 and sell predominately through the distribution channels already established. The majority of these distributors have been selling, installing and maintaining these products for many years.

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the Company's consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2%	48.9%	62.0%	50.2%
Gross profit	34.8%	51.1%	38.0%	49.8%

Operating expenses:
General and administrative	17.7%	13.1%	15.1%	12.8%
Sales and marketing	23.3%	18.2%	22.3%	18.6%
Research and development	17.5%	10.8%	14.6%	12.2%
	58.5%	42.1%	52.0%	43.6%
Income (loss) from operations	(23.7%)	9.0%	(14.0%)	6.2%
Other income (expense):
Interest	(3.3%)	(2.9%)	(3.1%)	(3.0%)
Financing	(1.2%)	(0.9%)	(1.0%)	(1.2%)
Litigation costs	(3.9%)	(0.3%)	(2.3%)	(0.3%)
Gain on dispositions	0.0%	0.0%	0.0%	0.8%
Other	0.1%	0.1%	0.1%	0.3%
	(8.3%)	(4.0%)	(6.3%)	(3.4%)
Income (loss) before income taxes	(32.0%)	5.0%	(20.3%)	2.8%
Income taxes	(0.0%)	0.0%	0.0%	0.0%
Net income (loss)	(32.0%)	5.0%	(20.3%)	2.8%

Three Months Ended June 30, 2000 and 1999.

Sales were $6,413,000 for 2000 as compared to $7,854,000 for 1999. This decrease was due to lower sales in most major products, offset by Telident sales of $537,000.

Gross profit was $2,233,000 or 34.8% for 2000 as compared to $4,017,000 or 51.1% for 1999. The decrease was due to product mix, with increased low margin electronic manufacturing sales and cost increases on selected components.

General and administrative expenses were $1,138,000 for 2000 as compared to $1,025,000 for 1999. The increase was due to increased payroll and benefit plan expenses.

Sales and marketing expenses were $1,495,000 for 2000 as compared to $1,432,000 for 1999. The increase is due to increased payroll, travel and marketing expenses, including the acquisition of Telident.

Research and development expenses were $1,125,000 for 2000 as compared to $853,000 for 1999. This increase related to the acquisition of Telident and increased expenses for ISM products.

Loss from operations was $1,524,000 for 2000 as compared to income of $707,000 for 1999. This decrease relates to lower sales, gross profit and increased expenses.

Other expense was $531,000 for 2000 as compared to $311,000 for 1999. The increase relates to litigation costs for the ISI lawsuit discussed in legal proceedings. Interest and financing was $284,000 for 2000 as compared to $296,000 for 1999.

Income tax expense for 1999 was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net loss was $2,055,000 for 2000 as compared to net income of $396,000 for 1999.

Six Months Ended June 30, 2000 and 1999.

Sales were $13,997,000 for 2000 as compared to $14,679,000 for 1999. This decrease was due to lower sales on most major products, offset by Telident sales of $537,000.

Gross profit was $5,316,000 or 38.0% for 2000 as compared to $7,312,000 or 49.8% for 1999. The decrease was due to product mix, with increased low margin electronic manufacturing sales and cost increases on selected components.

General and administrative expenses were $2,118,000 for 2000 as compared to $1,878,000 for 1999. This increase was due to increased payroll and benefit plan expenses.

Sales and marketing expenses were $3,129,000 for 2000 as compared to $2,726,000 for 1999. The increase was due to increased payroll and benefit plan expenses, including the acquisition of Telident.

Research and development expenses were $2,033,000 for 2000 as compared to $1,791,000 for 1999. The increase related to the acquisition of Telident and increased expenses for ISM products.

Loss from operations was $1,963,000 for 2000 as compared to income from operations of $917,000 for 1999. This decrease relates to lower sales, gross profit and increased expenses.

Other expense was $880,000 for 2000 as compared to $509,000 for 1999. The increase relates to litigation costs for the ISI lawsuit discussed in legal proceedings. Interest and financing was $574,000 for 2000 as compared to $608,000 for 1999.

Income tax expense for 1999 was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net loss was $2,843,000 for 2000 as compared to a net income of $408,000 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with borrowings from The CIT Group/Business Credit ("CIT") and the acquisition of Telident, Inc.

The Company's working capital ratio was .85:1 at June 30, 2000 as compared to 1.08:1 at December 31, 1999. Net working capital was a deficit of $2,957,000 at June 30, 2000 as compared to $805,000 at December 31, 1999. The reduction in working capital relates primarily to the Harris acquisition completed on June 30, 2000 and the net loss incurred in the first six months of 2000.

Net cash decreased by $688,000 for the six months ended June 30, 2000 as compared to an increase of $1,012,000 for the six months ended June 30, 1999. Net cash flows used in operating activities were $1,027,000 for the six months ended June 30, 2000 as compared to net cash flows provided by operating activities of $1,684,000 for the six months ended June 30, 1999.

Accounts receivable decreased by $721,000 as of June 30, 2000. The decrease was due to strong cash receipts and reduced sales, offset by accounts receivable of $610,000 related to the Telident acquisition. Inventories increased by $6,219,000 as of June 30, 2000. This increase was primarily due to the acquisition of Telident of $261,000 and the Harris 20-20 switching product line of $5,452,000. Accrued expenses and other current liabilities increased $1,224,000 as of June 30, 2000. The increase is due to the acquisition of Telident of $162,000 and the Harris 20-20 switching product line of $1,076,000.

Net cash flows provided by investing activities totaled $624,000 for the six months as compared to net cash used in investing activities of $209,000 for the six months ended June 30, 1999. Acquisition of property and equipment totaled $182,000 for the six months ended June 30, 2000 as compared to $355,000 for the six months ended June 30, 1999. This decrease related to a reduction in capital expenditures.

Cash flows used in financing activities totaled $285,000 for the six months ended June 30, 2000 as compared to $463,000 for the six months ended June 30, 1999. The Company repaid debt of $215,000 during the six months ended June 30, 2000.

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Debentures have a revised maturity of $750,000 on September 30, 2000, $250,000 on October, 30, 2000 and $750,000 on December 30, 2000.

On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate decreased from 13.5% to 12%.

The Company delivered a $6,884,355 note with interest accruing at 10.5% to acquire the Harris 20-20 switching product line. The repayment schedule is $3,442,178 of principal due August 14, 2000 and $3,442,177 of principal and accrued interest due on September 29, 2000. The note is secured by a first lien on the assets acquired and a lien on the Company's other assets subject to liens previously granted by the Company to its other lenders. After August 14, 2000, the interest rate increases to 12.5%. The Company expects to renegotiate the terms of the note payable.

The Company is negotiating equity investments and banking arrangements to finance the note payable and to fund working capital needs. There can be no assurance that these negotiations will be successful.

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

In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint sought damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. The counterclaim sought damages in excess of $3,000,000 for alleged interference with contracts, breach of employment contracts and trade slander. During the trial in May, 2000, certain claims of Teltronics and ISI against the defendants and the counterclaims made by the defendants against Teltronics and ISI were withdrawn. After trial of the remaining claims of Teltronics and ISI against the defendants, the jury rendered a verdict that awarded Teltronics and ISI approximately $16 million from the defendants. In July, 2000, the Court stayed enforcement of the jury verdict pending consideration by the Court of a motion by the defendants for a new trial. There can be no assurance that Teltronics and ISI will be successful in collecting any damages that may be awarded to them.

In May, 2000, the Company was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of the Company's common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of the Company under its purchase of certain rights and technology from one of the former shareholders of Cascade. The Company served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to the Company.

ITEM 2.	CHANGES IN SECURITIES - None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5.	OTHER INFORMATION - None
ITEM 6A.	EXHIBITS
27	Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(a)
ITEM 6B.	REPORTS ON FORM 8-K
On June 6, 2000 the Company filed a Form 8-K and an Amendment to a previously filed Form 8-K. _______________________________
(a)	Filed as an Exhibit to this Quarterly Report on Form 10-Q for the six month period ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

August 14, 2000	/s/ Ewen R. Cameron
Ewen R. Cameron President & Chief Executive Officer

August 14, 2000	/s/ Mark E. Scott
Mark E. Scott Vice President Finance, Secretary, Treasurer and Principal Accounting Officer