Form 10-Q
period 2000-09-30
TELTRONICS INC
filed 2000-11-13
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2000.
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

As of November 6, 2000 there were 4,761,291 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE
PART I.	FINANCIAL INFORMATION	3-15
ITEM 1.	FINANCIAL STATEMENTS	3-15
	Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.	3-4
	Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2000 and 1999.	5
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999.	6-7
	Notes to Interim Consolidated Financial Statements	8-15
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-19
PART II.	OTHER INFORMATION	19-20
ITEM 1.	LEGAL PROCEEDINGS	19
ITEM 2.	CHANGES IN SECURITIES	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6A.	EXHIBITS	20
ITEM 6B.	REPORTS ON FORM 8-K	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2000	December 31, 1999
	(Unaudited)
Current Assets:
Cash	$345,143	$954,764
Accounts receivable, net of allowance for doubtful accounts of $248,200 at September 30, 2000 and $210,000 at December 31, 1999.	8,040,484	4,754,896
Inventories, net	11,366,940	5,319,765
Prepaid expenses and other current assets	306,392	236,034
Total current assets	20,058,959	11,265,459
Property and equipment, net	5,380,493	3,872,018
Goodwill and other intangible assets	1,356,877	106,914
Other assets	382,567	550,450
Total assets	$27,178,896	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2000	December 31, 1999
	(Unaudited)
Current Liabilities:
Current portion of long-term debt	$4,538,479	$5,266,159
Note payable	6,884,355	0
Current portion of capital lease obligations	313,563	326,663
Accounts payable	5,572,040	3,151,492
Accrued expenses and other current liabilities	3,329,711	981,030
Deferred income	1,721,472	734,856
Total current liabilities	22,359,620	10,460,200
Long-term liabilities:
Long-term debt, net of current portion	1,000,000	1,250,000
Capital lease obligations, net of current portion	29,926	259,662
Total long-term liabilities	1,029,926	1,509,662

Shareholders' equity:
Common stock, $.001 par value, 40,000,000 shares authorized, 4,740,596 and 4,054,522 issued and outstanding at September 30, 2000 and December 31, 1999, respectively.	4,742	4,056
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	0	0
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and out- standing at September 30, 2000 and December 31, 1999.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding at September 30, 2000 and December 31, 1999.	13	13
Additional paid-in capital	18,788,375	16,624,672
Accumulated deficit	(15,003,880)	(12,803,862)
Total shareholders' equity	3,789,350	3,824,979
Total liabilities and shareholders' equity	$27,178,896	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net Sales	$13,613,796	$9,336,501	$27,611,292	$24,015,433
Cost of goods sold	6,684,521	4,721,143	15,366,165	12,088,119
Gross profit	6,929,275	4,615,358	12,245,127	11,927,314
Operating expenses:
General and administrative	1,431,825	1,090,462	3,549,581	2,968,183
Sales and marketing	2,425,311	1,598,870	5,553,885	4,325,368
Research and development	1,670,392	1,003,084	3,702,915	2,794,162
	5,527,528	3,692,416	12,806,381	10,087,713
Income (loss) from operations	1,401,747	922,942	(561,254)	1,839,601

Other income (expense):
Interest	(436,931)	(215,279)	(865,493)	(651,667)
Financing	(96,068)	(67,362)	(241,945)	(238,723)
Litigation costs	(44,967)	(29,043)	(372,849)	(77,220)
Gain on dispositions	0	0	0	111,614
Other	(20,534)	12,924	1,408	48,613
	(598,500)	(298,760)	(1,478,879)	(807,383)
Income (loss) before income taxes	803,247	624,182	(2,040,133)	1,032,218

Income taxes	(46,261)	0	(46,261)	0

Net income (loss)	756,986	624,182	(2,086,394)	1,032,218

Dividends on Preferred Series B Convertible Stock	(37,875)	(55,015)	(113,625)	(189,890)

Net income (loss) attributable to Common Shareholders	$719,111	$569,167	$(2,200,019)	$842,328

Net income (loss) per share:
Basic	$.15	$.14	$(.50)	$.22
Diluted	$.14	$.13	$(.50)	$.21

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2000	1999

Cash Flows from Operating Activities:
Net income (loss)	$(2,086,394)	$1,032,218
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Provision for doubtful accounts	38,200	110,000
Provision for obsolete inventories	357,046	(296,603)
Depreciation and amortization	1,263,290	1,032,131
Amortization of deferred financing costs	77,835	108,286
Amortization of goodwill and intangibles	40,173	6,242
Gain on dispositions	0	(111,614)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,712,790)	(281,559)
Inventories	(691,322)	(828,477)
Prepaid expenses and other current assets	(89,190)	121,275
Accounts payable	2,336,756	247,408
Accrued expenses and other liabilities	794,642	483,215
Deferred income	958,470	640,680
Net cash flows provided by operating activities	286,716	2,263,202
Cash Flows from Investing Activities:
Acquisition of property and equipment	(404,853)	(429,102)
Increase in goodwill and other intangible assets	(27,333)	0
Decrease in other assets	96,330	76,328
Proceeds from dispositions	0	111,614
Acquisition of Cascade Technology Corporation	0	(57,500)
Cash received in acquisition of Telident, Inc. net assets	762,321	0
Net cash flows provided by (used in) investing activities	426,465	(298,660)
Cash Flows from Financing Activities:
Net (repayment) proceeds from line of credit	(147,423)	(689,778)
Loan proceeds	0	3,853
Principal repayments of loans, notes and leases	(1,072,254)	(421,031)
Net proceeds from sale of common stock	10,500	0
Dividends on Preferred Series B Convertible Stock	(113,625)	(189,890)
Net cash flows used in financing activities	(1,322,802)	(1,296,846)
Net increase (decrease) in cash	(609,621)	667,696
Cash - beginning of period	954,764	136,467
Cash - end of period	$345,143	$804,163

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

Nine Months Ended September 30,
2000	1999
Supplemental Non-cash Financing and Investing Activities:
Acquisition of assets of Harris 20-20 for a note payable	$6,884,355	$0
Acquisition of assets of Telident, Inc. for common stock	$2,073,626	$0
Employer Stock match 401(k)	$80,264	$0
Conversion of Preferred Stock to Common Stock	$0	$1,237,500
Acquisition of assets of Cascade Technology Corporation for common stock	$0	$181,865
Lease of fixed assets	$0	$73,560
Issuance of non-interest bearing note	$0	$47,913

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") it produces systems for the hearing impaired.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and TELTRONICS/SRX, Inc., and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999, as presented in the Company's annual report on Form 10-K and other reports filed with the Securities and Exchange Commission.

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

Cash	$ 762,321
Accounts receivable, net	610,998
Inventory, net	260,757
Prepaid expenses and other current assets	26,168
Property and equipment, net	240,234
Other assets	6,282
Goodwill and identifiable intangible assets	474,937
Accounts payable	(76,792)
Accrued expenses and other current liabilities	(200,143)
Deferred Income	(28,146)
Long-Term debt	(2,990)
Net assets acquired	$ 2,073,626

The excess cost over fair value of the net assets acquired (goodwill) and identifiable intangible assets are being amortized on a straight-line basis as follows:
	Amount	Life
Customer List	$ 142,481	5 years
Patent	142,481	14 years, 4 months
Goodwill	189,975	15 years

Harris Corporation 20-20 Switching Product Line

On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights related to the 20-20 switching technology and associated products of Harris Corporation Communications Products Division located in Melbourne, Florida ("Harris"), under an Asset Sale Agreement dated June 30, 2000 ("Agreement").

Under the Agreement, the Company acquired the assets and assumed on-going support obligations for certain of Harris' Communications Products Division customers in consideration for $6,884,355 paid for with a promissory note in the principal amount and paying interest at ten and one-half percent (10.5%) per annum ("Note"). The Note provided for interest at twelve and one-half percent (12.5%) per annum effective August 14, 2000. The Note is secured by a first lien on the Assets and a lien on the Company's other assets.

The Note was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended October 30, 2000. Under this amendment, the principal and capitalized interest total was stated at $7,096,623 and the due date was changed to December 31, 2000. Interest accrues at 10.5% effective October 4, 2000 and is paid monthly starting November 1, 2000. The Company has received shareholder approval to offer and sell common stock and warrants through a private placement and is negotiating equity and debt financing to refinance payment of the Note and fund working capital requirements. There can be no assurance that these negotiations will be successful.

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

Inventory, net	$ 5,452,142
Property and equipment, net	2,130,507
Goodwill and identifiable intangible assets	787,867
Note payable	(6,884,355)
Accounts payable	(1,434,161)
Accrued expenses and other current liabilities	(52,000)
Net assets acquired	$ 0

The estimates are preliminary, however, management believes that any adjustments to the amounts allocated will not have a material effect on the Company's financial position or results of operations.

The excess cost over fair value of the net assets acquired (goodwill) and identifiable intangible assets are being amortized on a straight-line basis as follows:

	Amount	Life
Customer List	$ 236,360	5 years
Patent and trade secrets on Cumulus call center software and 20-20 switching product line	236,360	10 years
Goodwill	315,147	15 years

The following selected pro forma consolidated financial data are unaudited. The pro forma data for the nine months ended September 30, 2000 and 1999 are based upon the historical statement of operations of the Company and reflects the pro forma effects of the acquisition of the Harris 20-20 Switching Technology as if the acquisition had occurred at the beginning of the periods presented.

The pro forma consolidated financial data are based upon certain assumptions and estimates and are not necessarily indicative of the results which would actually have been attained if the transaction had been consummated at the beginning of the indicated periods, or which may be attained in the future.

In the opinion of Teltronics' management, all adjustments necessary to present fairly such pro forma consolidated financial data, as set forth in the accompanying explanatory notes, have been made.

The pro forma consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto as presented in the Company's annual report on Form 10-K for the year ended December 31, 1999, its quarterly report on Form 10-Q for the period ended June 30, 2000, its Form 8-K filed on September 13, 2000 and its other filings with the Securities and Exchange Commission.

The Company employed approximately 70 of the 300 personnel employed by Harris Corporation Communications Product Division. The Company expects to improve margins by manufacturing the products instead of outsourcing the manufacturing. The Company will utilize its existing infrastructure to support the product line. In addition, the Company does not expect to incur such 2000 expenses as capitalized software amortization of $21,873,000, loss on disposal of plant and equipment of $6,886,000, loss on disposal of investments of $2,502,000 and allowances for bad debt of $2,655,000. As a result, the Company does not believe the pro forma data are representative of the operating results that will be achieved in the future.

	Nine Months Ended September 30,
	2000	1999
Net sales	$ 50,722,292	$ 81,058,433
Net income (loss)	(45,122,394)	(12,160,782)
Net loss per share -
Basic	$ (10.30)	$ (3.27)
Diluted	$ (10.30)	$ (3.07)

Cascade Technology Corporation

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

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

The acquisition has been accounted for using the purchase method of accounting and results of operations of Cascade are included from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory	$ 100,000
Property and equipment	71,000
Goodwill and identifiable intangible assets	116,278
Notes payable	(47,913)
Net assets acquired	$ 239,365

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

NOTE 4 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for the nine months ended September 30, 2000 were anti-dilutive and were not included in the calculation of diluted net loss per share. Potential common shares for 2000 and 1999 relating to Preferred Series B Convertible Stock were anti-dilutive and were not included in the calculation of diluted net income (loss) per share.

The following unaudited table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic
Net income (loss)	$ 756,986	$ 624,182	$ (2,086,394)	$ 1,032,218
Dividends on Preferred Series B Convertible Stock	(37,875)	(55,015)	(113,625)	(189,890)
Net income (loss) attributable to Common Shareholders	$ 719,111	$ 569,167	$ (2,200,019)	$ 842,328
Weighted average shares outstanding	4,730,090	4,054,522	4,393,444	3,773,683
Net income (loss) per share	$ .15	$ .14	$ (.50)	$ .22
Diluted
Net income (loss)	$ 756,986	$ 624,182	$ (2,086,394)	$ 1,032,218
Dividends on Preferred Series B Convertible Stock	(37,875)	(55,015)	(113,625)	(189,890)
Net income (loss) attributable to Common Shareholders	$ 719,111	$ 569,167	$ (2,200,019)	$ 842,328
Weighted average shares outstanding	4,730,090	4,054,522	4,393,444	3,773,683
Net effect of dilutive stock options using the treasury stock method	178,677	160,152	0	134,541
Net effect of dilutive warrants using the treasury stock method	70,712	81,770	0	119,993
Dilutive potential common shares	4,979,479	4,296,444	4,393,444	4,028,217
Net income (loss) per share	$ .14	$ .13	$ (.50)	$ .21

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:
	September 30, 2000	December 31, 1999
	(Unaudited)
Raw materials	$ 9,355,663	$ 3,307,549
Work-in-process	1,781,125	1,931,809
Finished goods	1,290,268	783,478
Provision for obsolete inventories	(1,060,116)	(703,071)
	$ 11,366,940	$ 5,319,765

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

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Company repaid $750,000 of the Debentures on September 29, 2000 and $250,000 on October 31, 2000 and the remaining $750,000 has a revised maturity of December 30, 2000.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest is paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate is 12%. The Holder of the Loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loans contain certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

NOTE 7 - SHAREHOLDERS' EQUITY

(A)      1995 Incentive Stock Option Plan - On October 23, 2000, the Shareholders ratified an increase in the number of common shares available for issuance for the Incentive Stock Option Plan from 1,250,000 to 2,500,000 shares. The shares were registered on Form S-8 on September 8, 2000.

(B)     Employee Stock Purchase Plan - On October 23, 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan, under which the employees of the Company are provided the opportunity to acquire common shares of the Company at 85% of fair market value. The Shareholders authorized 500,000 common shares to be available for issuance under the Employee Stock Purchase Plan. The shares were registered on Form S-8 on September 18, 2000.

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

The following table presents information about reportable segment operations and assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Sales
Teltronics	$ 13,393,000	$ 9,340,000	$ 27,105,000	$ 24,066,000
ISI	221,000	(3,000)	507,000	22,000
Elimination of Intersegment sales	0	0	0	(73,000)
Total sales	$ 13,614,000	$ 9,337,000	$ 27,612,000	$ 24,015,000
Depreciation and Amortization
Teltronics	$ 379,000	$ 232,000	$ 871,000	$ 643,000
ISI	131,000	130,000	392,000	389,000
Total depreciation and amortization	$ 510,000	$ 362,000	$ 1,263,000	$ 1,032,000
Interest and Financing Costs
Teltronics	$ 533,000	$ 158,000	$ 1,107,000	$ 515,000
ISI	0	125,000	0	375,000
Total interest and financing costs	533,000	283,000	1,107,000	890,000
Segment Profits (Losses)
Teltronics	$ 1,205,000	$ 1,457,000	$ (602,000)	$ 3,120,000
ISI	(402,000)	(833,000)	(1,438,000)	(2,200,000)
Total	803,000	624,000	(2,040,000)	920,000
Gain on dispositions	0	0	0	112,000
Net income (loss) before taxes	$ 803,000	$ 624,000	$ (2,040,000)	$ 1,032,000
Segment Assets
Teltronics	$ 26,455,000	$ 14,783,000	$ 26,455,000	$ 14,783,000
ISI	724,000	1,058,000	724,000	1,058,000
Total segment assets	$ 27,179,000	$ 15,841,000	$ 27,179,000	$ 15,841,000
Acquisition of Property and Equipment
Teltronics	$ 219,000	$ 59,000	$ 382,000	$ 325,000
ISI	4,000	15,000	23,000	104,000
Total acquisition of property and equipment	$ 223,000	$ 74,000	$ 405,000	$ 429,000

NOTE 9 - SUBSEQUENT EVENTS

On October 23, 2000, at a special Meeting of Stockholders, the following was approved by the Shareholders:

     1.     The offering and sale of $8,000,000 - $10,000,000 of common stock and common stock warrants through a private placement. The private placement is expected to be completed in ninety days at a discount to the common stock price. The Company expects to use the proceeds for working capital and general corporate purposes, including payment of the note payable to Harris Corporation of $7,096,623.

     2.     The number of common shares available for issuance for the 1995 Incentive Stock Option Plan was increased from 1,250,000 to 2,500,000 shares.

     3.     The Employee Stock Purchase Plan covering 500,000 shares was ratified.

On October 28, 2000, the Company renewed its bank line of credit with The CIT Group/Business Credit, Inc. until October 28, 2002. Terms of the bank line of credit are being renegotiated.

On October 30, 2000 the Note payable to Harris Corporation was amended. The principal and capitalized interest total was $7,096,623 and the due date was changed to December 31, 2000. Interest accrues at 10.5% effective October 4, 2000 and is paid monthly starting November 1, 2000. The Company has received shareholder approval to offer and sell common stock and warrants through a private placement and is negotiating equity and debt financing to refinance payment of the Note and fund working capital requirements. There can be no assurance that these negotiations will be successful.

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

RESULTS OF OPERATIONS

The Company continues the integration of the acquisition of the 20-20 switching technology from the Harris Corporation Communications Product Division. The inventory has been transferred to the Company's facility in Sarasota. The Company is now in a position to manufacture the 20-20 switch.

The increase in sales during the last quarter was primarily due to the acquisition of the 20-20 switching technology. The Company was able to ship upgrades to customers from the inventory it acquired and achieved sales of $6,010,000 since the acquisition.

The Company has performed work under contracts from Harris for the New York Board of Education and Department of Corrections. The Company is in the process of having these contracts assigned.

Due to the large installed base of 20-20 switches in Mexico, the Company has taken the decision to create a subsidiary in Mexico City. The Company intends to maintain and support the installed base, which includes major installations with the government. It is also the Company's intention to continue to sell and install new systems.

The acquisition of Telident has also been successful with this product line achieving sales of $1,158,000 since the acquisition.

The other product lines of Teltronics continue to experience slow sales, with the exception of the electronic manufacturing business, which continues to increase sales. However the margins in electronic manufacturing are lower than the margin the Company achieves with its other product lines.

The Company continues to focus on its established customer base for its Intelligent Systems Management products. The Company will also offer its Vision switch to the 20-20 switch distribution channel, which is complimentary.

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the Company's consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.1%	50.6%	55.7%	50.3%
Gross profit	50.9%	49.4%	44.3%	49.7%

Operating expenses:
General and administrative	10.5%	11.7%	12.9%	12.4%
Sales and marketing	17.8%	17.1%	20.1%	18.0%
Research and development	12.3%	10.7%	13.4%	11.6%
	40.6%	39.5%	46.4%	42.0%
Income (loss) from operations	10.3%	9.9%	(2.1%)	7.7%
Other income (expense):
Interest	(3.2%)	(2.3%)	(3.1%)	(2.8%)
Financing	(0.7%)	(0.7%)	(0.9%)	(1.0%)
Litigation costs	(0.3%)	(0.3%)	(1.3%)	(0.3%)
Gain on dispositions	0.0%	0.0%	0.0%	0.5%
Other	(0.2%)	0.1%	0.0%	0.2%
	(4.4%)	(3.2%)	(5.3%)	(3.4%)
Income (loss) before income taxes	5.9%	6.7%	(7.4%)	4.3%
Income taxes	(0.3%)	0.0%	(0.2%)	0.0%
Net income (loss)	5.6%	6.7%	(7.6%)	4.3%

Three Months Ended September 30, 2000 and 1999.

Sales were $13,614,000 for 2000 as compared to $9,337,000 for 1999. The increase was due to strong sales from the Harris and Telident acquisitions and electronic manufacturing.

Gross profit was $6,929,000 or 50.9% for 2000 as compared to $4,615,000 or 49.4% for 1999. The increase in gross profit dollars was due to increased sales from the Harris and Telident acquisitions.

General and administrative expenses were $1,432,000 for 2000 as compared to $1,090,000 for 1999. The increase was due to increased payroll, benefit plan and bad debt expenses.

Sales and marketing expenses were $2,425,000 for 2000 as compared to $1,599,000 for 1999. The increase is due to increased payroll, travel and marketing expenses, including the acquisitions of Telident and Harris.

Research and development expenses were $1,670,000 for 2000 as compared to $1,003,000 for 1999. This increase related to the acquisition of Telident and Harris and increased expenses for Intelligent Systems Management and Vision products.

Income from operations was $1,402,000 for 2000 as compared to $923,000 for 1999. This increase relates to increased sales and gross profit, offset by increased expenses and one time acquisition costs.

Other expense was $598,000 for 2000 as compared to $299,000 for 1999. Interest and financing was $533,000 for 2000 as compared to $283,000 for 1999. This increase relates to borrowings for the Harris acquisition.

Income tax expense for 1999 was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net income was $757,000 for 2000 as compared to $624,000 for 1999.

Nine Months Ended September 30, 2000 and 1999.

Sales were $27,611,000 for 2000 as compared to $24,015,000 for 1999. The increase was due to strong sales from the Harris and Telident acquisitions and electronic manufacturing sales.

Gross profit was $12,245,000 or 44.3% for 2000 as compared to $11,927,000 or 49.7% for 1999. The decrease in gross profit percentage was due to product mix, with increased low margin electronic manufacturing sales and cost increases on selected components.

General and administrative expenses were $3,550,000 for 2000 as compared to $2,968,000 for 1999. This increase was due to increased payroll, benefit plan and bad debt expenses.

Sales and marketing expenses were $5,554,000 for 2000 as compared to $4,326,000 for 1999. The increase was due to increased payroll and benefit plan expenses, including the acquisitions of Telident and Harris.

Research and development expenses were $3,703,000 for 2000 as compared to $2,794,000 for 1999. The increase related to the acquisitions of Telident and Harris and increased expenses for ISM and Vision products.

Loss from operations was $561,000 for 2000 as compared to income from operations of $1,840,000 for 1999. This decrease relates to lower gross profits, increased expenses and one time acquisition costs.

Other expense was $1,479,000 for 2000 as compared to $807,000 for 1999. The increase relates to litigation costs for the ISI lawsuit discussed in legal proceedings. Interest and financing was $1,107,000 for 2000 as compared to $890,000 for 1999. The increase relates to borrowings for the Harris acquisition.

Income tax expense for 1999 was offset by a corresponding reduction in the deferred tax asset valuation allowance.

The net loss was $2,086,000 for 2000 as compared to a net income of $1,032,000 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were provided by operations, borrowings from The CIT Group/Business Credit ("CIT") and the acquisition of Telident, Inc.

The Company's working capital ratio was .90:1 at September 30, 2000 as compared to 1.08:1 at December 31, 1999. Net working capital was a deficit of $2,301,000 at September 30, 2000 as compared to $805,000 at December 31, 1999. The reduction in working capital relates primarily to the Harris acquisition completed on June 30, 2000 and the net loss incurred in the first nine months of 2000.

Net cash decreased by $610,000 for the nine months ended September 30, 2000 as compared to an increase of $668,000 for the nine months ended September 30, 1999. Net cash flows provided by operating activities were $287,000 for the nine months ended September 30, 2000 as compared to $2,263,000 for the nine months ended September 30, 1999.

Accounts receivable increased by $3,286,000 as of September 30, 2000. The increase was due to strong sales. Inventories increased by $6,047,000 as of September 30, 2000. This increase was primarily due to the acquisition of Telident and the Harris 20-20 switching product line. Accounts payable increased by $2,421,000 as of September 30, 2000. The increase was due to the Telident and Harris acquisitions. Accrued expenses and other current liabilities increased $2,349,000 as of September 30, 2000. The increase is due to the acquisition of Telident and the Harris 20-20 switching product line.

Net cash flows provided by investing activities totaled $426,000 for the nine months as compared to net cash used in investing activities of $299,000 for the nine months ended September 30, 1999. Acquisition of property and equipment totaled $405,000 for the nine months ended September 30, 2000 as compared to $429,000 for the nine months ended September 30, 1999. This decrease related to a reduction in capital expenditures.

Cash flows used in financing activities totaled $1,323,000 for the nine months ended September 30, 2000 as compared to $1,297,000 for the nine months ended September 30, 1999. The Company repaid debt of $1,072,000 during the nine months ended September 30, 2000.

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Company repaid $750,000 of the Debentures on September 29, 2000 and $250,000 on October 31, 2000 and the remaining $750,000 has a revised maturity of December 30, 2000.

On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate is 12%.

The Company delivered a $6,884,355 Note with interest accruing at 10.5% to acquire the Harris 20-20 switching product line. The repayment schedule was $3,442,178 of principal due August 14, 2000 and $3,442,177 of principal and accrued interest due on September 29, 2000. The Note is secured by a first lien on the assets acquired and a lien on the Company's other assets subject to liens previously granted by the Company to its other lenders. After August 14, 2000, the interest rate increased to 12.5%.

The Note was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended on October 30, 2000, under this amendment, the principal and capitalized interest total was stated at $7,096,623 and the due date was changed to December 31, 2000. Interest accrues at 10.5% effective October 4, 2000 and is paid monthly starting November 1, 2000. The Company has received shareholder approval to offer and sell common stock and warrants through a private placement and is negotiating equity and debt financing to refinance payment of the Note and fund working capital requirements. There can be no assurance that these negotiations will be successful.

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

In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint sought damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. During the trial in May, 2000, certain claims of Teltronics and ISI against the defendants and the counterclaims made by the defendants against Teltronics and ISI were withdrawn. After trial of the remaining claims of Teltronics and ISI against the defendants, the jury rendered a verdict that awarded Teltronics and ISI approximately $16 million from the defendants. In August, 2000, the Court ordered a new trial of the damages owed to Teltronics and ISI which was scheduled to commence in October, 2000.

In early November, 2000, Teltronics, ISI and the defendants entered into a Settlement Agreement under which the defendants agreed to pay Teltronics $700,000 in cash and deliver restricted shares of the voting common stock of Intelliworxx in escrow ("Intelliworxx Shares") which could result in Teltronics receiving an additional $4,550,000 over two years upon resale of the Intelliworxx Shares based upon the price of Intelliworxx Shares at time of resale. The Settlement payments are conditioned upon closing of a private equity placement by Intelliworxx in December, 2000 which if not consummated, could result in a new trial in February, 2001 of the damages owed to Teltronics and ISI by the defendants. There can be no assurance that the Intelliworxx private placement will occur or if it occurs that Teltronics will be successful in collecting the Settlement payments agreed to be paid by the defendants.

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

ITEM 2.	CHANGES IN SECURITIES - None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5.	OTHER INFORMATION - None
19
ITEM 6A.	EXHIBITS
	10	Amended Agreement Dated October 30, 2000 between Harris Corporation and Teltronics, Inc . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(a)
	27	Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(a)
ITEM 6B.	REPORTS ON FORM 8-K
The Company filed a Form 8-K on July 12, 2000 and a Form 8/K-A on September 13, 2000.
____________________________
(a)	Filed as an Exhibit to this Quarterly Report on Form 10-Q for the nine month period ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

November 9, 2000	/s/ Ewen R. Cameron
Ewen R. Cameron President & Chief Executive Officer

November 9, 2000	/s/ Mark E. Scott
Mark E. Scott Vice President Finance, Secretary, Treasurer and Principal Accounting Officer