Form 10-K
period 2000-12-31
TELTRONICS INC
filed 2001-04-23
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _____________________ to ______________________

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

Issuer's revenues for its most recent fiscal year:           $43,204,303

The aggregate market value (closing sale price) on the NASDAQ Stock Market of the Registrant's Common Stock held by non-affiliates at March 16, 2001, was approximately $6,428,876. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 16, 2001, 4,818,783 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 56-57.

PART I

Item 1.     BUSINESS

GENERAL

     Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") the Company has also engaged in the design and manufacturing of a portable hardware/software device which allows two-way communication between speaking/hearing impaired individuals and hearing individuals. See BUSINESS - ISI SEGMENT.

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

     On April 18, 1996, ISI acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company ("Interactive") and its three members ("Members") pursuant to an Agreement of Sale dated March 27, 1996 as amended by an Amendment to Agreement of Sale dated April 18, 1996 ("Agreement"). Under the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a mobile, self-contained, voice activated, portable, Pentium® processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement. Subsequent to the acquisition, in 2000 ISI changed its business to providing software to the hearing impaired. See BUSINESS - MOBILE, MULTIMEDIA COMPUTER PRODUCTS.

     On September 20, 1996, a wholly owned Delaware subsidiary of the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas, under an Agreement of Sale among Seller, the subsidiary and the Company dated September 19, 1996 ("Agreement") approved by order of the United States Bankruptcy Court, Eastern District of Texas, Sherman Division. With these assets the Company manufactures and sells PBX systems, switches and related PBX telecommunication and peripheral devices it acquired from Seller under the Agreement. See BUSINESS - DIGITAL COMMUNICATIONS SYSTEMS.

     On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE® panel link display, open sales orders and other purchased assets described in the Agreement. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies. Cascade was purchased on behalf of ISI to serve as the flat screen technology for the Mentis® product. Although ISI has stopped the Mentis® project, the Company has continued to sell Cascade screens to the automotive industry.

     On May 18, 2000, the Company acquired substantially all of the assets of Telident, Inc., a Minnesota corporation engaged in the design, manufacture and marketing of hardware and software systems utilizing enhanced 911 network technology to communicate with public safety 911 contact points. The Company markets these products to a wide variety of businesses, including colleges, universities, nursing homes, hospitals, government offices, primary and secondary educational institutions, and hospitality establishments. See BUSINESS - DIGITAL COMMUNICATIONS SYSTEMS - ENHANCED 911 TECHNOLOGY PRODUCTS.

     On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights relating to the 20-20® switching system and associated products of the Communications Products Division ("CPD") of Harris Corporation ("Harris"). The 20-20 product is a digital switch capable of supporting up to 9,600 ports/desktops. See BUSINESS - DIGITAL COMMUNICATIONS PRODUCTS - 20-20 Switching Systems.

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

     Management believes that it has established a strong competitive position in the Intelligent Systems Management market through sales of the following products: Site Event Buffer-II®, SEBjr.™, and IRISnGEN™.

     Site Event Buffer-II™ ("SEB-II"). The SEB-II™ monitoring system monitors remotely located Network elements.

     The SEB-II™ product may simultaneously monitor up to four Network elements. In addition to fault/alarm reporting and security functionality the SEB-II™ also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II™ to concurrently collect and store various forms of data, such as Station Message Detail Records ("SMDR"), Automatic Call Distribution ("ACD") data, and Private Automated Branch Exchange ("PABX") traffic information. By using IRISnGEN™, this data may be retrieved and processed into useful reports.

     The SEB-II™ is a multi-application product whose architecture permits its operational characteristics to be completely changed by remotely downloading new software. Introduced in mid-1991, the SEB-II™ replaces the original Site Event Buffer-I® (SEB-I™) with a product that offers increased functionality, twice the data storage capacity, and support for additional Network elements.

     In late 1993, the Company commenced development of certain sophisticated computer scripts, written in a high-level language, that may be used to create a dialogue between the SEB-II™ and the Network element. This dialogue allows the SEB-II™ to clear fault conditions present in the Network element and to perform more complex analysis of maintenance data. Included in these development activities is the design of high speed internal modems required for more demanding applications and for international markets. These developments were completed in 1994.

     SEBjr.™ The SEBjr.™ remote monitor was introduced to penetrate a new segment of the market. SEBjr.™ is an affordable remote monitor for smaller, less expensive Network elements, yet provides virtually all of the features of the SEB-II™. SEBjr.™ is positioned to allow service providers to offer complete end-to-end monitoring of a wide variety of elements of networks. With the introduction of SEBjr.™, Teltronics' Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network elements, regardless of size or cost.

     INTELLI.M@N®. The INTELLI.M@N® product, introduced in late 1997, moves the Intelligent Systems Management product line into exciting new areas. The monitoring of local area network ("LANs") and wide area network ("WANs") equipment is critical to the operation of enterprise data networks. The INTELLI.M@N® product works in conjunction with the SEB and allows telecom service companies to leverage their investment a new way. This device lets the SEB™ monitor data networks and report faults and other events through the same infrastructure that is used to monitor PABXs, and voice mail systems in traditional voice network applications. Since most service customers have both voice and data systems, this offering provides a new revenue opportunity for telecom service companies. A single SEB can monitor a PABX, a voice mail system, and through the INTELLI.M@N® device many network elements. The INTELLI.M@N® is fully simple network management protocol ("SNMP") compliant and can receive alarms from network elements and actively query many parameters (MIB objects) in the multiple network elements. In this role, the INTELLI.M@N® product serves as an SNMP manager responsible for a segment of the network and reports alarms out-of-band to the Service Provider. It can also serve as an SNMP Mid-Level-Manager reporting in-band to a Network Management System ("NMS") in the enterprise.

     When configured with the LATIN (Legacy Adapter To InterNet) software option INTELLI.M@N® serves as a universal SNMP proxy agent for equipment that is not SNMP compliant. Customers may now monitor a wide variety of legacy telecom and data network devices with their enterprise SNMP based NMS. INTELLI.M@N® hardware will interface to any equipment that outputs fault and status information via an RS232C port. Received events are sent to the NMS as SNMP traps and the INTELLI.M@N® MIB may be queried and examined by the NMS. The INTELLI.M@N® product also has a WEB Server which allows the MIB to be viewed with a simple WEB browser.

     In a third configuration, the INTELLI.M@N® combines the capabilities of both remote maintenance SNMP manager and proxy agent. This product is used when both proxy agent and out-of-band reporting is required at a single site.

     IRISnGEN™. The IRISnGEN™ system is a comprehensive software package used by service providers in Technical Assistance Centers to monitor alarms and to process data collected from the Network elements.

     SEB™ remote monitors associated with remote Network elements report events to the IRISnGEN™ software. These events may represent alarm conditions in the Network elements, or may simply be status information to indicate that everything is working properly. Using IRISnGEN™ software, the service provider often identifies and resolves problems before the customer is aware of them. IRISnGEN™ software is also used to collect data stored in SEBs™ and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access Network elements for routine maintenance.

     A database of Network element alarms is maintained in IRISnGEN™ so that the service provider may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of Network elements.

     Building on the success of the UNIX based IRIS™ product, the IRISnGEN™ product brings the next generation of alarms management to the marketplace. This new product incorporates all the features of the original IRIS™ product while introducing major new capabilities.

     This advanced alarms management system is a client/server application and takes full advantage of the power and flexibility of Windows NT®. Any number of users with PCs running Windows 98™ or Windows NT® Workstation can access the system. The system has a relational database designed to support the organization of a typical telecom service company operating a Technical Assistance Center. It also supports the creation of an unlimited number of relationships that logically group customer sites and monitored systems. Geographical alarm display, alarm escalation, alarm correlation, alarm forwarding, help desk, and World Wide Web access are just a few of the new capabilities being introduced. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program Interface (API) has been introduced to assist customers in integrating IRISnGEN™ with legacy management systems and databases.

     IRISnGEN™ is designed for growth. Customers can purchase as much as, or as little, as their business needs dictate by selecting capabilities that are grouped into feature packages. The basic package is a full-featured, highly capable alarms management system that will allow both large service providers and self-maintained end users to enter into the alarms management arena. Customers may add optional feature packages as the demands of their business change.

     IRIS Traffic™. This optional IRISnGEN™ software module is a traffic analysis system that allows service providers to perform traffic studies on NORTEL SL-1® and Meridian-1 PABX® systems. The information created by this application assists the service provider in "fine tuning" their customer's PABX to operate more efficiently. The IRISnGEN Traffic™ system has proven to be a very effective revenue generator for service providers. The system allows the service provider to identify PABX enhancements that can be sold to the end-user to improve PABX performance.

DIGITAL COMMUNICATIONS SYSTEMS

     VisionLS®/VisionMS®/VisionSi. The Vision® systems are multi-function Key/Hybrid/PBX and CENTREX CPE telecommunications systems. They are used to process calls by general business and professional organizations, health care, financial, government, technology, transportation, and education, call centers, service centers, and other organizations that need flexible, value added telecommunications capabilities. These systems are also used to pass data to and receive commands from computers via a Computer Telephone Interface ("CTI"). Inherent in the software of these telecommunications platforms are automatic call distribution (ACD), automated attendant (AIR), intelligent call handling and dynamic call routing based on ANI, DNIS, and Caller ID. Some features of the Company's Vision® systems, such as automatic telephone relocation, copy, and replace are unmatched in the telecommunications industry.

     QueVision®. QueVision® is a call center management product, using CTI techniques, that accepts call events from Vision® systems and uses that data to deliver real-time information enabling supervisors to effectively manage either formal or informal call center activity. The system provides on-demand and scheduled reports and supports the use of a wall mounted display screen to let all agents see the performance of the call center.

     CENTRALINK911/PALLADIUM IPC. This Vision® switching platform provides both the telecommunications link and automatic location identification to over seven-hundred Public Safety Answering Points (911 emergency call centers). The system is comprised of two parts: The ANI Controller, which is a Vision® telecommunications platform with specialized features and the ALI controller, a computer running Teltronics' software that allows it to retrieve and display information about the location of a 911 caller based on the caller's telephone number.

     VisionWorks®. VisionWorks® is a Windows® -based voice mail system providing a full- featured voice mail plus unified messaging. Through integration with MAPI compliant applications, every email, every voice mail, every fax can be handled on the client desktop. Options include local area paging, fax on demand, AMIS standard networking, and on screen call control. Using VisionPath® CTI to connect to any Vision® system, users can view the name and number of incoming callers, record calls as messages, and divert calls to other extensions or mailboxes. Outgoing calls can be launched from the desktop using the VisionWorks, or other contact manager.

     VisionVM®. A mature voice mail system that provides up to eight ports of voice mail for small to mid-sized organizations. VisionVM® takes advantage of the advanced voice mail integration capabilities inherent in every Vision® system to deliver customized features. VisionVM® installs quickly and can be customized by users. VisionVM® provides up to 6,000 mailboxes, fax detection, and networks to any AMIS compliant voice mail system.

     20-20® Switching Systems. The 20-20® family of switching products was acquired on June 30, 2000, from Harris Corp. The 20-20® is a digital switching system that has been deployed in mission critical applications throughout the world. 20-20® may be expanded up to 9600 ports for very large applications and is generally cost effective down to about 300 ports, where the Vision MS® switch stops, thus effectively giving Teltronics™ a product offering from the smallest applications up to the largest. The 20-20® may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications. A variant of the 20-20® is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year. Known for its robust computer-telephony interface (CTI) the 20-20® has been used by systems integrators throughout the world for large custom applications as well as "local dial tone" in small central office applications.

     20-20® has been certified and homologated in over 60 countries world wide. International signaling and transmission protocols have been developed, including international flavors of ISDN and SS7, to permit its use virtually anywhere in the world. The company will continue to invest in engineering development to maintain and expand these areas. Product strategies are being developed which will permit the use of the Vision® switching family as a satellite or remote switch attached to the larger 20-20® serving as a tandem switch. This application is in great demand by enterprise operations with large, geographically dispersed facilities.

     Key to its product strategies is that of "technology convergence" - that is, to share across both platforms (Vision® and 20-20®) the strengths of each. For example, Vision® employs custom large scale integrated circuits and a modular telephone both of which will be beneficial to 20-20® users. On the other hand, the 20-20® comprehends all the international signaling protocols and fiber optic remote shelf distribution which the Vision® platform does not have. The convergence of the "best of both" will receive primary engineering focus in the early part of 2001.

     Clearview™. This product was also a part of the 20-20® acquisition of June 30, 2000. Clearview is a WindowsNT® client-server based, sophisticated multi-media customer contact and management system, or a "call center", for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls, and with the release of new versions in 2001 it will also have the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through "chat" sessions. The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in "queues" to be serviced by employees, and may even route the calls based on the "skills" of the call handlers ("skills-based routing"). The database of the current product is Sequel® and may be fully redundant on separate servers. Clearview™ is a relatively new product with most of its deployments over the past two years. Originally designed to work with the 20-20® as its "switching fabric", the company's goal is to migrate Clearview™ towards switch-independence, and ultimately it should be able to be deployed behind virtually any switch type in the industry.

     Clearview™ may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents. The Company also will offer a broad range of "professional services" in the form of employees who are experts in systems integration with legacy systems and third party applications. While Clearview™ will be available to any of the company's distribution partners with support from its professional services group, it is anticipated that most of the Clearview™ sales will come directly from larger users with sophisticated IT requirements and infrastructures.

     Enhanced 911 Technology Products. The assets of Telident, Inc. were acquired by Teltronics in May of 2000. These products, including Tel-A-Lert®, TRAX OSN™, SiteAlert® and 911 Solution's® identify callers who have placed calls from behind a switching system to emergency service providers (ambulance, police, fire) . For example, generally dialing "9-1-1" results in an emergency call being to a PSAP (public safety answering point) and the call being automatically identified from the telephone company's main billing database as the main billing number for the trunk that it comes in on. If however, the call originates in a high rise, or a campus environment behind a PBX, the emergency service personnel have no idea which floor or campus building the call is coming from, so they dispatch emergency personnel to the lobby or main building. If the caller does not know or is otherwise unable to describe where he/she is calling from, life-threatening situations may occur.

     These Enhanced 911 technology products identify the caller and the location through its local database by utilizing enhanced 911 technology and augmenting the original call with precise information on location or other identity and the emergency service personnel are able to proceed directly to the caller. Enhanced 911 technology products also have the ability to alert local security forces or general management that an emergency call has been placed from their premises, which gives them an opportunity to respond more quickly. Help is coordinated.

     Several states have passed legislation which mandates that PBX systems be fitted or contain this type of technology inherently. The Company's enhanced 911 technology products are designed to retrofit switching systems which do not have it. Legislation is pending in many other states as well. Other services include updating of telephone company records with specific information on calling locations.

ELECTRONIC MANUFACTURING SERVICES

     Teltronics provides contract electronic manufacturing services for companies in the telecommunications, industrial control, and other computer-related industries. Services include product design, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified by BABT 340, ISO9002 and UL. During the fourth quarter of 2000, the Company received ISO 9002 re-certification. Through this important quality certification, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

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

ISI - SEGMENT

     Over the last year ISI has moved away from the Wearable computer market. Continuing market experience has established that the market is not ready for a wearable computer. Further, the continual need to invest in the ever changing hardware upgrades without proportionate increases in revenue does not make sense. However, in arriving at that conclusion, the Company has been able to utilize its software knowledge to develop a new product. The iCommunicator™ system is a software product running on certain industry standard hardware, that provides a solution to the hearing impaired. The iCommunicator™ system makes a verbal communication possible between a hearing/speaking person and a person who is profoundly deaf, hard-of-hearing, or an individual with learning disabilities. This multi-sensory device improves comprehension of spoken language and teaches reading, speech skills, and sign language. The Company has applied for a patent covering the Company's proprietary process.

TRADEMARKS, PATENTS AND COPYRIGHTS

     Teltronics™ has the following trademarks and copyrights: (a) Trademarks: Ideas That Communicate®, Site Event Buffer®, SuperVizor®, CallQuest®, Net-Path®, SEB InterAct®, INTELLIM@N®, Dispatcher®, Vision®, Vision and design®, VisionOS®, VisionVM®, VisionACD®, VisionMS®, VisionLS®, VisionPhone®, VisionXPhone®, VisionPath®, VisionWorks®, QueVision®, Shared Resource Exchange®, SRX®, SRX and design®, SRX OmniWorks and design®, OmniWorks and design®, DiscoveryMATE®, SITEALERT®, 911 SOLUTIONS®, TEL-A-LERT®, 20-20®, Optic®, IRIS™, IRISnGEN™, Digital Telephone System™, DTS™, Site Event Buffer II™, SEBjr.™, Teltronics™, Teltronics and design™, Telident™, Status Recognition Unit System 1™, Station Translation System™, STS™, Trax OSN™, On-Site Notification™, Data Base Management Software™, ClearView™, VisionView™, Vision SeeScape™, VisionPhonePC™, VisionTAS™, and VisionSi™; and (b) Copyrights: SRX Call processing, CENTRALINK release 1.0 software; SRX E911 software, CENTRALINK ALI release 1.2 software (co-owned with Pro-Tel, Inc.); SRX Call Processing, VisionMS (System Two) release 2.2 software; and SRX call processing, System One release 4.6 software.

     Teltronics has many patents and pending patent applications in both the U.S. and foreign countries. While Teltronics believes these are valuable assets, it does not believe that its Business would be impaired by the loss of any one patent.

     ISI™ has the following trademarks and copyrights: (a) Trademarks: MENTIS®, rtmEditor®, rtmNavigator®, MentiSoft®, RTM®, VoiceZoom®, Interactive Solutions™, ISI and design™, iCommunicator and design™ and iCommunicator™; (b) Copyright: MentiSoft Real Time Mentoring; MentiSoft Version 1.0 consisting of two modules, rtmEditor Version 1.01 and rtmNavigator Version 1.0.

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

BACKLOG

     The Company's backlog at December 31, 2000, 1999 and 1998 was $36,974,000, $10,581,000 and $3,489,000 respectively. At March 14, 2001, February 29, 2000 and February 26, 1999, the Company's backlog was $22,002,945, $9,339,000 and $4,860,000 respectively.

     The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and are not an indication that the Company is unable to fulfill.

CUSTOMERS

     Sales to major customers were as follows:

	Years Ended December 31,
	2000	1999	1998
Customer A	---	---	13%
Customer B	---	26%	12%
Customer C	---	---	11%
Customer D	---	---	10%
Customer E	---	16%	---
Customer F	20%	---	---

     No other customers exceeded 10% of total sales in any year.

COMPETITION

     The Company has two significant competitors in the Intelligent Systems Management marketplace, Ion Networks, Inc. and Telco Research. The Company has many competitors in the PBX market with the dominant players being Lucent and NORTEL. The Vision® and 20-20® PBX are active in the ACD and small PBX market while the 20-20® PBX is active in the large PBX market. Management of the Company believes the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 2000, 1999 and 1998 were $5,585,000, $3,693,000 and $3,057,000, respectively.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 331 personnel.

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

     The monthly ARE Lease payment is $52,910. The ARE Lease expires in August, 2005, and may be extended by the Company for two five year periods. Included in the ARE Lease is a single story building located at 2240 Whitfield Industrial Way. This building consists of approximately 7,500 square feet.

     The Company leases approximately 10,655 square feet of office space for a research and development facility in Dallas, Texas. The monthly lease payment is $7,733 per month during 2000-2001. The lease expires in December, 2001.

     The Company also leases offices in several locations under leases expiring at various dates.

Item 3.     LEGAL PROCEEDINGS

     From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened that, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

     In August, 1999, a former employee commenced an action against Teltronics in the Circuit Court, Twelfth Judicial Circuit, Sarasota County, Florida seeking damages for alleged violations of the Florida Worker's Compensation Law and the Family and Medical Leave Act. An answer with affirmative defenses was served and the action is being defended.

     In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint sought damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. During the trial in May, 2000, certain claims of Teltronics and ISI against the defendants and the counterclaims made by the defendants against Teltronics and ISI were withdrawn. After trial of the remaining claims of Teltronics and ISI against the defendants, the jury rendered a verdict that awarded Teltronics and ISI approximately $16 million from the defendants. In August, 2000, the Court ordered a new trial of the damages owed to Teltronics and ISI.

     In early November, 2000, Teltronics, ISI and the defendants entered into a Settlement Agreement under which the defendants agreed to pay Teltronics $700,000 in cash and deliver restricted shares of the voting common stock of Intelliworxx in escrow ("Intelliworxx Shares") which could result in Teltronics receiving an additional $4,550,000 over two years upon resale of the Intelliworxx Shares based upon the price of Intelliworxx Shares at the time of resale. The Settlement payments are conditioned upon closing of a private equity placement by Intelliworxx which has not occurred. If the private placement is not consummated, it could result in a new trial in May, 2001 of the damages owed to Teltronics and ISI by the defendants. There can be no assurance that the Intelliworxx private placement will occur or if it occurs that Teltronics will be successful in collecting the Settlement payments agreed to be paid by the defendants.

     In May, 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 23, 2000 stockholders of the Company: (1) authorized the Company to raise up to $10,000,000 in a private placement at a price to be determined, (2) ratified an amendment adding 1,250,000 shares of the Company's common stock to its 1995 Incentive Stock Option Plan, and (3) approved an Employee Stock Purchase Plan covering up to 500,000 shares of the Company's common stock. The Private Placement was approved with 42,348,200 votes in favor, 23,733 opposed and 1,234 abstentions. The amendment to the Company's 1995 Incentive Stock Option Plan was ratified with 42,189,986 in favor, 50,001 against and 133,180 abstentions. The Employee Stock Purchase Plan was adopted with 42,350,009 votes in favor, 22,950 votes opposed and 208 abstentions.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of August 1, 1989, the Company listed its Common Stock for trading on The National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq"). The Company's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market® under the symbol: TELT. The following table sets forth for the fiscal periods indicated the high and low trade prices in the over-the-counter market for the Company's Common Stock as reported on Nasdaq.

	COMMON STOCK
	2000 Trade		1999 Trade
	High	Low	High	Low
PERIOD
1st Quarter	$10.13	$3.31	$2.50	$1.50
2nd Quarter	6.75	2.56	6.97	1.56
3rd Quarter	4.75	2.19	3.66	2.38
4th Quarter	2.75	.75	4.88	1.94

     On March 16, 2001, the closing bid quotation for the Company's Common Stock as reported on Nasdaq was $2.03. As of March 16, 2001, there were approximately 4,080 shareholders of the Company's Common Stock. The Company historically has not paid cash dividends on common shares. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	2000 (5)(6)	1999 (4)	1998 (3)	1997	1996 (1)(2)
Statement of Operations Data:
Net sales	$43,204,303	$32,644,534	$26,794,674	$34,673,407	$28,878,016
Gross profit	20,312,616	15,990,827	11,448,963	11,025,664	9,359,476
Total operating expenses	19,254,806	13,662,235	11,156,756	12,110,926	11,401,763
Income (loss) from operations	1,057,810	2,328,592	292,207	(1,085,262)	(2,042,287)
Other income (expense):
Interest	(1,295,604)	(855,246)	(904,682)	(1,110,530)	(547,743)
Financing	(328,252)	(331,578)	(443,778)	(135,793)	(42,250)
Litigation costs	(368,530)	(77,220)	(58,346)	(189,645)	(323,094)
Gain on dispositions	0	111,614	1,248,250	0	0
Other	(504,267)	67,462	247,205	33,850	9,703
Total other income (expense)	(2,496,653)	(1,084,968)	88,649	(1,402,118)	(903,384)
Net income (loss)	(1,438,843)	1,243,624	380,856	(2,487,380)	(2,945,671)
Net income (loss) attributable to common shareholders	$ (1,636,681)	$ 1,024,367	$ 130,856	$ (2,487,380)	$ (2,945,671)
Net income (loss) per share:
Basic	$ (.36)	$ 0.27	$ 0.04	$ (0.74)	$ (1.05)
Diluted	$ (.36)	$ 0.25	$ 0.04	$ (0.74)	$ (1.05)
Shares used to compute amount:
Basic	4,484,495	3,844,470	3,417,744	3,382,223	2,817,586
Diluted	4,484,495	4,113,092	3,522,354	3,382,223	2,817,586
Balance Sheet Data:
Working capital	$ 4,699,123	$ 805,259	$ 668,480	$ (50,409)	$ (481,574)
Total assets	29,531,467	15,794,841	14,430,769	16,052,764	17,013,085
Current portion of long term debt and capital lease obligations	5,355,835	5,592,822	4,500,244	4,923,050	4,354,981
Long term debt, less current portion	1,071,862	1,509,662	3,417,288	4,690,231	921,740
Total shareholders' equity (deficiency)	4,403,131	3,824,979	2,618,747	(711,846)	1,717,034

(1)     Reflects the acquisition of assets of Interactive Solutions, Inc. on April 18, 1996.
(2)     Reflects the acquisition of assets of Teltronics/SRX, Inc. on September 20, 1996.
(3)     Reflects the disposition of AT Supply, Inc. on March 6, 1998.
(4)     Reflects the acquisition of assets of Cascade Technology Corporation on February 19, 1999.
(5)     Reflects the acquisition of assets of Telident, Inc. on May 18, 2000.
(6)     Reflects the acquisition of the 20-20 product line from Harris Corporation on June 30, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

     The year 2000 has been a difficult and challenging year. The first six months were extremely difficult with a major slow down in sales. The Company believes that slow down was due to an overhang in the market from the purchases during 1999 in which many end users invested in new hardware and software to combat the perceived Y2K bug. This led to our major customers purchasing less from us, resulting in a loss for the first six months. Although sales for the traditional products of the Company have not returned to 1999 levels they are above 1998. The Company believes that both 1999 and 2000 were anomalies, with 1999 being higher than expected and 2000 being lower, both attributed to Y2K. Overall, however, sales have grown from 1998 to 2000.

     The acquisition of Telident™ products and the CPD 20-20® switching systems of Harris provided the Company with new markets and products for the second six months. The Company was able to consolidate the installation, support and manufacture of the Telident product rapidly, allowing the group in Minneapolis to concentrate on sales, and an increase in sales was established over prior periods.

     The 20-20® acquisition provided the Company both with a whole new product line and, through several U.S. distributors, access to new international channels. As it purchased inventory and finished goods, it was able to immediately fulfill back orders from customers. The Company has now moved all of the assets to Sarasota and is able to manufacture the 20-20® IXP systems. It also established a design center in Salt Lake City to continue the enhancement of the software and hardware with an emphasis on providing LAN/Wan/IP gateways, together with a new strategy to fulfill the requirement of Voice over Internet Protocol ("VoIP").

     The Company focuses on two major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to Service Providers to enable them to be pro-active in maintaining their systems. Typical Service Providers are companies such as Verizon, Williams Communications, Sprint, MCIWorldcom and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new Service Provider customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN™, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II's or an INTELLIM@N®, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in R & D to develop, not only later versions of the centralized Windows® NT based software (IRISnGEN™), but also the SEB™ hardware with an anticipated SEB Enterprise Agent which should be available in the fall of year 2001, and would enable sophisticated monitoring of voice networks and data networks in one box.

     The second telecommunications market is in the Digital Communications Systems arena which involves providing telephone switches to small and medium size businesses as well as advanced ACD (Automatic Call Distribution). The Vision® switching product has a sophisticated CTI (Computer Telephony Interface) and is an extremely robust digital switch. This product is sold through distribution, not directly to the end-user customers.

     During 2000 the Company acquired the CPD switching division of Harris. The 20-20® switch is complimentary to the Vision switch, offering a price competitive solution from 300 lines to just under 10,000. Previously the 20-20® products had been sold both directly and through distribution, particularly outside the USA. There is a very large installed base in Mexico, with many government installations as well as major hotels. Although the Company anticipates selling through distribution channels, it recognizes that it needs to have a presence in the country to provide maintenance and support to some major direct customers. To this end the Company has set up a subsidiary in Mexico City, Teltronics, S.A. de C.V.

     The 20-20® switch is technically approved by, and has been installed in, over 60 countries. Teltronics intends to continue to support the international channel. Harris invested in these markets for over 15 years. The distributors are used to selling, installing and supporting their customers. Teltronics, therefore doesn't anticipate setting up additional overseas companies, only supply and support the existing distributors. For example, the Company in the last six months of 2000 shipped over $1 Million to Russia through its distributor.

     Teltronics also has some direct customers in particular the New York City Board of Education, and the Federal Bureau of Prisons. These installations are supported by our organization in Whitestone, New York and Manhattan.

     The Company also acquired ClearView™, a Contact Center product, from Harris. There are currently over 30 ClearView™ installations. However, the product continues to be enhanced and the Company plans to provide, web chat, e-mail, and multimedia to the Contact Center. This market continues to grow much faster than the PBX market, and therefore gives the Company additional possibilities.

     The Company believes that the purchase price paid for the acquisition, does not reflect the huge potential that the 20-20® and ClearView™ products, together with the distribution channels, provide t o Teltronics. For example, once the Vision® switch has been modified for international approvals, it will fulfill the new distributors' demand for a smaller switch.

     The acquisition of assets of Telident, earlier in the year has provided the Company with an end to end solution for the 911 market. The product provides the PSAP ( Public Safety Answering Point ) with the identification number of the caller, when they are calling from a multistory or distributed campus. There are many States that are now making it mandatory to provide this solution with new installations. The Company is looking at other products, like mapping, inventory, etc. in order to provide "one stop shopping" to its distributors and end users.

     Over the last year ISI has moved away from the wearable market. Continuing market experience has established that the market is not ready for a wearable computer. Further, the continual need to invest in ever changing hardware upgrades without proportionate increases in revenue does not make sense. However, in arriving at that conclusion, the Company has been able to utilize its software knowledge to develop a new product. The iCommunicator™ system is a software product running on certain industry standard hardware, that provides a solution to the hearing impaired. The iCommunicator™ system makes verbal communication possible between a hearing/speaking person and a person who is profoundly deaf, hard-of-hearing, or an individual with learning disabilities. This multi-sensory device improves comprehension of spoken language and teaches reading, speech skills, and sign language.

     The Company has been successful in manufacturing its own products, reducing costs and increasing gross margins. To supplement its own business, the Company also sells electronic manufacturing services to companies that require high quality but have low volume. This enables the Company to maximize its production facility and reduce overhead costs.

     The Company has continued to grow each year, both internally and through acquisitions. However, it is clear that the business has experienced seasonality despite its growth due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters, but year to year growth has been maintained. The Company is endeavoring to spread its sales across more product lines such as Vision® and 20-20® to reduce the seasonal impact.

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

     The Company delivered 662,500 shares of its $.001 par value voting common stock for substantially all of the assets of the Telident. Registration of the shares on Form S-4 was declared effective by the Securities and Exchange Commission April 20, 2000.

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

     The Note was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended October 30, 2000. Under this amendment, the principal and capitalized interest total was stated at $7,096,623 and the due date was changed to December 31, 2000. Interest accrues at 10.5% effective October 4, 2000 and was to be paid monthly starting November 1, 2000.

     In March, 2001, Harris and the Company agreed to further amend the Note owed by the Company to Harris which contemplates partial payment of the existing principal of the Note and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note. It is expected that the amended Note will be executed and the partial payment made to Harris simultaneously with the closing of an equity private placement by the Company at which closing Harris is expected to simultaneously convert a portion of the principal of the Note to convertible preferred stock of the Company and be issued warrants to acquire shares of the common stock of the Company. The Company expects the simultaneous closing of the equity private placement, Harris amended Note, and issuance of convertible preferred stock and warrants of the Company to Harris to occur during the second quarter of 2001. There can be no assurance that the closing will occur or that it will close on the terms contemplated. Pending closing of the contemplated transaction, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris at December 31, 2000 for additional inventory and services provided and that interest only payments at a rate of 10.5% will commence on May 1, 2001.

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

     On April 23, 1998, the Company sold the customer list and maintenance and support agreements for the ORBi-TEL for Windows and non-Unix call accounting product lines to MDR Telemanagement Limited. These product lines were sold for $100,000 in cash, and a contingent consideration payable in one year of $112,000. The Company recognized a gain of $100,000 and $112,000 during 1998 and 1999, respectively. Revenues for these product lines were $82,000 for the year ending December 31, 1998.

Results of Operations

     The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Gross profit	47.0	49.0	42.7
Total operating expenses	44.5	41.9	41.6
Income (loss) from operations	2.5	7.1	1.1
Other income (expense):
Interest	(3.0)	(2.6)	(3.4)
Financing	(0.8)	(1.0)	(1.7)
Litigation costs	(0.8)	(0.2)	(0.2)
Gain on dispositions	0.0	0.3	4.7
Other	(1.2)	0.2	0.9
Total other income (expense)	(5.8)	(3.3)	0.3
Income (loss) before income taxes	(3.3)	3.8	1.4
Income tax expense	(0.1)	0.0	0.0
Net income (loss)	(3.4%)	3.8%	1.4%

Year ended December 31, 2000 compared to year ended December 31, 1999.

     Sales were $43,204,000 for 2000 as compared to $32,645,000 for 1999. The increase was due to strong sales from the Harris acquisition which totaled $14,249,000.

     Gross profit was $20,313,000 or 47.0% for 2000 as compared to $15,991,000 or 49.0% for 1999. The decrease in gross profit percentage was due to product mix, with increased low margin electronic manufacturing sales and cost increases on selected components.

     General and administrative expenses were $5,382,000 for 2000 as compared to $3,959,000 for 1999. This increase was due to increased payroll, benefit plan and bad debt expenses. Headcount increased by 100 from 231 at December 31, 1999 to 331 at December 31, 2000.

     Sales and marketing expenses were $8,288,000 for 2000 as compared to $6,010,000 for 1999. The increase was due to increased payroll and benefit plan expenses, including the acquisitions of the Telident and Harris product lines. Headcount increased by 100 from 231 at December 31, 1999 to 331 at December 31, 2000.

     Research and development expenses were $5,585,000 for 2000 as compared to $3,693,000 for 1999. The increase related to the acquisitions of the Telident and Harris product lines and increased expenses for ISM and Vision products.

     Income from operations was $1,058,000 for 2000 as compared to $2,329,000 for 1999. This decrease relates to lower gross profits and increased expenses.

     Other expense was $2,497,000 for 2000 as compared to $1,085,000 for 1999. The increase relates to litigation costs for the ISI lawsuit discussed in legal proceedings, a one time charge for the write-off of molds and dies as well as excess inventory of wearable computers, and $110,000 relating to a five year sales tax audit. Interest and financing was $1,624,000 for 2000 as compared to $1,187,000 for 1999. The increase relates to borrowings for the Harris product line acquisition.

     Income taxes paid in 2000 of $46,000 related to alternative minimum taxes of $32,000 and state taxes of $14,000.

     The net loss was $1,485,000 for 2000 as compared to a net income of $1,244,000 for 1999.

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

Liquidity and Capital Resources

     Cash requirements were provided by operations, borrowings from The CIT Group/Business Credit ("CIT") and the acquisition of the Telident product line.

     The Company's working capital ratio was 1.26:1 at December 31, 2000 as compared to 1.08:1 at December 31, 1999. Net working capital was $4,699,000 at December 31, 2000 as compared to $805,000 at December 31, 1999. The increase in working capital relates primarily to the Harris product line acquisition completed on June 30, 2000.

     Net cash decreased by $919,000 for the twelve months ended December 31, 2000 as compared to an increase of $818,000 for the twelve months ended December 31, 1999. Net cash flows used in operating activities were $87,000 for the twelve months ended December 31, 2000 as compared to cash flows provided by operating activities of $2,313,000 for the twelve months ended December 31, 1999.

     Accounts receivable increased by $5,318,000 as of December 31, 2000. The increase was due to strong sales from the Harris 20-20 acquisition and Electronic Manufacturing. Inventories increased by $1,099,000 as of December 31, 2000. This increase was primarily due to the acquisition of the Harris 20-20 switching product lines. Accounts payable increased by $4,574,000 as of December 31, 2000. The increase was due to the Telident and Harris product line acquisitions. Accrued expenses and other current liabilities decreased $91,000 as of December 31, 2000.

     Net cash flows provided by investing activities totaled $129,000 for the twelve months as compared to net cash used in investing activities of $339,000 for the twelve months ended December 31, 1999. Acquisition of property and equipment totaled $778,000 for the twelve months ended December 31, 2000 as compared to $653,000 for the twelve months ended December 31, 1999.

     Cash flows used in financing activities totaled $962,000 for the twelve months ended December 31, 2000 as compared to $1,156,000 for the twelve months ended December 31, 1999. The Company repaid debt of $1,462,976 during the twelve months ended December 31, 2000.

     On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Company repaid $750,000 of the Debentures on September 29, 2000 and $250,000 on October 31, 2000 and the remaining $750,000 was paid during the first quarter 2001.

     On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002 and accrues interest at 12%.

     The Company delivered a $6,884,355 Note with interest accruing at 10.5% to acquire the Harris 20-20® switching product line. The repayment schedule was $3,442,178 of principal due August 14, 2000 and $3,442,177 of principal and accrued interest due on September 29, 2000. The Note is secured by a first lien on the assets acquired and a lien on the Company's other assets subject to liens previously granted by the Company to its other lenders.

     The Note was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended October 30, 2000. Under this amendment, the principal and capitalized interest total was stated at $7,096,623 and the due date was changed to December 31, 2000. Interest accrues at 10.5% effective October 4, 2000 and was to be paid monthly starting November 1, 2000.

     In March, 2001, Harris and the Company agreed to further amend the Note owed by the Company to Harris which contemplates partial payment of the existing principal of the Note and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note. It is expected that the amended Note will be executed and the partial payment made to Harris simultaneously with the closing of an equity private placement by the Company at which closing Harris is expected to simultaneously convert a portion of the principal of the Note to convertible preferred stock of the Company and be issued warrants to acquire shares of the common stock of the Company. The Company expects the simultaneous closing of the equity private placement, Harris amended Note, and issuance of convertible preferred stock and warrants of the Company to Harris to occur during the second quarter of 2001. There can be no assurance that the closing will occur or that it will close on the terms contemplated. Pending closing of the contemplated transaction, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris at December 31, 2000 for additional inventory and services provided and that interest only payments at a rate of 10.5% will commence on May 1, 2001.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had no holdings of derivative financial or commodity instruments at December 31, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of the quarters does not agree with the earnings per share schedule due to rounding and shares issued during the year.

Quarterly Results of Operations (Unaudited)
2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$7,584,389	$6,413,107	$13,613,796	$15,593,011
Cost of goods sold	4,501,137	4,180,507	6,684,521	7,525,522
Net income (loss)	(788,435)	(2,054,945)	756,986	601,213
Net income (loss):
Basic	$(0.20)	$(0.48)	$0.15	$0.12
Diluted	$(0.20)	$(0.48)	$0.14	$0.12

1999	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$6,824,986	$7,853,946	$9,336,501	$8,629,101
Cost of goods sold	3,529,812	3,837,164	4,721,143	4,565,588
Net income	12,813	395,523	624,182	211,406
Net income (loss):
Basic	$(0.02)	$0.09	$0.14	$0.04
Diluted	$(0.02)	$0.08	$0.13	$0.04

Item 8. FINANCIAL STATEMENTS

Index to Financial Statements

Financial Statements:
PAGE
Report of Independent Certified Public Accountants	24
Consolidated Balance Sheets - December 31, 2000 and 1999	25
Consolidated Statements of Operations for Years Ended December 31, 2000, 1999 and 1998	26
Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31, 2000, 1999 and 1998	27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	28-29
Notes to consolidated Financial Statements	30-46
Item 14(a)2:
Schedule II - Valuation and Qualifying Accounts	58

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Teltronics, Inc.

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
February 16, 2001
except for the 11th paragraph of Note 3, as to which the date is April 16, 2001

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2000	1999
Current assets:
Cash and cash equivalents	$ 35,292	$ 954,764
Accounts receivable, net	10,594,463	4,754,896
Inventories, net	11,494,314	5,319,765
Prepaid expenses and other current assets	391,964	236,034
Total current assets	22,516,033	11,265,459
Property and equipment, net	5,841,728	3,872,018
Goodwill and other intangible assets, net	760,927	106,914
Other assets	412,779	550,450
Total assets	$29,531,467	$15,794,841
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of note payable	$ 857,059	$ 0
Current portion of long-term debt	5,042,465	5,266,159
Current portion of capital lease obligations	313,370	326,663
Accounts payable	7,853,835	3,151,492
Accrued expenses and other current liabilities	2,416,614	981,030
Deferred income	1,333,567	734,856
Total current liabilities	17,816,910	10,460,200
Long-term liabilities:
Note payable, net of current portion	6,239,564	0
Long-term debt, net of current portion	1,000,000	1,250,000
Capital lease obligations, net of current portion	71,862	259,662
Total long-term liabilities	7,311,426	1,509,662
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par, 40,000,000 shares authorized, 4,761,291 and 4,054,522 issued and outstanding at December 31, 2000 and 1999, respectively	4,763	4,056
Non-voting common stock, $.001 par, 5,000,000 shares authorized, zero shares issued and outstanding	0	0
Preferred series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Preferred series B convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	13	13
Additional paid-in-capital	18,838,798	16,624,672
Accumulated deficit	(14,440,543)	(12,803,862)
Total shareholders' equity	4,403,131	3,824,979
Total liabilities and shareholders' equity	$29,531,467	$15,794,841

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	1999	1998
Net sales	$43,204,303	$32,644,534	$26,794,674
Cost of goods sold	22,891,687	16,653,707	15,345,711
Gross profit	20,312,616	15,990,827	11,448,963
Operating expenses:
General and administrative	5,382,461	3,959,370	3,397,926
Sales and marketing	8,287,612	6,009,705	4,701,769
Research and development	5,584,733	3,693,160	3,057,061
	19,254,806	13,662,235	11,156,756
Income from operations	1,057,810	2,328,592	292,207
Other income (expense):
Interest	(1,295,604)	(855,246)	(904,682)
Financing	(328,252)	(331,578)	(443,778)
Loss on write-off of assets	(348,999)	0	0
Litigation costs	(368,530)	(77,220)	(58,346)
Gain on dispositions	0	111,614	1,248,250
Other	(155,268)	67,462	247,205
	(2,496,653)	(1,084,968)	88,649
Income (loss) before income taxes	(1,438,843)	1,243,624	380,856
Income taxes	(46,338)	0	0
Net Income (loss)	(1,485,181)	1,243,624	380,856
Dividends on preferred series B convertible stock	151,500	219,257	250,000
Net income (loss) attributable to common shareholders	$(1,636,681)	$1,024,367	$ 130,856
Net income (loss) per share
Basic	$ (0.36)	$ 0.27	$ 0.04
Diluted	$ (0.36)	$ 0.25	$ 0.04

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK SHARES AMOUNT		PREFERRED STOCK SHARES AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	UNPAID EMPLOYEE STOCK PAYMENT PLAN SHARES	TOTAL
Balance, December 31, 1997	3,866,013	$3,867	100,000	$100	$14,434,772	$(13,959,085)	(1,191,500)	$(711,846)
Cancellation of unpaid shares issued pursuant to Employee Stock Payment Plan	(450,500)	(450)	0	0	(1,191,050)	0	1,191,500	0
Additional shares issued for acquisition of net assets of Shared Resource Exchange, Inc.	62,626	63	0	0	130,074	0	0	130,137
Issuance of Preferred Series B Convertible Stock	0	0	25,000	25	2,499,975	0	0	2,500,000
Dividends paid on Preferred Series B Convertible Stock	0	0	0	0	0	(250,000)	0	(250,000)
Warrants issued	0	0	0	0	569,600	0	0	569,600
Net income	0	0	0	0	0	380,856	0	380,856
Balance, December 31, 1998	3,478,139	3,480	125,000	125	16,443,371	(13,828,229)	0	2,618,747
Shares issued for acquisition of net assets of Cascade Technology Corporation	126,383	126	0	0	181,739	0	0	181,865
Conversion of Preferred Series B Convertible Stock to Common Stock	450,000	450	(12,375)	(12)	(438)	0	0	0
Dividends paid on Preferred Series B Convertible Stock	0	0	0	0	0	(219,257)	0	(219,257)
Net income	0	0	0	0	0	1,243,624	0	1,243,624
Balance, December 31, 1999	4,054,522	$4,056	112,625	$113	$16,624,672	$(12,803,862)	0	$3,824,979
Options exercised	6,000	6	0	0	10,494	0	0	10,500
Shares issued for acquisition of Telident	662,500	663	0	0	2,072,963	0	0	2,073,626
Shares issued for 401(k) match	38,269	38	0	0	130,669	0	0	130,707
Dividends paid on Preferred Series B Convertible Stock	0	0	0	0	0	(151,500)	0	(151,500)
Net loss	0	0	0	0	0	(1,485,181)	0	(1,485,181)
Balance, December 31, 2000	4,761,291	$4,763	112,625	$113	$18,838,798	$(14,440,543)	0	$4,403,131

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2000	1999	1998
OPERATING ACTIVITIES:
Net income (loss)	$ (1,485,181)	$ 1,243,624	$ 380,856
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for doubtful accounts	89,199	129,876	84,957
Provision for obsolete inventories	462,246	485,238	456,868
Depreciation and amortization	1,924,974	1,348,258	1,015,963
Amortization of intangibles	66,496	9,364	0
Amortization of deferred financing costs	98,835	134,231	238,534
Loss on write-off of asset	348,999	0	0
Changes in operating assets and liabilities net of acquisitions and dispositions:
Accounts receivable	(5,317,768)	(128,809)	(1,138,200)
Inventories	(1,098,925)	(1,841,632)	(148,043)
Prepaid expenses and other current assets	(228,597)	71,379	(113,525)
Accounts payable	4,573,551	238,331	397,904
Accrued expenses and other current liabilities	(90,939)	159,458	(20,796)
Deferred income	570,565	575,099	0
Net cash provided by (used in) operating activities	(86,545)	2,312,803	(94,120)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(778,010)	(652,995)	(950,261)
Proceeds from sale of assets	500	0	1,000
Decrease (increase) in other assets	143,953	260,152	(105,552)
Proceeds from dispositions	0	111,614	150,000
Acquisition of Cascade Technologies Corporation	0	(57,500)	0
Cash received in acquisition of Telident, Inc.	762,321	0	0
Net cash provided by (used in) investing activities	128,764	(338,729)	(904,813)
FINANCING ACTIVITIES:
Net (repayment) proceeds from line of credit	642,285	(411,524)	1,160,623
Principal repayments of loans, notes and leases	(1,462,976)	(529,520)	(1,591,918)
Dividends on Preferred Series B Convertible Stock	(151,500)	(219,257)	(250,000)
Proceeds from issuance of common stock	10,500	0	0
Loan proceeds	0	4,524	1,381,157
Net cash provided by (used in) financing activities	(961,691)	(1,155,777)	699,862
Net increase (decrease) in cash and cash equivalents	(919,472)	818,297	(299,071)
Cash and cash equivalents - beginning of year	954,764	136,467	435,538
Cash and cash equivalents - end of year	$ 35,292	$ 954,764	$ 136,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,
	2000	1999	1998
SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note in purchase of assets of Harris Communications Products Division	$6,884,355	$ 0	$ 0
Issuance of common stock for purchase of assets of Telident, Inc.	$2,073,626	$ 0	$ 0
Employer Stock Match 401(k)	$ 130,707	$ 0	$ 0
Accrued interest converted into note payable	$ 212,268	$ 0	$ 0
Lease of equipment	$ 142,914	$ 73,560	$ 862,212
Issuance of common stock for purchase of assets of Cascade Technology Corporation	$ 0	$181,865	$ 0
Issuance of non-interest bearing note in purchase of Cascade Technology Corporation	$ 0	$ 47,913	$ 0
Issuance of Preferred Series B Convertible Stock in exchange for long term debt	$ 0	$ 0	$2,500,000
Cancellation of unpaid shares issued pursuant to Employee Stock Payment Plan	$ 0	$ 0	$1,191,500
Issuance of warrants	$ 0	$ 0	$ 569,600
Issuance of note receivable	$ 0	$ 0	$ 241,121
Issuance of common stock for purchase of net assets of Shared Resource Exchange, Inc.	$ 0	$ 0	$ 130,137
SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,318,832	$ 853,973	$ 945,254

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

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

For the years ended December 31, 2000, 1999 and 1998, losses applicable to the 15% minority interest of ISI exceeded the minority interest in the equity capital and the losses accordingly, are included in the determination of net income. However, to the extent of future earnings, if any, the Company shall be credited to the extent of such losses that were previously absorbed.

On February 19, 1999, the Company acquired certain assets and the technology of Cascade Technology Corporation ("Cascade"). The Company acquired all of Cascade's rights to and in certain technology for a DiscoveryMATE® panel link display, open sales orders and certain other assets. The display is sold to Ford Visteon, Chrysler, General Motors, Kelsey Hayes and other companies.

On May 18, 2000, the Company acquired substantially all of the assets and technology of Telident, Inc., including Telident's rights to and in certain technology for enhanced 911 technology hardware and software systems that communicate with public safety 911 contact points. The Company sells these products to a wide variety of businesses, and health and educational institutions.

On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights relating to the 20-20® switching system and associated products of Harris Corporation. The 20-20® product is a digital switch capable of supporting up to 9,600 ports/desktops that the Company sells to large businesses, and health and educational institutions.

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

Concentration of Credit Risk - The Company's largest customer was 20%, 26% and 13% of sales in 2000, 1999 and 1998, respectively. In 2000, only the Company's largest customer accounted for more than 10% of the Company's sales. In 1999, one additional customer was 16% of sales. In 1998 three additional customers were 12%, 11% and 10% of sales. The Company's principal customers include

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regional Bell Operating Companies, independent telephone companies, alternative service providers and telecommunication companies located throughout the United States.

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

Goodwill and Other Intangible Assets - Goodwill, the excess of the purchase price of acquired businesses over the fair value of their respective net assets, and other intangible assets are amortized on the straight-line basis. The Company periodically reviews the value of its goodwill and other intangible assets if there are indicators of impairment. The Company assesses the potential impairment of recorded goodwill and other intangible assets by comparing the undiscounted value of expected future operating cash flows to their carrying costs. An impairment charge, if necessary, would be recorded based on the estimated fair value.

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

Net Income (loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of common shares, adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential dilutive options and warrants totaled 398,591.

Revenue Recognition - Revenues from product sales are recognized when the product is shipped. The Company recognizes revenue from software product sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). Revenue is recognized from licenses of the Company's software products when the contract has been executed, the product(s) have been shipped, collectibility is probable and the software license fees are fixed or determinable. In the event that the contract provides for multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, consulting services, etc.), the total fee is allocated to these elements based on "vendor-specific objective evidence" of fair value. If any portion of the software license fees is subject to forfeiture, refund, or other contractual contingencies, the Company postpones revenue recognition until the contingency has been removed. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is recorded as deferred revenue.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The acquisition has been accounted for using the purchase method of accounting and operations of the acquired business are included in the Company's results of operations from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Cash	$ 762,321
Accounts receivable, net	610,998
Inventory, net	260,757
Prepaid expenses and other current assets	26,168
Property and equipment, net	240,234
Other assets	6,282
Goodwill and identifiable intangible assets	514,299
Accounts payable	(76,792)
Accrued expenses and other current liabilities	(239,505)
Deferred Income	(28,146)
Long-Term debt	(2,990)
Net assets acquired	$2,073,626

Harris Corporation 20-20 Switching Product Line

On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights related to the 20-20® switching technology and associated products of Harris Corporation Communications Products Division located in Melbourne, Florida ("Harris"), under an Asset Sale Agreement dated June 30, 2000 ("Agreement").

Under the Agreement, the Company acquired the assets and assumed on-going support obligations for certain of Harris' Communications Products Division customers in consideration for $6,884,355 paid for with a promissory note with interest at 10.5% per annum ("Note"). The Note provided for interest at 12.5% per annum effective August 14, 2000. The Note is secured by a first lien on the Assets and a lien on the Company's other assets.

The Note was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended October 30, 2000. Under this amendment, the principal and capitalized interest total was stated at $7,096,623, the due date was extended to December 31, 2000 and interest was changed to 10.5% effective October 4, 2000 and was to be paid monthly starting November 1, 2000.

In March, 2001, Harris and the Company verbally agreed to further amend the Note owed by the Company to Harris which contemplates partial payment of the existing principal of the Note and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commencing seven months after execution of the amended Note. Management expects the amendment will be executed and the partial payment made to Harris simultaneously with the closing an equity private placement by the Company during the second quarter of 2001. There can be no assurance that the closing will occur or that it will close on the terms contemplated. Pending closing of the contemplated transaction, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris at December 31, 2000 for additional inventory and services provided and that interest only payments at a rate of 10.5% will commence on May 1, 2001.

The acquisition has been accounted for using the purchase method of accounting and results of operations of the acquired business are included in the Company's results of operations from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory, net	$ 5,277,113
Property and equipment, net	3,083,025
Customer lists and patents	206,210
Note payable	(6,884,355)
Accrued expenses and other current liabilities	(1,629,993)
Accounts payable	(52,000)
Net assets acquired	$ 0

Purchase price allocation is open for inventory and fixed asset valuation.

The unaudited pro forma results presented below include the effects of the acquisitions as if they had been consummated at the beginning of the year prior to acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisitions of Telident and Harris.

	Year Ended December 31,
	2000	1999

Net sales	$67,106,506	$109,393,823
Net loss	$(44,909,028)	$(23,328,556)
Net loss available to common shareholders	$(45,060,528)	$(23,547,813)
Net loss per share -
Basic	$(9.53)	$(6.13)
Diluted	$(9.53)	$(6.13)

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

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill and identifiable intangible assets are as follows:

	December 31,
	2000	1999	Life
Customer List	$ 237,215	$ 35,000	5 years
Patent	273,922	35,000	14 years, 7 months
Goodwill	316,286	46,278	15 years
Total goodwill and other intangible assets	827,423	116,278
Less accumulated amortization	(66,496)	(9,364)
Goodwill and other intangible assets, net	$ 760,927	$ 106,914

NOTE 6 - NET INCOME (LOSS) PER SHARE

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per share:

	2000	1999	1998
Basic
Net income (loss)	$ (1,485,181)	$ 1,243,624	$ 380,856
Preferred dividends	(151,500)	(219,257)	(250,000)
Income (loss) attributable to common shareholders	(1,636,681)	$ 1,024,367	$ 130,856
Weighted average shares outstanding	4,484,495	3,844,470	3,417,744
Net income (loss) per share	$ (0.36)	$ 0.27	$ 0.04
Diluted
Net income (loss)	$ (1,485,181)	$ 1,243,624	$ 380,856
Preferred dividends	(151,500)	(219,257)	(250,000)
Income (loss) attributable to common shareholders	$ (1,636,681)	$ 1,024,367	$ 130,856
Weighted average shares outstanding	4,484,495	3,844,470	3,417,744
Net effect of dilutive stock options using the treasury stock method	0	145,049	72,719
Net effect of dilutive warrants using the treasury stock method	0	123,573	31,891
Dilutive potential common shares	4,484,495	4,113,092	3,522,354
Net income (loss) per share	$ (0.36)	$ 0.25	$ 0.04

NOTE 7 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Accounts receivable	$ 10,872,963	$ 4,964,896
Less provision for doubtful accounts	(278,500)	(210,000)
	$ 10,594,463	$ 4,754,896

The provision for doubtful accounts was $89,199, $129,876 and $84,957 for the years ended December 31, 2000, 1999 and 1998, respectively.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - INVENTORIES

The major classes of inventories at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Raw materials	$ 8,794,585	$ 2,604,478
Work-in-process	1,276,872	1,931,809
Finished goods	1,422,857	783,478
	$11,494,314	$ 5,319,765

Provision for obsolete inventories were $462,246, $485,238 and $456,868 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 9 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Machinery and equipment	$ 4,804,949	$ 2,917,324
Furniture, fixtures and computers	2,619,671	3,168,627
Equipment under capital lease	2,765,667	2,622,753
Software	2,203,551	379,029
Leasehold improvements	334,970	307,191
	12,728,808	9,394,924
Accumulated depreciation and amortization	(6,887,080)	(5,522,906)
	$ 5,841,728	$ 3,872,018

Depreciation and amortization expense was $1,924,974, $1,348,258 and $1,015,963 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
Payroll	$1,125,730	$ 702,386
Other	1,290,884	278,644
	$2,416,614	$ 981,030

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - DEBT

Debt at December 31, 2000 and 1999 consists of the following:

	December 31,
	2000	1999

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") entered into an Amendment to the Company's existing Line of Credit Facility and Term Loan. Under the Amendment, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000 and a prepayment penalty is assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. The Company incurred renewal loan fees of $55,000 during 1999. A director of the Company has personally guaranteed a portion of the facility. At December 31, 2000 and 1999, the Company had $1,271,570 and $1,913,855 available respectively, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	$4,228,430	$3,586,145
Subordinated Secured Debentures - payable initially in quarterly interest payments only at 12%. An aggregate $1,000,000 of principal was paid during 2000 and the remaining $750,000 was paid during the first quarter of 2001. Collateralized by a first lien on property and equipment and a second lien on all other assets.	750,000	1,750,000
Senior Secured Loan - payable in quarterly interest payments at 12% and initially due April 30, 2000. In May, 2000, the Company amended and restated the loan to revise the maturity date to February 13, 2002. Collateralized by a first lien on property and equipment and a second lien on all other assets.	1,000,000	1,000,000
Senior Secured Loan	0	120,886
Notes payable - officer, payable upon demand with interest accruing at 8% per annum.	64,035	59,128
Total	6,042,465	6,516,159
Less current portion	5,042,465	5,266,159
Long-term portion	$1,000,000	$1,250,000

On February 25, 1998, the Company issued $1,750,000 of Subordinated Secured Debentures (the "Debentures"). The Debentures were initially due February 13, 2002. The Debentures do not have a prepayment penalty and are collateralized by a first lien on fixed assets and a second lien on all other assets. The Holder of the Debentures received 525,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year period beginning on the date of issuance. The Debentures contain certain financial covenants, including restrictions which could affect future funding of ISI by the Company.

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement. The Company repaid $750,000 of the Debentures on September 29, 2000 and $250,000 on October 31, 2000 and the remaining $750,000 was paid during the first quarter 2001.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate is 12%. The Holder of the Loans received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loans contain certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

Future maturities as of December 31, 2000 are as follows:

	Total	Bank Line of Credit	Other Debt

2001	$ 5,042,465	$ 4,228,430	$ 814,035
2002	1,000,000	0	1,000,000
	$ 6,042,465	$ 4,228,430	$ 1,814,035

The covenants in the Loan and Security Agreement and the Senior Secured Loans restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates. The Company is in compliance with the terms of the above covenants.

NOTE 12 - CAPITAL LEASE OBLIGATIONS

Leased assets include machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as property and equipment under capital lease obligations. Interest on these obligations ranges from approximately 8% to 12%.

Leased property under capital leases at December 31, 2000 and 1999 consists of the following:

	December 31,
	2000	1999
Machinery and equipment cost	$2,765,667	$2,622,753
Less: accumulated depreciation	(1,740,967)	(1,464,342)
Net book value	$1,024,700	$1,158,411

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2000 are as follows:

Fiscal Year
2001	$337,833
2002	75,632
Total minimum lease payments	413,465
Less: amount representing interest	(28,233)
Present value of minimum lease payments	385,232
Less: current portion	(313,370)
Long-term capital lease obligations	$71,862

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The carrying amount of long-term debt approximates fair value because these instruments bear interest at floating rates which reflect current market conditions.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. Prior to 2000, the 401(k) plan did not require the Company to match participant contributions and no contributions were made duirng 1999 and 1998. Beginning in 2000, the 401(k) plan requires the Company to make matching contributions by issuance of shares of the common stock of the Company. During 2000, the Company issued an aggregate of 38,269 shares with a fair value of $130,707 in connection with the plan.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended and the 500,000 shares of common stock funding the Plan have been registered on Form S-8. No shares of Common Stock had been purchased by employees at December 31, 2000.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The terms of the lease provide the Company with an option at any time during the lease term to purchase the property at the greater of its fair market value or $4,320,000. The Company has the option to renew the lease for up to two additional five-year periods. The Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The lease provides for an adjustment in the annual rent based on changes in the Consumer Price Index, limited to a minimum of the prior year's rent and a maximum of 6%. The Company also leases offices in several locations under leases expiring at various dates.

The Company also leases various equipment under operating leases expiring in one to two years.

Future minimum lease payments for all noncancellable operating leases at December 31, 2000 are as follows:

2001	$2,086,287
2002	1,886,340
2003	1,798,113
2004	1,492,651
2005	1,194,05
Thereafter	11,718
$8,469,814

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rental expense for operating leases totaled approximately $1,250,000, $763,000 and $744,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(C)     Legal Proceedings - From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened that, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

In August, 1999, a former employee commenced an action against Teltronics in the Circuit Court, Twelfth Judicial Circuit, Sarasota County, Florida seeking damages for alleged violations of the Florida Worker's Compensation Law and the Family and Medical Leave Act. An answer with affirmative defenses was served and the action is being defended.

In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint sought damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. During the trial in May, 2000, certain claims of Teltronics and ISI against the defendants and the counterclaims made by the defendants against Teltronics and ISI were withdrawn. After trial of the remaining claims of Teltronics and ISI against the defendants, the jury rendered a verdict that awarded Teltronics and ISI approximately $16 million from the defendants. In August, 2000, the Court ordered a new trial of the damages owed to Teltronics and ISI.

In November, 2000, Teltronics, ISI and the defendants entered into a Settlement Agreement under which the defendants agreed to pay Teltronics $700,000 in cash and deliver restricted shares of the voting common stock of Intelliworxx in escrow ("Intelliworxx Shares") which could result in Teltronics receiving an additional $4,550,000 over two years upon resale of the Intelliworxx Shares based upon the price of Intelliworxx Shares at the time of resale. The Settlement payments are conditioned upon closing of a private equity placement by Intelliworxx which has not occurred. If the private placement is not consummated, it could result in a new trial in May, 2001 of the damages owed to Teltronics and ISI by the defendants. There can be no assurance that the Intelliworxx private placement will occur or if it occurs that Teltronics will be successful in collecting the Settlement payments agreed to be paid by the defendants.

In May, 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics.

NOTE 16 - SHAREHOLDERS' EQUITY

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(C)     Incentive Stock Option Plan - The Company adopted an Incentive Stock Option Plan ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan will terminate August 8, 2005 unless terminated earlier by the Board of Directors or extended by the Board with approval of the stockholders. The Plan authorizes the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries, and is limited to 2,500,000 shares of the Company's common stock. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2000:

		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life	Shares	Weighted Average Exercise Price
$1.63 - $3.03	735,000	$2.05	8.1	253,600	$1.81
$3.50	66,000	3.50	5.9	66,000	3.50
$5.50	550,000	5.50	5.6	550,000	5.50
	1,351,000		7.0	869,600

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The per share weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $2.29, $1.21 and $1.99, respectively. All options were granted at not less than the fair market value at date of grant. All options are exercisable over periods ranging from five to ten years from the date of grant unless employment is terminated. Options totaling 1,139,000 shares were available for grant at December 31, 2000. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2000	1999	1998
Risk-free interest rates	6.4%	6.5%	6.4%
Weighted average expected life of the options	5.0 years	5.0 years	5.0 years
Volatility factor of the expected market price of the Company's Common Stock	87%	83%	85%
Dividend yield	None	None	None
Net income (loss) as reported	$(1,485,181)	$1,243,624	$380,856
Pro forma net income (loss)	$(1,546,648)	$1,226,273	$275,038
Pro forma net income (loss) per share:
Basic	$(0.38)	$0.26	$0.01
Diluted	$(0.38)	$0.24	$0.01

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1997	871,000	$4.27
Granted	50,000	2.84
Exercised	0.00
Forfeited	(20,000)	1.66
Expired	0.00
Outstanding, December 31, 1998	901,000	$4.24
Granted	167,000	1.72
Exercised	0.00
Forfeited	(56,000)	2.59
Expired	0.00
Outstanding, December 31, 1999	1,012,000	$3.93
Granted	368,000	2.24
Exercised	(6,000)	1.75
Forfeited	(23,000)	1.88
Expired	0.00
Outstanding, December 31, 2000	1,351,000	$3.52
Exercisable, December 31, 2000	869,600	$4.27

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma information is based on options granted which varies from year-to-year and is not necessarily indicative of pro forma information for future periods.

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties:

(A)     Prepaid Lease Guarantee - A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2000 and 1999 was $291,708 and $262,908, respectively.

(B)     Office Sublease - A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $37,200, $39,200 and $51,721 in 2000, 1999 and 1998, respectively.

NOTE 18 - INCOME TAXES

The components of the income tax provision are as follows:

	Years ended December 31,
	2000	1999	1998
Current:
Federal	$ 28,390	$ 0	$ 0
State	$ 17,948	0	0
	46,338	0	0
Deferred:
Federal	0	0	0
State	0	0	0
	0	0	0
	$ 46,338	$ 0	$ 0

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2000, 1999 and 1998 to income before income taxes:

	Years ended December 31,
	2000	1999	1998
Federal tax at the statutory rate	$(489,207)	$422,832	$129,491
State income taxes net of federal tax benefit	(47,872)	48,493	24,558
Change in valuation allowance for deferred tax asset	512,016	(415,769)	(229,842)
Other items	71,401	(55,556)	75,793
	$ 46,338	$ 0	$ 0

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2000	1999	1998
Deferred tax assets:
Net operating loss carryforward	$2,646,804	$2,892,758	$3,255,488
Accrued vacation	88,444	142,948	118,420
Inventory	738,052	423,247	499,668
Alternative minimum tax credit	33,688	0	0
Other	8,082	1,335	0
Bad debt reserve	95,392	83,267	41,393
Accrued expenses	119,424	71,497	29,163
	3,829,886	3,615,052	3,944,132
Valuation allowance	(3,779,510)	(3,267,495)	(3,683,264)
Deferred tax liabilities:
Fixed assets	50,376	(335,350)	(232,991)
Software costs	0	(12,207)	(27,877)
Net deferred tax asset	$ 0	$ 0	$ 0

During the years ended December 31, 2000 and 1999, the Company recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes will be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 2000, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $6,900,000 and a Florida state net operating loss carryforward of approximately $8,000,000, which will expire in the years 2009 through 2020. Such net operating losses are available to offset future taxable income.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about reportable segment operations and assets.

	Year ending December 31,
	2000	1999	1998
Net Sales
Teltronics:
Telecommunications	$42,248,000	$32,683,000	$25,012,000
AT Supply distribution (1)	0	0	1,278,000
ISI	956,000	35,000	739,000
Elimination of Intersegment sales	0	(73,000)	(234,000)
Total sales	$43,204,000	$32,645,000	$26,795,000
Depreciation and Amortization
Teltronics:
Telecommunications	$1,410,000	$825,000	$739,000
AT Supply distribution (1)	0	0	1,000
ISI	515,000	523,000	276,000
Total depreciation and amortization	$1,925,000	$1,348,000	$1,016,000
Interest and Financing Costs
Teltronics:
Telecommunications	$1,299,000	$688,000	$817,000
AT Supply distribution (1)	0	0	32,000
ISI	325,000	499,000	499,000
Total interest and financing costs	$1,624,000	$1,187,000	$1,348,000
Segment Profits
Teltronics:
Telecommunications	$555,000	$4,340,000	$997,000
AT Supply distribution (1)	0	0	6,000
ISI	(2,040,000)	(3,208,000)	(1,870,000)
Total	(1,485,000)	1,132,000	(867,000)
Gain on dispositions	0	112,000	1,248,000
Net Income (loss) after taxes	$(1,485,000)	$1,244,000	$381,000
Segment Assets
Teltronics:
Telecommunications	$29,337,000	$14,874,000	$13,086,000
AT Supply distribution (1)	0	0	0
ISI	194,000	921,000	1,345,000
Total segment assets	$29,531,000	$15,795,000	$14,431,000
Acquisition of Property and Equipment
Teltronics:
Telecommunications	$752,000	$498,000	$409,000
AT Supply distribution (1)	0	0	0
ISI	26,000	155,000	541,000
Total acquisition of property and equipment	$778,000	$653,000	$ 950,000
(1)	AT Supply was sold on March 6, 1998. See Note 4 of the consolidated financial statements.

Information on major customers is discussed in the Summary of Significant Accounting Policies. Sales to foreign countries were insignificant. All assets are located in the United States.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

Name (1)	Age	Position
Ewen R. Cameron	48	Director, President, Chief Executive Officer and Assistant Secretary
William L. Hutchison	55	Executive Vice President, Chief Operating Officer and Assistant Secretary
Peter G. Tuckerman	54	Vice President Product Management
Robert B. Ramey	43	Vice President Electronic Manufacturing
Jeffrey L. Box	48	Vice President Development, Chief Technical Officer
Alan R. Place	51	Vice President Sales
Norman R. Dobiesz	53	Director and Senior Vice President Business Development
Carl S. Levine	54	Director
Gregory G. Barr	41	Director

________________

     (1)     Mark E. Scott served as Vice President Finance, Secretary and Treasurer of the Company until February 9, 2001.

     The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

     Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 29 years in the computer and telecommunications industry.

     William L. Hutchison, Executive Vice President of the Company has been involved in the telecommunications industry for 30 years having held various outside plant and engineering positions with the Bell System and United Telephone Company. He was a Product Manager for Pulsecom Division of Harvey Hubbell, Inc., from 1970 to 1974 before leaving to form his own company, ComDev, Inc., where he worked from 1974 through 1985, which in 1990 was acquired by the Company. He served as President and CEO and was a founder of Voice Computer Technology from April 1984 through July 1990. He also served as Vice President of Marketing for Shared Resource Exchange from July 1989 through July 1992, Vice President of Marketing for Melita International July 1992 through December 1994, and Vice President for Computer Communications Systems from December 1994 through October 1996, both leaders in emerging computer-telephony integrated technology industries. Mr. Hutchison received an undergraduate degree from Texas Tech and holds an MBA from Emory University.

     Peter G. Tuckerman, Vice President Product Management, joined the Company in September of 1977. Since that time he has served in various R & D, Marketing and Product Management roles. Prior to joining the Company he was a principal in MicroWare, Inc., a developer of custom microcomputer software for telecommunications applications.

     Robert B. Ramey joined the Company as Vice President, Manufacturing Operations in January 1995. Prior to joining the Company Mr. Ramey served twelve years with Loral Data Systems, a Defense and Commercial electronic equipment manufacturer. Mr. Ramey has held diverse management positions including, Manufacturing Engineering, Industrial Engineering, Program Management, Telecommunications Production, Surface Mount Assembly and Total Quality Management. Mr. Ramey has been in the electronics industry over 16 years.

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

     Alan R. Place, Vice President of Sales, joined the Company in April of 1999. Prior to this, Mr. Place was with Norstan Communications, Inc. for 12 years. Mr. Place served in various sales management and executive management positions including Area Vice President/General Manager from 1994 through 1997 and as Vice President/Central US geography until joining the company. Mr. Place was with the Dictaphone division of Pitney Bowes Corporation from 1982 to 1988 and served in various sales and management positions, including Branch Manager and District Manager. Mr. Place has spent the last 21 years in the computer and telecommunications industries. Mr. Place holds an A.S. degree from Corning College, Corning, NY and a B.A. degree from the Ohio State University.

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

     Gregory G. Barr is currently Area President of Gulf Coast National Bank, Fort Myers, Florida. Prior to that, Mr. Barr was employed as Senior Vice President, Senior Lender for SouthTrust Bank. From 1987 to 1997 Mr. Barr was employed by Barnett Bank, Inc. as Senior Vice President and Commercial Banking Manager for Manatee County. Mr. Barr has experience in Commercial Banking, Finance, Accounting and Capital Markets transactions. He is a graduate of Salem State College, Salem, Massachusetts holding a Bachelor of Science in accounting. Mr. Barr has served as a Director of the Company since June 4, 1999.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2000 (collectively, the "Named Officers").

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compen- sation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compen- sation
Ewen R. Cameron President & CEO	2000 1999 1998	$352,574 377,704 287,532	(2) (2)	--- --- ---	--- --- ---	--- --- --	--- --- ---	--- --- ---	--- --- ---
Norman R. Dobiesz Senior Vice President Business Development	2000 1999 1998	$352,574 377,704 287,209	(2) (2)	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
William L. Hutchison Executive Vice President & COO	2000 1999 1998	$215,000 208,740 183,986	(3)	$15,000 15,000 ---	--- --- --	--- --- ---	15,000 10,000 ---	--- --- ---	--- --- $7,828
Jeffrey L. Box Vice President Development & CTO	2000 1999 1998	$136,322 129,654 126,545		--- $15,000 ---	--- --- ---	--- --- ---	5,000 5,000 ---	--- --- ---	--- --- ---
Alan R. Place Vice President Sales	2000 1999	$191,892 142,836	(4)	--- ---	--- ---	--- ---	--- 20,000	--- ---	--- $36,723
Mark E. Scott Vice President Finance Secretary & Treasurer	2000 1999 1998	$134,945 112,967 103,524	(5) (5) (5)	--- $15,000 7,000	--- --- ---	--- --- ---	10,000 --- ---	--- --- ---	--- --- $14,879

(1)	Certain personal benefits that aggregate less than ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained are not included.
(2)	Salary for 1999 for Messrs. Cameron and Dobiesz includes $50,000 total accrued, but not paid during both 1998 and 1997.
(3)	All other compensation consists of relocation expenses.
(4)	Alan R. Place was hired April 12, 1999. All other compensation consists of relocation expenses.
(5)

Mark E. Scott served as the Company's Vice President, Finance, Secretary and Treasurer until February 9, 2001. Mr. Scott's options to purchase Common Stock of the Company were cancelled on February 9, 2001.

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

Employee Stock Purchase Plan

     On October 23, 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan ("ESPP") under which employees of the Company and its subsidiaries are provided the opportunity to acquire common stock of the Company under the Internal Revenue Code of 1986, as amended, at 85% of fair market value. An aggregate of 500,000 common shares are available under the ESPP. The ESPP became effective on June 19, 2000 upon adoption by the Company's Board of Directors. As of the date of this Annual Report on Form 10-K, no employees have purchased common shares under the Plan.

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

     An aggregate of 2,490,000 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant. The Company has registered all of shares issuable under this Plan on Form S-8.

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

     During 2000, the Company issued options to purchase 318,000 shares to non-executive employees and 50,000 shares to executive employees. During 2000, the Company canceled options previously granted to non-executive employees to purchase 23,000 shares of common stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#) (1)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date
William L. Hutchison	15,000	4.1%	$1.00	2010
Mark E. Scott (2)	10,000	2.7%	$1.00	2010
Jeffrey L. Box	5,000	1.4%	$1.00	2010

________________________________
(1)	Represents options only. No SARs have been granted.
(2)	Mark E. Scott served until February 9, 2001. Effective that date Mr. Scott's options were cancelled.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
			Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Ewen R. Cameron	0 0	0 0	30,000/0 400,000/100,000	$0/$0 (1) $0/$0 (1)
Norman R. Dobiesz	0	0	30,000/0	$0/$0 (2)
William L. Hutchison	0 0 0 0	0 0 0 0	24,000/6,000 12,000/8,000 2,000/8,000 0/15,000	$0/$0 (3) $0/$0 (3) $0/$0 (3) $0/$945
Jeffrey L. Box	0 0 0	0 0 0	16,000/4,000 1,000/4,000 0/5,000	$0/$0 (4) $0/$0 (4) $0/$315
Alan R. Place	0	0	4,000/16,000	$0/$0 (5)
Mark E. Scott	0 0	0 0	18,000/12,000 0/10,000	$0/$0 (6) $0/$630

(1)

None of the options granted to Mr. Cameron in 1995 and 1996 to purchase an aggregate of 530,000 shares were in-the-money at December 31, 2000 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(2)

None of the options granted to Mr. Dobiesz in 1995 to purchase an aggregate of 30,000 shares were in-the-money at December 31, 2000 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(3)

None of these options granted to Mr. Hutchison in 1996, 1997 and 1999 to purchase an aggregate of 60,000 shares were in-the-money at December 31, 2000 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(4)

None of these options granted to Mr. Box in 1996 and 1997 to purchase an aggregate of 25,000 shares were in-the-money at December 31, 2000 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(5)

None of these options granted to Mr. Place in 1999 to purchase an aggregate of 20,000 shares were in-the-money at December 31, 2000 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(6)

None of these options granted to Mr. Scott in 1997 to purchase an aggregate of 30,000 shares were in-the-money at December 31, 2000 because they are exercisable at prices greater than the fair market value of the Company's Common Stock at such date. Mr. Scott's options were cancelled February 9, 2001.

Director Compensation

     On August 12, 1996, the Company adopted a policy to compensate members of its Board of Directors in the amount of $2,500 for each meeting and reimburse expenses for attending meetings of the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 16, 2001. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.
Name of Beneficial Owner and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Directors and Officers
Norman R. Dobiesz (2)(3)(4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock Preferred Series A Stock	1,277,197 100,000	26.9% 100%	(10)
Carl S. Levine (2) 1800 Northern Blvd. Roslyn, New York 11576	Common Stock	6,690	---	(5)(6)(10)
Ewen R. Cameron (2)(4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	13,360	---	(5)(7)(10)
William L. Hutchison (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	14,000	---	(8)
Gregory G. Barr (2) P. O. Box 60299 Ft. Myers, Florida 33906-6299	Common Stock	2,000	---	(5)(11)
Mark E. Scott (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	0	---	(9)
Alan R. Place (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	5,000	---	(12)
Jeffrey L. Box (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	11,329	---	(13)
All Directors and Officers as a Group (11 persons)	Common Stock	1,331,496	27.6%
Greater than 5% Ownership (14)
Finova Mezzanine Capital Corp. (15) 500 Church Street, Suite 200 Nashville, Tennessee 37219	Preferred Series B Convertible Stock Common Stock	12,625 293,400	100% 6.6%
Famco III Limited Liability Company 701 Xenia Avenue South, Suite 200 Golden Valley, Minnesota 55416	Common Stock	269,953	5.6%

(1)

Does not include (i) an aggregate of 2,490,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted or which could be granted under the Company's 1995 Incentive Stock Option Plan; (ii) possible issuance of up to 1,349,091 shares of Common Stock subject to adjustment, which may be issued upon: (a) conversion of the Preferred Series B Stock, and (b) the exercise of 890,000 Warrants issued to Finova Mezzanine Capital exercisable at a price of $2.75 per share, subject to adjustment; and (iii) an aggregate of 500,000 shares of Common Stock which may be issued under the Company's 2000 Employee Stock Purchase Plan. See BUSINESS - GENERAL.

(2)	Director of the Company.
(3)

Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,140,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., and 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc. Excludes: (i) 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock, and (ii) 30,000 shares issuable under incentive stock options exercised by Mr. Dobiesz in May 2000.

(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Beneficially owns less than 1% of the Company's outstanding Common Stock.
(6)

Includes: (i) 2,000 shares held by Mr. Levine's wife; and (ii) 950 shares held by Mr. Levine's wife, as custodian for Mr. Levine's children, respecting which shares Mr. Levine disclaims beneficial ownership. Does not include up to 100,000 shares which may be issued upon exercise of incentive stock options by Mr. Levine.

(7)	Does not include up to 1,030,000 shares which may be issued upon exercise of incentive stock options by Mr. Cameron.
(8)

Does not include up to 75,000 shares which may be issued upon exercise of incentive stock options by Mr. Hutchison. Includes 4,000 shares held by Mr. Hutchison's wife in her IRA respecting which shares Mr. Hutchison disclaims beneficial ownership.

(9)	Does not include up to 40,000 shares formerly issuable under incentive stock options cancelled February 9, 2001.
(10)	Does not include 5% minority ownership in ISI.
(11)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Does not include up to 10,000 shares which may be issued upon exercise of incentive stock options by Mr. Barr.
(12)	Does not include up to 20,000 shares which may be issued upon exercise of incentive stock options by Mr. Place.
(13)	Does not include up to 30,000 shares which may be issued upon exercise of incentive stock options by Mr. Box.
(14)	The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.
(15)

Does not include possible issuance of up to 1,349,091 shares of Common Stock issuable upon Finova's (i) conversion of the Preferred Series B Stock, and (ii) the exercise of 890,000 Warrants exercisable at a price of $2.75 per share, subject to adjustment.

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

     The Company has an outstanding note payable to an officer, which is payable on demand with interest accruing at 8% per annum. The balance at December 31, 2000 and 1999 was $64,035 and $59,128, respectively.

     A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2000 and 1999 was $291,708 and $262,908, respectively.

     A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $37,200, $39,200 and $51,721 in 2000, 1999 and 1998.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The following documents are filed as a part of this report:
(1) Financial Statements:
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 23.
(2) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts is on page 56.
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.
(b)	Reports on Form 8-K:
No Reports on Form 8-K were filed during the fourth quarter of fiscal year ended December 31, 2000.

(c)	Exhibits:
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
3.3	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 3.3 to Teltronics' Form 8-K filed October 4, 1996.
3.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.4 to Teltronics' Form 8-K filed March 9, 1998.
3.5	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.5 to Teltronics' Form 8-K filed March 9, 1998.
10.1	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.164 to Teltronics' Form 8-K filed March 9, 1998.
10.2	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.169 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.166 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.167 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.168 to Teltronics' Form 8-K filed March 9, 1998.

10.6	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.165 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.170 to Teltronics' Form 8-K filed March 19, 1998.
10.8	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.9	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.
10.10	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.11	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.12	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.
10.13	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.14	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.15	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.16	Amendment to Agreement of Sale dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.17	Asset Sale Agreement dated June 30, 2000 by and between Teltronics, Inc. and Harris Corporation. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed July 12, 2000.
10.18	Amended Agreement dated October 30, 2000 between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Teltronics' Form 10-Q filed November 13, 2000.
21*	List of Subsidiaries.
23*	Consent of Certified Public Accountants, Ernst & Young, LLP.
____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Writeoffs		Balance at End of Period
Provision for doubtful accounts:
Year ended December 31, 2000	$210,000	$89,199	$ 0	$(20,699)		$278,500
Year ended December 31, 1999	110,000	129,876	0	(29,876)		210,000
Year ended December 31, 1998	679,927	84,957	0	(654,884)	(1)	110,000

(1) Relates to the sale of AT Supply on March 6, 1998.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: April 17, 2001	By: /s/ Ewen R. Cameron Ewen R. Cameron President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	April 17, 2001
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	April 17, 2001
/s/ Carl S. Levine Carl S. Levine	Director	April 17, 2001
/s/ Gregory G. Barr Gregory G. Barr	Director	April 17, 2001