Form 10-Q
period 2001-03-31
TELTRONICS INC
filed 2001-05-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2001.
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

As of May 11, 2001 there were 4,856,993 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.	3-4
	Consolidated Statements of Operations for the Three Months ended March 31, 2001 and 2000.	5
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000.	6
	Notes to Interim Consolidated Financial Statements	7-12
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-14
PART II.	OTHER INFORMATION	15
ITEM 1.	LEGAL PROCEEDINGS	15
ITEM 2.	CHANGES IN SECURITIES	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
ITEM 5.	OTHER INFORMATION	15
ITEM 6A.	EXHIBITS	15
ITEM 6B.	REPORTS ON FORM 8-K	15
SIGNATURES		16

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$21,530	$35,292
Accounts receivable, net of allowance for doubtful accounts of $276,000 at March 31, 2001 and $278,500 at December 31, 2000.	19,034,946	10,594,463
Inventories, net	12,409,382	11,494,314
Prepaid expenses and other current assets	816,491	391,964
Total current assets	32,282,349	22,516,033
Property and equipment, net	5,518,402	5,841,728
Goodwill and other intangible assets, net	735,173	760,927
Other assets	302,628	412,779
Total assets	$38,838,552	$29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2001	December 31, 2000
	(Unaudited)
Current Liabilities:
Current portion of note payable	$857,059	$857,059
Current portion of long-term debt	1,082,226	5,042,465
Current portion of capital lease obligations	248,126	313,370
Accounts payable	12,746,638	7,853,835
Accrued expenses and other current liabilities	3,365,998	2,416,614
Deferred income	10,878,732	1,333,567
Total current liabilities	29,178,779	17,816,910
Long-term liabilities:
Note payable, net of current portion	6,239,564	6,239,564
Long-term debt, net of current portion	0	1,000,000
Capital lease obligations, net of current portion	41,300	71,862
Total long-term liabilities	6,280,864	7,311,426
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value, 40,000,000 shares authorized, 4,818,783 and 4,761,291 issued and outstanding at March 31, 2001 and December 31, 2000, respectively.	4,820	4,763
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	0	0
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and out standing.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding.	13	13
Additional paid-in capital	18,899,815	18,838,798
Accumulated deficit	(15,525,839)	(14,440,543)
Total shareholders' equity	3,378,909	4,403,131
Total liabilities and shareholders' equity	$38,838,552	$29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2001	2000

Net Sales	$18,250,470	$7,584,389
Cost of goods sold	11,897,180	4,501,137
Gross profit	6,353,290	3,083,252
Operating expenses:
General and administrative	1,746,985	980,193
Sales and marketing	3,538,242	1,633,810
Research and development	1,575,124	907,889
	6,860,351	3,521,892
Loss from operations	(507,061)	(438,640)

Other income (expense):
Interest	(421,398)	(219,123)
Financing	(78,651)	(70,894)
Litigation costs	0	(76,800)
Other	(35,160)	17,022
	(535,209)	(349,795)
Loss before income taxes	(1,042,270)	(788,435)

Income taxes	(5,151)	0

Net Loss	(1,047,421)	(788,435)

Dividends on Preferred Series B Convertible Stock	37,875	37,875

Net loss attributable to Common Shareholders	$(1,085,296)	$(826,310)

Net loss per share:
Basic and Diluted	$(.23)	$(.20)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$(1,047,421)	$(788,435)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Provision for doubtful accounts	(2,500)	(71,008)
Provision for obsolete inventories	56,835	9,501
Depreciation and amortization	576,608	372,940
Amortization of deferred financing costs	21,000	25,935
Amortization of intangibles	25,754	3,121
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(8,437,983)	308,288
Inventories	(971,903)	(349,541)
Prepaid expenses and other current assets	(424,527)	16,887
Accounts payable	4,892,803	(9,680)
Accrued expenses and other current liabilities	950,674	234,818
Deferred income	9,545,165	271,436
Net cash flows provided by operating activities	5,184,505	24,262
Cash Flows from Investing Activities:
Acquisition of property and equipment	(254,181)	(156,794)
Decrease in other assets	89,151	6,432
Proceeds from sale of assets	899	500
Net cash flows used in investing activities	(164,131)	(149,862)
Cash Flows from Financing Activities:
Net repayment of line of credit	(4,211,529)	(77,022)
Principal repayments of loans, notes and leases	(845,806)	(108,076)
Net proceeds from sale of common stock	61,074	10,500
Dividends on Preferred Series B Convertible Stock	(37,875)	(37,875)
Net cash flows used in financing activities	(5,034,136)	(212,473)
Net decrease in cash	(13,762)	(338,073)
Cash and cash equivalents - beginning of period	35,292	954,764
Cash and cash equivalents - end of period	$21,530	$616,691

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

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics, S.A. de C.V. and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). All significant inter-company transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000, as presented in the Company's annual report on Form 10-K.

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

In March, 2001, Harris and the Company agreed to further amend the Note owed by the Company to Harris which contemplates partial payment of the existing principal of the Note and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note. It is expected that the amended Note will be executed and the partial payment made to Harris simultaneously with the closing of a private placement by the Company at which closing Harris is expected to simultaneously convert a portion of the principal of the Note to convertible preferred stock of the Company and be issued warrants to acquire shares of the common stock of the Company. The Company expects the simultaneous closing of a private placement, Harris amended Note, and issuance of convertible preferred stock and warrants of the Company to Harris to occur during the third quarter of 2001. There can be no assurance that the closing will occur or that it will close on the terms contemplated. Pending closing of the contemplated transaction, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris for additional inventory and services provided; the maturity date of the Note has been extended to April 30, 2002; and interest only payments at a rate of 10.5% will commence on May 1, 2001.

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

Year Ended
December 31, 2000

Net sales	$67,106,506
Net loss	$(44,909,028)
Net loss available to common shareholders	$(45,060,528)
Net loss per share -
Basic	$(9.53)
Diluted	$(9.53)

NOTE 3 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 2001 and 2000 were anti-dilutive and were not included in the calculation of diluted net loss per share.

The following unaudited table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2001	2000
Basic
Net income (loss)	$(1,047,421)	$(788,435)
Preferred dividends	(37,875)	(37,875)
Net loss attributable to common shareholders	$(1,085,296)	$(826,310)
Weighted average shares outstanding	4,802,804	4,058,412
Net loss per share	$(.23)	$(.20)
Diluted
Net income (loss)	$(1,047,421)	$(788,435)
Preferred dividends	(37,875)	(37,875)
Net loss attributable to common shareholders	$(1,085,296)	$(826,310)
Weighted average shares outstanding	4,802,804	4,058,412
Net effect of dilutive stock options using the treasury stock method	0	0
Net effect of dilutive warrants using the treasury stock method	0	0
Dilutive potential common shares	4,802,804	4,058,412
Net loss per share	$(.23)	$(.20)

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2000	December 31, 2000
	(Unaudited)
Raw materials	$9,098,470	$8,794,585
Work-in-process	1,404,388	1,276,872
Finished goods	1,906,524	1,422,857
	$12,409,382	$11,494,314

Provision for obsolete inventories were $56,835 at March 31, 2001 and $462,246 at December 31, 2000.

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

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement with Finova Capital. The Company repaid $750,000 of the Debentures on September 29, 2000, $250,000 on October 31, 2000 and the remaining $750,000 was paid by March 30, 2001.

On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement with Finova Capital originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate is 12%. The Holder of the Loan received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loan contains certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

In March, 2001, Harris and the Company agreed to further amend the Note owed by the Company to Harris which contemplates partial payment of the existing principal of the Note and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note. It is expected that the amended Note will be executed and the partial payment made to Harris simultaneously with the closing of a private placement by the Company at which closing Harris is expected to simultaneously convert a portion of the principal of the Note to convertible preferred stock of the Company and be issued warrants to acquire shares of the common stock of the Company. The Company expects the simultaneous closing of a private placement, Harris amended Note, and issuance of convertible preferred stock and warrants of the Company to Harris to occur during the third quarter of 2001. There can be no assurance that the closing will occur or that it will close on the terms contemplated. Pending closing of the contemplated transaction, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris for additional inventory and services provided; the maturity date of the Note has been extended to April 30, 2002; and interest only payments at a rate of 10.5% will commence on May 1, 2001.

NOTE 6 - SHAREHOLDERS' EQUITY

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

NOTE 7 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, ISI and Mexico. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same. Inter-segment sales and transfers are recorded at Teltronics' cost plus a normal margin for electronic manufacturing. Company management evaluates performance based on segment profit, which is net income or (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Three Months Ended March 31,
	2001	2000
Net Sales
Teltronics	$18,140,000	$ 7,486,000
Mexico	0	0
ISI	110,000	98,000
Total sales	$18,250,000	$ 7,584,000
Depreciation and Amortization
Teltronics	$ 557,000	$ 242,000
Mexico	0	0
ISI	20,000	131,000
Total depreciation and amortization	$ 577,000	$ 373,000
Interest and Financing Costs
Teltronics	$ 500,000	$ 290,000
Mexico	0	0
ISI	0	0
Total interest and financing costs	$ 500,000	$ 290,000
Segment Profits
Teltronics	$ (661,000)	$ (373,000)
Mexico	(89,000)	0
ISI	(297,000)	(415,000)
Net loss before taxes	$ (1,047,000)	$ (788,000)
Segment Assets
Teltronics	$38,743,000	$14,473,000
Mexico	48,000	0
ISI	48,000	817,000
Total segment assets	$38,839,000	$15,290,000
Acquisition of Property and Equipment
Teltronics	$ 233,000	$ 138,000
Mexico	14,000	0
ISI	7,000	19,000
Total acquisition of property and equipment	$ 254,000	$ 157,000

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000.

	Three Months Ended March 31,
	2001	2000

Net sales	100.0%	100.0%
Cost of goods sold	65.2%	59.3%
Gross profit	34.8%	40.7%

Operating expenses:
General and administrative	9.6%	12.9%
Sales and marketing	19.4%	21.5%
Research and development	8.6%	12.0%
	37.6%	46.4%
Income (loss) from operations	(2.8%)	(5.7%)
Other income (expense):
Interest	(2.3%)	(2.9%)
Financing	(0.4%)	(0.9%)
Litigation costs	0%	(1.0%)
Gain on dispositions	0%	0%
Other	(0.2%)	0.2%
	(2.9%)	(4.6%)
Income (loss) before income taxes	(5.7%)	(10.3%)
Income tax expense	0%	0%
Net income	(5.7%)	(10.3%)

Three Months Ended March 31, 2001 and 2000.

Sales were $18,250,000 for 2001 as compared to $7,584,000 for 2000. This increase was due to strong sales from the 20-20 acquisition.

Gross profit was $6,353,000 or 34.8% for 2001 as compared to $3,083,000 or 40.7% for 2000. The decrease was due to product mix, with increased low margin electronic manufacturing sales and cost increases on selected components.

General and administrative expenses were $1,747,000 for 2001 as compared to $980,000 for 2000. The increase was due to increased payroll and benefit plan expenses.

Sales and marketing expenses were $3,538,000 for 2001 as compared to $1,634,000 for 2000. The increase is due to increased payroll, travel and marketing expenses.

Research and development expenses were $1,575,000 for 2001 as compared to $908,000 for 2000.

The increased expenses above relate to additional personnel required for the 20-20 acquisition.

Loss from operations was $507,000 for 2001 as compared to $439,000 for 2000. This increase relates to lower gross profit and increased expenses.

Other expense was $535,000 for 2001 as compared to $350,000 for 2000. Interest and financing was $500,000 for 2001 as compared to $290,000 for 2000.

The net loss was $1,047,000 for 2001 as compared to net loss of $788,000 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with borrowings from The CIT Group/Credit Finance ("CIT").

The Company's working capital ratio was 1.11:1 at March 31, 2001 as compared to 1.26:1 at December 31, 2000. Net working capital was $3,104,000 at March 31, 2001 as compared to $4,699,000 at December 31, 2000.

Net cash decreased by $14,000 for the quarter ended March 31, 2001 as compared to a decrease of $338,000 for the quarter ended March 31, 2000. Net cash flows provided by operating activities were $5,185,000 for the quarter ended March 31, 2001 as compared to $24,000 for the quarter ended March 31, 2000.

Accounts receivable increased by $8,438,000 for the quarter ended March 31, 2001 as compared to a decrease of $308,000 for the quarter ended March 31, 2000. This increase was due to sales related to the New York Board of Education contract in the last month of the quarter. Inventories increased by $972,000 for the quarter ended March 31, 2001 as compared to an increase of $350,000 for the quarter ended March 31, 2000. This increase relates to inventory purchases made for production scheduled for the second quarter of 2001. Accounts payable increased by $4,893,000 for the quarter ended March 31, 2001 as compared to a decrease of $10,000 for the quarter ended March 31, 2000.

Net cash flows used in investing activities totaled $164,000 for the quarter as compared to $150,000 for the quarter ended March 31, 2000. Acquisition of property and equipment totaled $254,000 for the quarter ended March 31, 2001 as compared to $157,000 for the quarter ended March 31, 2000.

Cash flows used in financing activities totaled $5,034,000 for the quarter ended March 31, 2001 as compared to $212,000 for the quarter ended March 31, 2000. The Company repaid debt of $5,057,000 during the quarter ended March 31, 2001.

On May 12, 2000 and June 30, 2000, the Company amended and restated the $1,750,000 of Subordinated Secured Debentures Agreement with Finova Capital. The Company repaid $750,000 of the Debentures on September 29, 2000, $250,000 on October 31, 2000 and the remaining $750,000 was paid by March 30, 2001.

On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement with Finova Capital originally entered into on February 25, 1998 and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. The interest rate is 12%. The Holder of the Loan received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loan contains certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

The Company has engaged Dain Rauscher Wessels to raise up to $17.5 million in debt and equity financing.

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

ITEM 2.	CHANGES IN SECURITIES - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.	OTHER INFORMATION - None

ITEM 6A.	EXHIBITS - None

ITEM 6B.	REPORTS ON FORM 8-K - None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

May 15, 2001	/s/ Ewen R. Cameron
Ewen R. Cameron President & Chief Executive Officer