Form 10-Q
period 2001-06-30
TELTRONICS INC
filed 2001-08-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2001.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2001 there were 4,856,993 shares of the Registrant's Common Stock outstanding.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 73,363	$ 35,292
Accounts receivable, net of allowance for doubtful accounts of $256,000 at June 30, 2001 and $278,500 at December 31, 2000.	5,106,124	10,594,463
Inventories, net	10,592,659	11,494,314
Prepaid expenses and other current assets	472,675	391,964
Total current assets	26,244,821	22,516,033
Property and equipment, net	5,684,244	5,841,728
Goodwill and other intangible assets, net	709,419	760,927
Other assets	256,439	412,779
Total assets	$ 32,894,923	$ 29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2001	December 31, 2000
	(Unaudited)
Current Liabilities:
Current portion of note payable	$ 7,096,623	$ 857,059
Current portion of long-term debt	2,690,796	5,042,465
Current portion of capital lease obligations	175,472	313,370
Accounts payable	12,884,606	7,853,835
Accrued expenses and other current liabilities	3,480,748	2,416,614
Deferred income	2,353,054	1,333,567
Total current liabilities	28,681,299	17,816,910
Long-term liabilities:
Note payable, net of current portion	0	6,239,564
Long-term debt, net of current portion	0	1,000,000
Capital lease obligations, net of current portion	29,525	71,862
Total long-term liabilities	29,525	7,311,426
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value, 40,000,000 shares authorized, 4,856,993 and 4,761,291 issued and outstanding at June 30, 2001 and December 31, 2000, respectively.	4,858	4,763
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	0	0
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding.	13	13
Additional paid-in capital	18,971,590	18,838,798
Accumulated deficit	(14,792,462)	(14,440,543)
Total shareholders' equity	4,184,099	4,403,131
Total liabilities and shareholders' equity	$ 32,894,923	$ 29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net Sales	$ 25,827,568	$ 6,413,107	$ 44,078,038	$ 13,997,496
Cost of goods sold	17,512,521	4,180,507	29,409,701	8,681,644
Gross profit	8,315,047	2,232,600	14,668,337	5,315,852
Operating expenses:
General and administrative	1,673,870	1,137,563	3,420,855	2,117,756
Sales and marketing	3,712,092	1,494,764	7,250,334	3,128,574
Research and development	1,646,908	1,124,634	3,222,032	2,032,523
	7,032,870	3,756,961	13,893,221	7,278,853
Income (loss) from operations	1,282,177	(1,524,361)	775,116	(1,963,001)

Other income (expense):
Interest	(379,679)	(209,439)	(801,077)	(428,562)
Financing	(96,473)	(74,983)	(175,124)	(145,877)
Litigation costs	0	(251,082)	0	(327,882)
Other	(28,360)	4,920	(63,520)	21,942
	(504,512)	(530,584)	(1,039,721)	(880,379)
Income (loss) before income taxes	777,665	(2,054,945)	(264,605)	(2,843,380)

Income taxes	(6,413)	0	(11,564)	0

Net Income (Loss)	771,252	(2,054,945)	(276,169)	(2,843,380)

Dividends on Preferred Series B Convertible Stock	37,875	37,875	75,750	75,750

Net income (loss) attributable to Common Shareholders	$ 733,377	$ (2,092,820)	$ (351,919)	$ (2,919,130)

Net income (loss) per share:
Basic	$ 0.15	$ (0.48)	$ (0.07)	$ (0.69)
Diluted	$ 0.13	$ (0.48)	$ (0.07)	$ (0.69)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash Flows from Operating Activities:
Net loss	$ (276,169)	$ (2,843,380)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Provision for doubtful accounts	(22,500)	(63,000)
Provision for obsolete inventories	173,972	104,974
Depreciation and amortization	1,122,550	752,752
Amortization of deferred financing costs	92,379	51,871
Amortization of intangibles	51,508	10,088
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(4,489,161)	1,395,350
Inventories	727,683	(610,632)
Prepaid expenses and other current assets	(80,711)	(105,871)
Accounts payable	5,030,771	226,409
Accrued expenses and other current liabilities	1,064,134	(14,346)
Deferred income	1,019,487	68,898
Net cash flows provided by (used in) operating activities	4,413,943	(1,026,887)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(965,965)	(181,856)
Decrease in other assets	63,961	43,279
Proceeds from sale of assets	899	0
Cash received in acquisition of Telident, Inc. net assets	0	762,321
Net cash flows provided by (used in) investing activities	(901,105)	623,744
Cash Flows from Financing Activities:
Net repayment of line of credit	(2,601,669)	(4,753)
Principal repayments of loans, notes and leases	(930,235)	(215,113)
Net proceeds from sale of common stock	132,887	10,500
Dividends on Preferred Series B Convertible Stock	(75,750)	(75,750)
Net cash flows used in financing activities	(3,474,767)	(285,116)
Net increase (decrease) in cash	38,071	(688,259)
Cash and cash equivalents - beginning of period	35,292	954,764
Cash and cash equivalents - end of period	$ 73,363	$ 266,505
Supplemental Non-cash Financing and Investing Activities:

Acquisition of assets of Telident, Inc. for common stock	$ 0	$ 2,073,626
Acquisition of assets of Harris 20-20 for a note payable	$ 0	$ 6,884,355

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

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000, as presented in the Company's annual report on Form 10-K.

In July, 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt Statement 142 in its fiscal year beginning after December 15, 2001.

The Company does not believe the implementation of these standards will have a material effect on its financial statements.

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

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares and potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Certain potential common shares for 2001 and 2000 were anti-dilutive and were not included in the calculation of diluted net loss per share.

The following unaudited table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Basic
Net income (loss)	$ 771,252	$ (2,054,945)	$ (276,169)	$ (2,843,380)
Preferred dividends adjustment	(37,875)	(37,875)	(75,750)	(75,750)
Net income (loss) attributable to common shareholders	$ 733,377	$ (2,092,820)	$ (351,919)	$ (2,919,130)
Weighted average shares outstanding	4,840,860	4,388,132	4,821,487	4,223,272
Net income (loss) per share	$ 0.15	$ (0.48)	$ (0.07)	$ (0.69)
Diluted
Net income (loss)	$ 771,252	$ (2,054,945)	$ (276,169)	$ (2,843,380)
Preferred dividends adjustment	0	(37,875)	(75,750)	(75,750)
Net Income (loss) attributable to common shareholders	$ 771,252	$ (2,092,820)	$ (351,919)	$ (2,919,130)
Weighted average shares outstanding	4,840,860	4,388,132	4,821,487	4,223,273
Net effect of dilutive stock options using the treasury stock method	261,108	0	0	0
Net effect of dilutive convertible preferred stock using if converted method	909,091	0	0	0
Dilutive potential common shares	6,011,059	4,388,132	4,821,487	4,223,273
Net income (loss) per share	$ 0.13	$ (0.48)	$ (0.07)	$ (0.69)

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:
	June 30, 2001	December 31, 2000
	(Unaudited)
Raw materials	$7,671,170	$8,794,585
Work-in-process	1,197,384	1,276,872
Finished goods	1,724,105	1,422,857
	$10,592,659	$11,494,314

Provision for obsolete inventories was $173,972 at June 30, 2001 and $462,246 at December 31, 2000.

NOTE 5 - DEBT

On October 28, 2000, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") extended the Company's existing Line of Credit Facility and Term Loan. Under the extension agreement, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000, a prepayment penalty is assessed at 1.5% and the due date is October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. A director of the Company has personally guaranteed a portion of the facility. At June 30, 2001 the Company had $3,875,844 available subject to restrictions based on availability formulas.

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

The Company maintains a promissory note ("Note") to the Harris Corporation related to the acquisition of the 20-20® Product Line which was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended October 30, 2000. Under this amendment, the principal and capitalized interest total was stated at $7,096,623, the due date was extended to December 31, 2000 and interest was changed to 10.5% effective October 4, 2000 and was to be paid monthly starting November 1, 2000.

In March, 2001, Harris and the Company reached an understanding to further amend the Note owed by the Company to Harris. The understanding contemplates partial payment of the existing principal of the Note during the third quarter of 2001 and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note and issuance of warrants to acquire shares of the common stock of the Company. There can be no assurance that the contemplated Note restructuring will occur or that it will close on the terms contemplated. Pending execution of the contemplated restructuring, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris for additional inventory and services provided; the maturity date of the Note has been extended to April 30, 2002; and interest only payments at a rate of 10.5% commenced in May, 2001.

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

The following table presents information about reportable segment operations and assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Sales
Teltronics	$ 25,270,000	$ 6,226,000	$ 43,410,000	$ 13,712,000
Mexico	3,000	0	3,000	0
ISI	555,000	187,000	665,000	285,000
Total sales	$ 25,828,000	$ 6,413,000	$ 44,078,000	$ 13,997,000
Depreciation and Amortization
Teltronics	$ 526,000	$ 250,000	$ 1,083,000	$ 492,000
Mexico	2,000	0	2,000	0
ISI	18,000	130,000	38,000	261,000
Total depreciation and amortization	$ 546,000	$ 380,000	$ 1,123,000	$ 753,000
Interest and Financing Costs
Teltronics	$ 476,000	$ 284,000	$ 976,000	$ 574,000
Mexico	0	0	0	0
ISI	0	0	0	0
Total interest and financing costs	$ 476,000	$ 284,000	$ 976,000	$ 574,000
Segment Profits
Teltronics	$ 962,000	$ (1,434,000)	$ 305,000	$ (1,807,000)
Mexico	(179,000)	0	(268,000)	0
ISI	(5,000)	(621,000)	(302,000)	(1,036,000)
Net income (loss) before taxes	$ 778,000	$ (2,055,000)	$ (265,000)	$ (2,843,000)
Segment Assets
Teltronics	$ 32,339,000	$ 22,519,000	$ 32,339,000	$ 22,519,000
Mexico	199,000	0	199,000	0
ISI	357,000	732,000	357,000	732,000
Total segment assets	$ 32,895,000	$ 23,251,000	$ 32,895,000	$ 23,251,000
Acquisition of Property and Equipment
Teltronics	$ 629,000	$ 25,000	$ 862,000	$ 163,000
Mexico	76,000	0	90,000	0
ISI	7,000	0	14,000	19,000
Total acquisition of property and equipment	$ 712,000	$ 25,000	$ 966,000	$ 182,000

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.8%	65.2%	66.7%	62.0%
Gross profit	32.2%	34.8%	33.3%	38.0%

Operating expenses:
General and administrative	6.5%	17.7%	7.8%	15.1%
Sales and marketing	14.4%	23.3%	16.4%	22.3%
Research and development	6.4%	17.5%	7.3%	14.6%
	27.3%	58.5%	31.5%	52.0%
Income (loss) from operations	4.9%	(23.7%)	1.8%	(14.0%)
Other income (expense):
Interest	(1.5%)	(3.3%)	(1.8%)	(3.1%)
Financing	(0.4%)	(1.2%)	(0.4%)	(1.0%)
Litigation costs	0.0%	(3.9%)	0.0%	(2.3%)
Other	(0.1%)	0.1%	(0.1%)	0.1%
	(2.0%)	(8.3%)	(2.3%)	(6.3%)
Income (loss) before income taxes	2.9%	(32.0%)	(0.5%)	(20.3%)
Income tax expense	0.0%	(0.0%)	0.0%	(0.0%)
Net income	2.9%	(32.0%)	(0.5%)	(20.3%)

Three Months Ended June 30, 2001 and 2000.

Sales were $25,828,000 for 2001 as compared to $6,413,000 for 2000. This increase was due to strong sales from the 20-20® acquisition.

Gross profit was $8,315,000 or 32.2% for 2001 as compared to $2,233,000 or 34.8% for 2000. The increase was due to strong sales from the 20-20® acquisition.

General and administrative expenses were $1,674,000 for 2001 as compared to $1,138,000 for 2000. The increase was due to increased payroll and benefit plan expenses due primarily to the 20-20® acquisition.

Sales and marketing expenses were $3,712,000 for 2001 as compared to $1,495,000 for 2000. The increase is due to increased payroll, travel, marketing and depreciation expenses due primarily to the 20-20® acquisition.

Research and development expenses were $1,647,000 for 2001 as compared to $1,125,000 for 2000. The increase is due primarily to the 20-20® acquisition

Income (loss) from operations was $1,282,000 for 2001 as compared to $(1,524,000) for 2000. This increase relates to strong sales from the 20-20® acquisition.

Other expense was $505,000 for 2001 as compared to $531,000 for 2000. The decrease relates to reduced litigation expenses, offset by increased interest charges on debt used to fund the Harris 20-20® acquisition.

Income tax expense for 2001 was $6,400 based on Alternative Minimum Tax.

The net income was $771,000 for 2001 as compared to net loss of $2,055,000 for 2000.

Six Months Ended June 30, 2001 and 2000.

Sales were $44,078,000 for 2001 as compared to $13,997,000 for 2000. This increase was due to strong sales from the 20-20® acquisition.

Gross profit was $14,668,000 or 33.3% for 2001 as compared to gross profit of $5,316,000 or 38.0% for 2000. The increase was due to strong sales from the 20-20® acquisition.

General and administrative expenses were $3,421,000 for 2001 as compared to $2,118,000 for 2000. This increase was due to increased payroll and benefit plan expenses due primarily to the 20-20® acquisition.

Sales and marketing expenses were $7,250,000 for 2001 as compared to $3,129,000 for 2000. The increase was due to increased payroll, travel, marketing and depreciation expenses due primarily to the 20-20® acquisition.

Research and development expenses were $3,222,000 for 2001 as compared to $2,033,000 for 2000. The increase is due primarily to the 20-20® acquisition

Income from operations was $775,000 as compared to loss from operations of $1,963,000 for 2000. This increase relates to strong sales from the 20-20® acquisition.

Other expense was $1,040,000 for 2001 as compared to $880,000 for 2000. The increase relates to increased long-term debt's interest expense due primarily to the 20-20® acquisition.

Income tax expense for 2001 was $12,000 based on Alternative Minimum Tax.

The net loss was $276,000 for 2001 as compared to $2,843,000 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements were met with cash generated from operations and borrowings from The CIT Group/Credit Finance ("CIT").

The Company's working capital ratio was 0.92:1 at June 30, 2001 as compared to 1.26:1 at December 31, 2000. Net working (deficit) capital was $(2,436,478) at June 30, 2001 as compared to $4,699,000 at December 31, 2000.

The decrease in working capital is due primarily to the promissory note ("Note") related to the acquisition of the Harris Corporation 20-20® Switching Product Line. The Note was amended in March, 2001 and included provisions to extend the maturity date to April 30, 2002. The Company continues to have discussions with Harris regarding the terms and amount of the Note, including extension of the maturity date. There can be no assurances that the Note will be renegotiated.

The Company has engaged Dain Rauscher Wessels to act as Placement Agent for a proposed $17.5 million in debt and equity financing. A portion of the proceeds from this financing will be used to satisfy the Note. There can be no assurance that the proposed financing will occur on the terms or in the amounts sought by the Company.

Net cash increased by $38,000 for the six months ended June 30, 2001 as compared to a decrease of $688,000 for the six months ended June 30, 2000. Net cash flows provided by operating activities were $4,414,000 for the six months ended June 30, 2001 as compared to net cash flows used in operating activities of $1,027,000 for the six months ended June 30, 2000.

Accounts receivable increased by $4,489,000 for the six months ended June 30, 2001 as compared to a decrease of $1,395,000 for the six months ended June 30, 2000. This increase was due to sales related to the New York

Board of Education contract in the last month of the quarter. Inventories decreased by $728,000 for the six months ended June 30, 2001 as compared to an increase of $611,000 for the six months ended June 30, 2000. Accounts payable increased by $5,031,000 for the six months ended June 30, 2001 as compared to $226,000 for the six months ended June 30, 2000.

Net cash flows used in investing activities totaled $901,000 for the six months as compared to $624,000 provided by investing activities for the six months ended June 30, 2000. Acquisition of property and equipment totaled $966,000 for the six months ended June 30, 2001 as compared to $182,000 for the six months ended June 30, 2000.

Cash flows used in financing activities totaled $3,475,000 for the six months ended June 30, 2001 as compared to $285,000 for the six months ended June 30, 2000. The Company repaid debt of $3,532,000 during the six months ended June 30, 2001. The Company expects that available cash, cash flows from opeations and existing lines of credit will be sufficient to meet its normal operating requirements.

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

In September, 1999, Teltronics and its subsidiary, ISI, were served with a counterclaim in connection with litigation commenced in July, 1998, by Teltronics and ISI in the United States District Court for the Middle District of Florida against two former employees and entities they control. Teltronics' and ISI's complaint sought damages and equitable relief against the defendants for breach of fiduciary duties and contract obligations; fraud; conversion; theft of trade secrets; interference with contracts and business relations; and violations of federal and state anti-fraud statutes. During the trial in May, 2000, certain claims of Teltronics and ISI against the defendants and the counterclaims made by the defendants against Teltronics and ISI were withdrawn. After trial of the remaining claims of Teltronics and ISI against the defendants, the jury rendered a verdict that awarded Teltronics and ISI approximately $16 million from the defendants. In August, 2000, the Court ordered a new trial of the damages owed to Teltronics and ISI which was scheduled to commence in May, 2001.

In early November, 2000, Teltronics, ISI and the defendants entered into a Settlement Agreement under which the defendants agreed to pay Teltronics $700,000 in cash and deliver restricted shares of the voting common stock of Intelliworxx in escrow ("Intelliworxx Shares") which could result in Teltronics receiving an additional $4,550,000 over two years upon resale of the Intelliworxx Shares based upon the price of Intelliworxx Shares at the time of resale. The Settlement payments were conditioned upon closing of a private equity placement by Intelliworxx which did not occur. In May, 2001, the Settlement Agreement was revised to provide for payment by Intelliworxx of $700,000 under a two year promissory note with interest commencing August 1, 2001. In addition, Intelliworxx was required to pay $7,500 and deliver a separate promissory note under which six monthly payments of $7,500 each are to be paid to Teltronics commencing August 1, 2001. An individual Defendant is obligated to pay Teltronics an aggregate of $22,500. There can be no assurance that Teltronics will be successful in collecting the Settlement payments agreed to be paid by the defendants.

In May, 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics. Discovery is substantially completed and a trial is scheduled to commence in September, 2001.

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

TELTRONICS, INC.

August 14, 2001	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer