Form 10-Q/A
period 2001-06-30
TELTRONICS INC
filed 2001-08-15
CIK 97052

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

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 73,363	$ 35,292
Accounts receivable, net of allowance for doubtful accounts of $256,000 at June 30, 2001 and $278,500 at December 31, 2000.	15,106,124	10,594,463
Inventories, net	10,592,659	11,494,314
Prepaid expenses and other current assets	472,675	391,964
Total current assets	26,244,821	22,516,033
Property and equipment, net	5,684,244	5,841,728
Goodwill and other intangible assets, net	709,419	760,927
Other assets	256,439	412,779
Total assets	$ 32,894,923	$ 29,531,467

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