Form 10-Q
period 2001-09-30
TELTRONICS INC
filed 2001-11-13
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2001.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 7, 2001 there were 5,040,142 shares of the Registrant's Common Stock outstanding.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2001	December 31, 2000
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 71,539	$ 35,292
Accounts receivable, net of allowance for doubtful accounts of $192,820 at September 30, 2001 and $278,500 at December 31, 2000.	15,343,216	10,594,463
Inventories, net	8,964,332	11,494,314
Prepaid expenses and other current assets	526,956	391,964
Total current assets	24,906,043	22,516,033
Property and equipment, net	5,429,078	5,841,728
Goodwill and other intangible assets, net	683,666	760,927
Other assets	193,083	412,779
Total assets	$ 31,211,870	$ 29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30, 2001	December 31, 2000
	(Unaudited)
Current Liabilities:
Current portion of note payable	$ 7,096,623	$ 857,059
Current portion of long-term debt	5,310,608	5,042,465
Current portion of capital lease obligations	111,557	313,370
Accounts payable	11,953,328	7,853,835
Accrued expenses and other current liabilities	3,584,546	2,416,614
Deferred income	2,156,065	1,333,567
Total current liabilities	30,212,727	17,816,910
Long-term liabilities:
Note payable, net of current portion	0	6,239,564
Long-term debt, net of current portion	0	1,000,000
Capital lease obligations, net of current portion	4,558	71,862
Total long-term liabilities	4,558	7,311,426
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value, 40,000,000 shares authorized, 5,040,142 and 4,761,291 issued and outstanding at September 30, 2001 and December 31, 2000, respectively.	5,042	4,763
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	0	0
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding.	13	13
Additional paid-in capital	19,178,521	18,838,798
Accumulated deficit	(18,189,091)	(14,440,543)
Total shareholders' equity	994,585	4,403,131
Total liabilities and shareholders' equity	$ 31,211,870	$ 29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Sales	$ 10,238,565	$ 13,613,796	$ 54,316,603	$ 27,611,292
Cost of goods sold	6,687,529	6,684,521	36,097,230	15,366,165
Gross profit	3,551,036	6,929,275	18,219,373	12,245,127
Operating expenses:
General and administrative	1,607,239	1,431,825	5,028,094	3,549,581
Sales and marketing	3,286,127	2,425,311	10,536,461	5,553,885
Research and development	1,458,668	1,670,392	4,680,700	3,702,915
	6,352,034	5,527,528	20,245,255	12,806,381
(Loss) income from operations	(2,800,998)	1,401,747	(2,025,882)	(561,254)

Other expense:
Interest	(391,145)	(436,931)	(1,192,222)	(865,493)
Financing	(102,820)	(96,068)	(277,944)	(241,945)
Litigation costs	0	(44,967)	0	(372,849)
Other	(49,551)	(20,534)	(113,071)	1,408
	(543,516)	(598,500)	(1,583,237)	(1,478,879)
(Loss) income before income taxes	(3,344,514)	803,247	(3,609,119)	(2,040,133)

Income taxes	(14,240)	(46,261)	(25,804)	(46,261)

Net (loss) income	(3,358,754)	756,986	(3,634,923)	(2,086,394)

Dividends on Preferred Series B Convertible Stock	37,875	37,875	113,625	113,625

Net (loss) income attributable to Common Shareholders	$ (3,396,629)	$ 719,111	$ (3,748,548)	$ (2,200,019)

Net (loss) income per share:
Basic	$ (0.68)	$ 0.15	$ (0.75)	$ (0.50)
Diluted	$ (0.68)	$ 0.14	$ (0.75)	$ (0.50)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2001	2000

Cash Flows from Operating Activities:
Net loss	$ (3,634,923)	$ (2,086,394)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Provision for doubtful accounts	(85,680)	38,200
Provision for obsolete inventories	233,740	357,046
Depreciation and amortization	1,567,651	1,263,290
Amortization of deferred financing costs	155,734	77,835
Amortization of intangibles	77,261	40,173
Stock compensation expense	156,701	0
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(4,663,073)	(2,712,790)
Inventories	2,296,242	(691,322)
Prepaid expenses and other current assets	(134,992)	(89,190)
Accounts payable	4,099,493	2,336,756
Accrued expenses and other current liabilities	1,167,932	794,642
Deferred income	822,498	958,470
Other assets	63,962	0
Net cash flows provided by operating activities	2,122,546	286,716
Cash Flows from Investing Activities:
Acquisition of property and equipment	(1,155,900)	(404,853)
Decrease in other assets	0	68,997
Proceeds from sale of assets	899	0
Cash received in acquisition of Telident, Inc. net assets	0	762,321
Net cash flows (used in) provided by investing activities	(1,155,001)	426,465
Cash Flows from Financing Activities:
Net proceeds from (repayment of) line of credit	14,196	(147,423)
Principal repayments of loans, notes and leases	(1,015,170)	(1,072,254)
Net proceeds from sale of common stock	183,301	10,500
Dividends on Preferred Series B Convertible Stock	(113,625)	(113,625)
Net cash flows used in financing activities	(931,298)	(1,322,802)
Net increase (decrease) in cash and cash equivalents	36,247	(609,621)
Cash and cash equivalents - beginning of period	35,292	954,764
Cash and cash equivalents - end of period	$ 71,539	$ 345,143

Supplemental Non-cash Financing and Investing Activities:
Acquisition of assets of Telident, Inc. for common stock	$ 0	$ 2,073,626
Acquisition of assets of Harris 20-20 for a note payable	$ 0	$ 6,884,355
Employer Stock match 401(k)	$ 156,701	$ 80,264

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

The unaudited consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results, and cash flows for those periods presented. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000, as presented in the Company's annual report on Form 10-K.

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

NOTE 3 - NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net (loss) income per share is computed by dividing net (loss) income, adjusted for preferred stock dividends, by the weighted average number of issued common shares and potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Certain potential common shares for 2001 and 2000 were anti-dilutive and were not included in the calculation of diluted net (loss) income per share.

The following unaudited table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic
Net (loss) income	$ (3,358,754)	$ 756,986	$ (3,634,923)	$ (2,086,394)
Preferred dividends adjustment	(37,875)	(37,875)	(113,625)	(113,625)
Net (loss) income attributable to common shareholders	$ (3,396,629)	$ 719,111	$ (3,748,548)	$ (2,200,019)
Weighted average shares outstanding	5,012,622	4,730,090	4,999,189	4,393,444
Net (loss) income per share	$ (0.68)	$ 0.15	$ (0.75)	$ (0.50)
Diluted
Net (loss) income	$ (3,358,754)	$ 756,986	$ (3,634,923)	$ (2,086,394)
Preferred dividends adjustment	(37,875)	(37,875)	(113,625)	(113,625)
Net (loss) income attributable to common shareholder	$ (3,396,629)	$ 719,111	$ (3,748,548)	$ (2,200,019)
Weighted average shares outstanding	5,012,622	4,730,090	4,999,189	4,393,444
Net effect of dilutive stock options using the treasury stock method	0	178,677	0	0
Net effect of dilutive convertible preferred stock using if converted method	0	70,712	0	0
Dilutive potential common shares	5,012,622	4,979,479	4,999,189	4,393,444
Net (loss) income per share	$ (0.68)	$ 0.14	$ (0.75)	$ (0.50)

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2001 and December 31, 2000 are as follows:

	September 30, 2001	December 31, 2000
(Unaudited)
Accounts receivable	$ 15,536,036	$ 10,872,963
Less provision for doubtful accounts	(192,820)	(278,500)
	$ 15,343,216	$ 10,594,463

The Company recorded approximately $2.8 million in sales to one customer for 2000 based on the estimated net realizable value as determined by the facts and circumstances at December 31, 2000. In September of 2001, the Company reached an agreement to accept approximately $1.9 million in settlement of this sale.

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2001	December 31, 2000
	(Unaudited)
Raw materials	$ 6,334,722	$ 8,794,585
Work-in-process	864,996	1,276,872
Finished goods	1,764,614	1,422,857
	$ 8,964,332	$ 11,494,314

The reserve for obsolete inventories has been allocated to the major classes of inventory and was $1,140,724 at September 30, 2001 and $996,557 at December 31, 2000.

NOTE 6 - DEBT

On October 28, 2000, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") extended the Company's existing Line of Credit Facility and Term Loan. Under the extension agreement, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000, a prepayment penalty is assessed at 1.5% and the due date is October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. A director of the Company has personally guaranteed a portion of the facility. At September 30, 2001 the Company had $1,257,374 available subject to restrictions based on availability formulas.

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

In March, 2001, Harris and the Company reached an understanding to further amend the Note owed by the Company to Harris. The understanding contemplated partial payment of the existing principal of the Note during the third quarter of 2001 and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note and issuance of warrants to acquire shares of the common stock of the Company. A payment of $500,000 was made in September of 2001. There can be no assurance that the contemplated Note restructuring will occur or that it will close on the terms contemplated. Pending execution of the contemplated restructuring, Harris and the Company have agreed that the principal of the Note has been increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris for additional inventory and services provided; the maturity date of the Note has been extended to April 30, 2002; and interest only payments at a rate of 10.5% commenced in May, 2001.

The Note is secured by a first lien on the acquired assets and a lien on the Company's other assets.

The Company has a note payable to an officer for $67,982 at September 30, 2001. This note is payable upon demand with interest accruing at 8% per annum.

NOTE 7 - SHAREHOLDERS' EQUITY

The total number of shares of all classes of capital stock which the Company has the authority to issue is 50,000,000 shares divided into three classes of which 5,000,000 shares, par value $.001 per share are designated Preferred stock, 40,000,000 shares, par value $.001 per share are designated Common stock and 5,000,000 shares, par value $.001 per share, are designated Non-Voting Common stock. The Preferred stock has been further divided, authorized and issued as Preferred Series A and Preferred Series B shares.

NOTE 8 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, ISI and Mexico. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same. The Company does not have intersegment sales. Company management evaluates performance based on segment profit, which is income or (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Sales
Teltronics	$ 9,321,000	$ 13,393,000	$ 52,731,000	$ 27,105,000
Mexico	587,000	0	590,000	0
ISI	330,000	221,000	995,000	507,000
Total sales	$ 10,238,000	$ 13,614,000	$ 54,316,000	$ 27,612,000
Depreciation and Amortization
Teltronics	$ 447,000	$ 379,000	$ 1,530,000	$ 871,000
Mexico	1,000	0	3,000	0
ISI	(3,000)	131,000	34,000	392,000
Total depreciation and amortization	$ 445,000	$ 510,000	$ 1,567,000	$ 1,263,000
Interest and Financing Costs
Teltronics	$ 494,000	$ 533,000	$ 1,470,000	$ 1,107,000
Mexico	0	0	0	0
ISI	0	0	0	0
Total interest and financing costs	$ 494,000	$ 533,000	$ 1,470,000	$ 1,107,000
Segment Profits
Teltronics	$ (3,343,000)	$ 1,205,000	$ (3,038,000)	$ (602,000)
Mexico	111,000	0	(157,000)	0
ISI	(112,000)	(402,000)	(414,000)	(1,438,000)
(Loss) income before income taxes	$ (3,344,000)	$ 803,000	$ (3,609,000)	$ (2,040,000)
Segment Assets
Teltronics	$ 30,690,000	$ 26,455,000	$ 30,690,000	$ 26,455,000
Mexico	201,000	0	201,000	0
ISI	321,000	724,000	321,000	724,000
Total segment assets	$ 31,212,000	$ 27,179,000	$ 31,212,000	$ 27,179,000
Acquisition of Property and Equipment
Teltronics	$ 232,000	$ 219,000	$ 1,094,000	$ 382,000
Mexico	(46,000)	0	43,000	0
ISI	4,000	4,000	18,000	23,000
Total acquisition of property and equipment	$ 190,000	$ 223,000	$ 1,155,000	$ 405,000

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the company's consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3%	49.1%	66.5%	55.7%
Gross profit	34.7%	50.9%	33.5%	44.3%

Operating expenses:
General and administrative	15.7%	10.5%	9.2%	12.9%
Sales and marketing	32.1%	17.8%	19.4%	20.1%
Research and development	14.3%	12.3%	8.6%	13.4%
	62.1%	40.6%	37.2%	46.4%
(Loss) income from operations	(27.4%)	10.3%	(3.7%)	(2.1%)
Other (expense) income:
Interest	(3.8%)	(3.2%)	(2.2%)	(3.1%)
Financing	(1.0%)	(0.7%)	(0.5%)	(0.9%)
Litigation costs	(0.0%)	(0.3%)	(0.0%)	(1.3%)
Other	(0.5%)	(0.2%)	(0.2%)	0.0%
	(5.3%)	(4.4%)	(2.9%)	(5.3%)
(Loss) income before income taxes	(32.7%)	5.9%	(6.6%)	(7.4%)
Income tax expense	(0.1%)	(0.3%)	(0.0%)	(0.2%)
Net (loss) income	(32.8%)	5.6%	(6.6%)	(7.6%)

Net Sales

Net sales decreased 25% in the third quarter of 2001 and increased 97% for the nine months from the same period in the prior year. We acquired Telident and the Harris 20-20® Product Line subsequent to May of 2000. The decrease in the third quarter is due primarily to a $3.6 million project for the Board of Education for the City of New York ("Board of Education") that was related to the 20-20® Product Line and completed in September of 2000. We also had an adjustment to reflect a change in an estimate to decrease revenue by approximately $900,000 reflecting the settlement of a billing issue with the Board of Education in the third quarter of 2001. These events were partially offset by sales from our Mexican operations which was opened in January 2001. The sales from these two acquisitions, particularly the 20-20® Product Line, where we sold a $20 million project to the Board of Education for the City of New York, were the primary drivers for the increase year to date.

Profit Margin

Gross profit margin was 35% in the third quarter of 2001 and 34% year to date 2001 compared to 51% and 44% for the same periods a year ago. The decrease for the third quarter and year to date is primarily due to two factors. First, Site Event Buffer ("SEB") sales are down approximately 19% from the same quarter in 2000 and 29% from last year. The SEB has been a mainstay of Teltronics and has historically had gross margins of approximately 65%. Also the Company has had significant sales in 2001 ($20 million) from the 20-20® Product Line related to the Board of Education for the City of New York on which the gross profit margins have been approximately 10% to 15%.

Operating Expenses

Operating expenses have increased for the quarter and year to date as compared to last year. The majority of the increase is attributable to the acquisitions of Telident and the Harris 20-20® Product Line in 2000. We also have some increased costs due to accruals made in the quarter for reductions in staff. We reduced our overall company staff by approximately 9%. We expect that the reductions in staff and other cost saving measures we have implemented should result in annual savings of approximately $3 million. Total operating expenses were 37.2% of net sales for the nine months ending September 30, 2001 as compared to 46.4% for the same period in 2000.

General and administrative expenses were up 12% and 42% for the quarter and nine months ending September 30, 2001, respectively over the same periods last year. The increase is primarily due to higher expenses associated with the acquisitions of Telident and the Harris 20-20® Product Line.

Sales and marketing expenses increased by 35% for the quarter ended September 30, 2001 and by 90% for the nine month period. The increase is due in part to additional expenses incurred as a result of the acquisitions of Telident and the Harris 20-20® Product line. There were also additional sales and marketing expenses for the opening of the Mexican operations in January 2001 and for severance related to the reductions in staff.

Research and development expenses have dropped by 13% for the third quarter of 2001 as compared to the same quarter last year. The decrease from the third quarter of 2000 is due to research and development fees spent in 2000 for the enhancement of a product in the Vision® product line for which there were no similar expenses in the third quarter of 2001. Research and development expenses have increased for the nine month period by 26%. The increase for the nine month period is a result of the acquisitions of Telident and Harris and expenses for the development of products for Intelligent Systems Management and the Vision® product lines.

Other Expense

Other expense was $543,000 in the third quarter of 2001 as compared to $599,000 for the third quarter of 2000. The decrease is due primarily to the payoff of the Finova note of $1.75 million in the first quarter of 2001 that resulted in less interest and financing fees and less borrowings from CIT in 2001, partially offset by increased interest expense related to the Harris note.

The increase in other expense for the nine months ended September 30, 2001 of $104,000 is primarily due to the interest expense on the Harris note that was offset by the payoff of the Finova note of $1.75 million in early 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the nine months ended September 30, 2001 and September 30, 2000

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,122,546 for the nine months ended September 30, 2001 and was primarily due to a decrease in inventories of $2,296,242 and increases in accounts payable and accrued expenses and other current liabilities of $4,099,493 and $1,167,932 respectively, partially offset by the net loss of $1,529,516 (adjusted for non-cash items) and an increase in accounts receivable of $4,663,073. The increase in accounts receivable is largely due to amounts due from the Board of Education of the City of New York ("Board of Education")

for projects completed during the fourth quarter of 2000 and the first and second quarters of 2001, which are expected to be collected in the fourth quarter. The increase in payables and accrued expenses are also related to the projects for the Board of Education.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $286,716. The net loss of $309,850 (adjusted for non-cash items) and increase in accounts receivable of $2,712,790 was offset by increases in accounts payable ($2,336,756), accrued expenses and other liabilities ($794,642) and deferred income ($958,470). The increase in these accounts is due primarily to increased sales from the acquisitions of Telident and the Harris 20-20® Product Line in 2000.

Net Cash Flows (Used in) Provided by Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2001 were $1,155,001. This was due to the acquisition of fixed assets related to the Harris 20-20® and Telident product lines.

Net cash flows provided by investing activities were $426,465 for the nine months ended September 30, 2000. The net cash flows provided were a result of the cash received in the Telident acquisition partially offset by the acquisition of property and equipment related to the Harris 20-20® and Telident product lines.

Net Cash Flows Used in Financing Activities

The net cash flows used in financing activities were $931,298 for the nine months ended September 30, 2001 and was primarily due to repayments of loans, notes and leases of $1,015,170 and dividends on the Preferred Series B Convertible Stock.

Net cash used in financing activities for the nine months ended September 30, 2000 was $1,322,802 and was due to repayments of loans, notes and leases ($1,072,254) and line of credit ($147,423) and dividends on the Preferred Series B Convertible Stock.

Liquidity

Our cash requirements for the remainder of 2001 are primarily to fund operations and debt service. We have implemented cost cutting measures including a reduction in work force during the third quarter of 2001.

We currently have a net working capital deficit of $5,306,684 due to the classification of the promissory note ("Note") related to the acquisition of the Harris 20-20® Product Line as a current liability. The Note was amended March 2001 and included provisions to extend the maturity date to April 30, 2002. The Company continues to have discussions with Harris regarding the terms and amount of the Note, including extension of the maturity date. There can be no assurances that the Note will be renegotiated.

The Company is also still working with Dain Rauscher Wessels (acting as a Placement Agent) to raise debt and/or equity financing. A portion of the proceeds from this financing would be used to partially pay the Note. There can be no assurance that the proposed financing will occur on the terms or in the amounts sought by the Company.

We have a credit facility with The CIT Group/Business Credit, Inc. ("CIT") as described in Note 5 to the financial statements. The credit facility has a maximum facility of $5.5 million with an interest rate of 2% above prime. The Company had $1,257,374 available under this credit facility at September 30, 2001 subject to restrictions based on availability formulas.

We believe that our available sources of liquidity are currently sufficient to meet our requirements through the end of 2001. The Company continues to rely on Harris' extensions of the maturity of the debt owed by the Company and we cannot assure you, however that these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect.

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

In May, 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics. In September, 2001, the action was settled by execution of a Settlement Agreement under which the Escrow Stock was released to the plaintiffs and the Company agreed to issue an aggregate of 15,000 shares of restricted common stock to the plaintiffs.

ITEM 2.      CHANGES IN SECURITIES - None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on August 16, 2001, the stockholders of the Company:
(1)

Elected the following directors to serve until the next annual meeting of the stockholders:   Norman R. Dobiesz (4,417,210 Common Stock votes and all of the Series A Preferred and Series B Preferred in favor, 33,071 votes withheld); Ewen R. Cameron (4,417,999 Common Stock votes and all of the Series A Preferred and Series B Preferred in favor, 32,282 votes withheld); Carl S. Levine (4,417,776 Common Stock votes and all of the Series A Preferred and Series B Preferred in favor, 32,505 votes withheld); Gregory G. Barr (4,418,592 Common Stock votes and all of the Series A Preferred and Series B Preferred in favor, 31,689 votes withheld); and Richard L. Stevens (4,416,543 Common Stock votes and all of the Series A Preferred and Series B Preferred in favor, 33,738 votes withheld); and

(2)

Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year (4,423,338 Common Stock votes and all of the Series A Preferred and Series B Preferred stock in favor, 8,078 votes opposed, 18,865 abstentions).

ITEM 5.      OTHER INFORMATION - None

ITEM 6A.    EXHIBITS - None
10.1	Amended and Restated Employment Agreement between the Company and Ewen R. Cameron dated August 31, 2001 . . . . . . . .(a)
10.2	Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 . . . . . . .(a)

ITEM 6B.    REPORTS ON FORM 8-K - None

(a)   Filed as an Exhibit to this Quarterly Report on Form 10-Q for the Nine month period ended September 30, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

November 9, 2001	/s/ Patrick G. Min Patrick G. Min Vice President Finance & Chief Financial Officer