Form 10-K
period 2001-12-31
TELTRONICS INC
filed 2002-04-01
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

Issuer's revenues for its most recent fiscal year:           $64,091,276

The aggregate market value (closing sale price) on the NASDAQ Stock Market of the Registrant's Common Stock held by non-affiliates at March 27, 2002, was approximately $2,102,265. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 27, 2002, 5,275,755 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 57-58.

PART I

Item 1. BUSINESS

GENERAL

     Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, installs, develops, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry. Through its majority owned subsidiary, Interactive Solutions, Inc. ("ISI") the Company has also engaged in the design and manufacturing of a portable hardware/software device which allows two-way communication between speaking/hearing impaired individuals and hearing individuals. See BUSINESS - ISI SEGMENT.

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

     On April 18, 1996, ISI acquired certain assets and technology from Interactive Solutions, LLC, a Kentucky limited liability company ("Interactive") and its three members ("Members") pursuant to an Agreement of Sale dated March 27, 1996 as amended by an Amendment to Agreement of Sale dated April 18, 1996 ("Agreement"). Under the Agreement, ISI acquired all of Interactive's and its Members' rights to and in certain technology for a mobile, self-contained, voice activated, portable, Pentium® processor driven, multimedia computer ("Technology") and other Purchased Assets described in the Agreement. Subsequent to the acquisition, in 2000 ISI changed its business to providing software to the hearing impaired. See BUSINESS - ISI SEGMENT.

     On September 20, 1996, a wholly owned Delaware subsidiary of the Company acquired substantially all of the assets of Shared Resource Exchange, Inc., a Delaware corporation ("Seller") located in Dallas, Texas, under an Agreement of Sale among Seller, the subsidiary and the Company dated September 19, 1996 ("Agreement") approved by order of the United States Bankruptcy Court, Eastern District of Texas, Sherman Division. With these assets the Company manufactures and sells PBX systems, switches and related PBX telecommunication and peripheral devices it acquired from Seller under the Agreement. See BUSINESS - TELTRONICS SEGMENT - DIGITAL SWITCHING SYSTEMS.

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

     On May 18, 2000, the Company acquired substantially all of the assets of Telident, Inc., a Minnesota corporation engaged in the design, manufacture and marketing of hardware and software systems utilizing enhanced 911 network technology to communicate with public safety 911 contact points. The Company markets these products to a wide variety of businesses, including colleges, universities, nursing homes, hospitals, government offices, primary and secondary educational institutions, and hospitality establishments. See BUSINESS - TELTRONICS SEGMENT - DIGITAL SWITCHING SYSTEMS - ENHANCED 911 TECHNOLOGY PRODUCTS.

     On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights related to the 20-20® switching system and associated products of the Communications Products Division ("CPD") of Harris Corporation ("Harris"). The 20-20® product is a digital switch capable of supporting up to 9,600 ports/desktops. See BUSINESS - TELTRONICS SEGMENT - DIGITAL SWITCHING SYSTEMS - 20-20® Switching Systems.

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

OPERATING SEGMENTS

     Management utilizes criteria provided in Statement of Financial Accounting Standards No. 131 to define its operating segments. This standard defines an operating segment as a component of an enterprise (1) which engages in business activities from which it earns revenues and incurs expenses, (2) whose operating results are regularly reviewed by the enterprises chief operating decision maker (CODM) and (3) for which discrete financial information is available.

     The business units are the operating segments. For the year ended December 31, 2001, the segments were Teltronics, Inc., Interactive Solutions, Inc. and Mexico. For the year ended December 31, 2000 the segments were Teltronics and Interactive Solutions, Inc.

TELTRONICS SEGMENT

INTELLIGENT SYSTEMS MANAGEMENT

     Emphasis on service as a product (the maintenance and repair of systems) caused a market for automated fault/alarms management systems to emerge in the 1980's. The market is based on the need to monitor a population of remotely located, computer based systems from a Technical Assistance Center ("TAC"). This capability is extremely important in the telecommunications industry as well as in other service environments. To effectively address this market, service companies need state of the art technology to manage and maintain their equipment, and to project a pro-active service image to their customers.

     Management believes that it has established a strong competitive position in the Intelligent Systems Management market through sales of the following products: Site Event Buffer-II™, SEBjr.™, and IRISnGEN™.

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

     The SEB-II is a multi-application product whose architecture permits its operational characteristics to be completely changed by remotely downloading new software. Introduced in mid-1991, the SEB-II replaces the original Site Event Buffer® (SEB-I™) with a product that offers increased functionality, twice the data storage capacity, and support for additional Network elements.

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

     SEBjr.™ The SEBjr. remote monitor was introduced to penetrate a new segment of the market. SEBjr.™ is an affordable remote monitor for smaller, less expensive Network elements, yet provides virtually all of the features of the SEB-II™. SEBjr.™ is positioned to allow service companies to offer complete end-to-end monitoring of a wide variety of elements of networks. With the introduction of SEBjr.™, Teltronics' Remote Maintenance product line now offers one-stop capability of providing efficient, cost-effective monitoring to every link in the chain of Network elements, regardless of size or cost.

     Intelli.m@n®. The Intelli.m@n® product, introduced in late 1997, moves the Intelligent Systems Management product line into exciting new areas. The monitoring of local area network ("LANs") and wide area network ("WANs") equipment is critical to the operation of enterprise data networks. The Intelli.m@n® product works in conjunction with the SEB™ and allows telecom service companies to leverage their investment a new way. This device lets the SEB™ monitor data networks and report faults and other events through the same infrastructure that is used to monitor PABXs, and voice mail systems in traditional voice network applications. Since most service customers have both voice and data systems, this offering provides a new revenue opportunity for telecom service companies. A single SEB™ can monitor a PABX, a voice mail system, and through the Intelli.m@n® device many network elements. The Intelli.m@n® is fully Simple Network Management Protocol ("SNMP") compliant and can receive alarms from network elements and actively query many parameters (MIB objects) in the multiple network elements. In this role, the Intelli.m@n® product serves as an SNMP manager responsible for a segment of the network and reports alarms out-of-band to the Service Company. It can also serve as an SNMP Mid-Level-Manager reporting in-band to a Network Management System ("NMS") in the enterprise.

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

     IRISnGEN™. The IRISnGEN™ system is a comprehensive software package used by service companies in Technical Assistance Centers to monitor alarms and to process data collected from the Network elements.

     SEB™ remote monitors associated with remote Network elements report events to the IRISnGEN™ software. These events may represent alarm conditions in the Network elements, or may simply be status information to indicate that everything is working properly. Using IRISnGEN™ software, the service company often identifies and resolves problems before the customer is aware of them. IRISnGEN™ software is also used to collect data stored in SEBs™ and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access Network elements for routine maintenance.

     A database of Network element alarms is maintained in IRISnGEN™ so that the service company may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of Network elements.

     Building on the success of the UNIX based IRIS™ product, the IRISnGEN product brings the next generation of alarms management to the marketplace. This new product incorporates all the features of the originalIRIS™ product while introducing major new capabilities.

     This advanced alarms management system is a client/server application and takes full advantage of the power and flexibility of Windows NT®. Any number of users with PCs running Windows 98 or Windows NT® Workstation can access the system. The system has a relational database designed to support the organization of a typical telecom service company operating a Technical Assistance Center. It also supports the creation of an unlimited number of relationships that logically group customer sites and monitored systems. Geographical alarm display, alarm escalation, alarm correlation, and alarm forwarding are just a few of the new capabilities being introduced. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program Interface (API) has been introduced to assist customers in integrating IRISnGEN™ with legacy management systems and databases.

     IRISnGEN™ is designed for growth. Customers can purchase as much as, or as little, as their business needs dictate by selecting capabilities that are grouped into feature packages. The basic package is a full-featured, highly capable alarms management system that will allow both large service companies and self-maintained end users to enter into the alarms management arena. Customers may add optional feature packages as the demands of their business change.

     IRIS™ Traffic. This optional IRISnGEN™ software module is a traffic analysis system that allows service companies to perform traffic studies on NORTEL SL-1® and Meridian-1 PABX® systems. The information created by this application assists the service company in "fine tuning" their customer's PABX to operate more efficiently. The IRISnGEN™ Traffic system has proven to be a very effective revenue generator for service companies. The system allows the service company to identify PABX enhancements that can be sold to the end-user to improve PABX performance.

DIGITAL SWITCHING SYSTEMS

     VisionLS®/VisionMS®/VisionSi™. The Vision® systems are multi-function Key/Hybrid/PBX and CENTREX CPE telecommunications systems. They are used to process calls by general business and professional organizations, health care, financial, government, technology, transportation, and education, call centers, service centers, and other organizations that need flexible, value added telecommunications capabilities. These systems are also used to pass data to and receive commands from computers via a Computer Telephone Interface ("CTI"). Inherent in the software of these telecommunications platforms are automatic call distribution (ACD), automated attendant (AIR), intelligent call handling and dynamic call routing based on ANI, DNIS, and Caller ID. Some features of the Company's Vision® systems, such as automatic telephone relocation, copy, and replace are unmatched in the telecommunications industry.

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

     VisionWorks®. VisionWorks® is a Windows® -based voice mail system providing a full- featured voice mail plus unified messaging. Through integration with MAPI compliant applications, every email, every voice mail, every fax can be handled on the client desktop. Options include local area paging, fax on demand, AMIS standard networking, and on screen call control. Using VisionPath® CTI to connect to any Vision® system, users can view the name and number of incoming callers, record calls as messages, and divert calls to other extensions or mailboxes. Outgoing calls can be launched from the desktop using the VisionWorks®, or other contact manager.

     20-20® Switching Systems. The 20-20® family of switching products was acquired on June 30, 2000, from Harris Corporation. The 20-20® is a digital switching system that has been deployed in mission critical applications throughout the world. 20-20® may be expanded up to 9,600 ports for very large applications and is generally cost effective down to about 300 ports, where the Vision MS® switch stops, thus effectively giving Teltronics a product offering from the smallest applications up to the largest. The 20-20® may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications. A variant of the 20-20® is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year. Known for its robust computer-telephony interface (CTI) the 20-20® has been used by systems integrators throughout the world for large custom applications as well as "local dial tone" in small central office applications.

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

CUSTOMER CONTACT MANAGEMENT SYSTEMS

     ContactWorks™ (formerly known as ClearView). This product was also a part of the 20-20® acquisition of June 30, 2000. ContactWorks™ is a WindowsNT® client-server based, sophisticated multi-media customer contact and management system, or a "call center", for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls, and with the release of new versions in 2002 it will also have the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through "chat" sessions. The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in "queues" to be serviced by employees, and may even route the calls based on the "skills" of the call handlers ("skills-based routing"). The database of the current product is Sequel® and may be fully redundant on separate servers. ContactWorks™ is a relatively new product with most of its deployments over the past two years. Originally designed to work with the 20-20® as its "switching fabric", the Company's goal is to migrate ContactWorks towards switch-independence, and ultimately it should be able to be deployed behind virtually any switch type in the industry.

     ContactWorks™ may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents. The Company also will offer a broad range of "professional services" in the form of employees who are experts in systems integration with legacy systems and third party applications. While ContactWorks will be available to any of the Company's distribution partners with support from its professional services group, it is anticipated that most of the ContactWorks™ sales will come directly from larger users with sophisticated IT requirements and infrastructures.

EMERGENCY RESPONSE SYSTEMS

     Teltronics occupies a unique position in the telecommunications industry by marketing a comprehensive product line that addresses both the public safety and private business sectors of E911 marketplace. In the public safety systems sector our Securitas products offer a complete solution to the emergency services agencies of states, counties and municipalities. These products ensure timely and accurate response to 911 calls. Over 900 Public Service Answering Points (PSAPs) throughout the country use these systems to protect lives and property. This product line is based on the Vision switching platform mentioned before and which is marketed as the Securitas ANI Controller.

     In the business sector the Telident Enterprise Systems product line provides life saving information about 911 calls made by users of PBXs and other telephone systems. Few people realize that emergency response personnel may find it impossible to locate a 911 caller in a multi-building business or on a college campus. This life-threatening problem is the result of a public E911 system that never contemplated modern telecommunications technology such as PBXs, wireless extensions, and Voice Over IP. The Telident Enterprise Systems products ensure that emergency personnel receive the information needed to quickly and accurately locate a 911 caller. Our Station Translation System, and SiteAlert software are installed in over 1,000 businesses of all sizes.

ELECTRONIC MANUFACTURING SERVICES

     Teltronics provides contract electronic manufacturing services for companies in the telecommunications, industrial control, and other computer-related industries. Services include product design, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified by BABT 340, ISO9002 and UL. During the fourth quarter of 2001, the Company received ISO 9002 re-certification. Through this important quality certification, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

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

TRADEMARKS, PATENTS AND COPYRIGHTS

     Teltronics has the following trademarks and copyrights: (a) Trademarks: Ideas That Communicate®, Site Event Buffer®, SuperVizor®, CallQuest®, Net-Path®, SEB InterAct®, Intelli.m@n®, Vision®, Vision and design®, VisionOS®, VisionVM®, VisionACD®, VisionMS®, VisionLS®, VisionPhone®, VisionXPhone®, VisionPath®, VisionWorks®, QueVision®, Shared Resource Exchange®, SRX®, SRX and design®, SRX OmniWorks and design®, OmniWorks and design®, DiscoveryMATE®, SITEALERT®, 911 SOLUTIONS®, TEL-A-LERT®, 20-20®, Optic®, Dispatcher™, IRIS™, IRISnGEN™, Site Event Buffer II™, SEBjr.™, Teltronics™, Teltronics and design™, Telident™, Status Recognition Unit System 1™, Station Translation System™, STS™, Trax OSN™, On-Site Notification™, Data Base Management Software™, VisionView™, Vision SeeScape™, VisionPhonePC™, VisionTAS™, VisionSi™, Telident SiteAlert™, Telident STS™, Telident ALI Manager™, ContactWorks™, VoiceForum™, VoiceForum Manager™, Vision i-Phone™, SEB enterprise agent™, IXP™, and 20-20 IXP™; and (b) Copyrights: SRX Call processing, CENTRALINK release 1.0 software; SRX E911 software, CENTRALINK ALI release 1.2 software (co-owned with Pro-Tel, Inc.); SRX Call Processing, VisionMS (System Two) release 2.2 software; and SRX call processing, System One release 4.6 software.

     Teltronics has many patents and pending patent applications in both the U.S. and foreign countries. While Teltronics believes these are valuable assets, it does not believe that its Business would be impaired by the loss of any one patent.

     ISI™ has the following trademarks and copyrights: (a) Trademarks: MENTIS®, rtmEditor®, rtmNavigator®, MentiSoft®, RTM®, VoiceZoom®, ISI and design™, Just in Time Learning™, iCommunicator™ and iCommunicator and design™; (b) Copyright: MentiSoft Real Time Mentoring; MentiSoft Version 1.0 consisting of two modules, rtmEditor Version 1.01 and rtmNavigator Version 1.0.

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

BACKLOG

     The Company's backlog at December 31, 2001, 2000 and 1999 was $22,166,000, $36,974,000 and $10,581,000 respectively. At March 26, 2002, March 14, 2001 and February 29, 2000, the Company's backlog was $20,500,000, $22,003,000 and $9,339,000 respectively.

     The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and are not an indication that the Company is unable to fulfill these requirements.

CUSTOMERS

     Sales to major customers were as follows:

	Years Ended December 31,
	2001	2000	1999
Customer A	---	---	26%
Customer B	---	---	16%
Customer C	39%	20%	---

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

RESEARCH AND PRODUCT DEVELOPMENT

     The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 2001, 2000 and 1999 were $5,703,000, $4,932,000 and $3,617,000, respectively.

REGULATION

     The Company must comply with certain regulatory guidelines. Part 68 of the Federal Communications Commission ("FCC") Rules ("Part 68") contains the majority of the technical requirements with which telephone systems must comply to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration represents a determination by the FCC that telecommunication equipment interfacing with the public telephone network complies with certain interference parameters and other technical specifications. FCC registration for the Company's products has been granted and the Company intends to apply for FCC registration for all of its new products.

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

EMPLOYEES

     As of December 31, 2001, the Company employed 313 personnel.

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

     The monthly ARE Lease payment is $53,000. The ARE Lease expires in August, 2005, and may be extended by the Company for two five year periods. Included in the ARE Lease is a single story building located at 2240 Whitfield Industrial Way. This building consists of approximately 7,500 square feet.

     The Company leases approximately 10,655 square feet of office space for a research and development facility in Dallas, Texas. The monthly lease payment will be $9,000 per month beginning 2002. The lease includes stipulated rent increases and expires in December, 2006.

     The Company also leases offices in several locations under leases expiring at various dates.

Item 3. LEGAL PROCEEDINGS

     Information pertaining to the Corporation's Legal Proceedings is set forth in Note 15 of the Corporation's Consolidated Financial Statements which are presented under Item 8 of this Form 10-K and are incorporated herein by reference thereto.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of August 1, 1989, the Company listed its Common Stock for trading on The National Association of Securities Dealers, Inc. ("NASD") Automated Quotation System ("Nasdaq"). The Company's Common Stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market® under the symbol: TELT. The following table sets forth for the fiscal periods indicated the high and low trade prices in the over-the-counter market for the Company's Common Stock as reported on Nasdaq.

	COMMON STOCK
	2001 Trade		2000 Trade
	High	Low	High	Low
PERIOD
1st Quarter	$3.03	$ .97	$10.13	$3.31
2nd Quarter	2.06	1.15	6.75	2.56
3rd Quarter	1.75	.80	4.75	2.19
4th Quarter	1.74	.65	2.75	.75

     On March 27, 2002, the closing bid quotation for the Company's Common Stock as reported on Nasdaq was $0.58. As of March 15, 2002, there were approximately 3,814 shareholders of the Company's Common Stock. The Company historically has not paid cash dividends on common shares. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. See Note 11 to the Company's consolidated financial statements.

     Nasdaq has advised the Company that the Company's listing on Nasdaq will be terminated effective April 1, 2002, at which time the Company's Common Stock will be quoted on the NASD OTC Bulletin Board.

Item 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	2001	2000 (3)(4)	1999 (2)	1998 (1)	1997
Statement of Operations Data:
Net sales	$64,091,276	$43,204,303	$32,644,534	$26,794,674	$34,673,407
Gross profit	22,715,235	20,312,616	15,990,827	11,448,963	11,025,664
Total operating expenses	27,281,452	19,642,813	13,662,235	11,156,756	12,110,926
Income (loss) from operations	(4,566,217)	669,803	2,328,592	292,207	(1,085,262)
Other income (expense):
Interest	(1,612,331)	(1,295,604)	(855,246)	(904,682)	(1,110,530)
Financing	(403,226)	(328,252)	(331,578)	(443,778)	(135,793)
Litigation costs	(15,150)	(368,530)	(77,220)	(58,346)	(189,645)
Gain on dispositions	---	---	111,614	1,248,250	---
Other	(17,677)	(116,260)	67,462	247,205	33,850
Total other income (expense)	(2,048,384)	(2,108,646)	(1,084,968)	88,649	(1,402,118)
Net income (loss)	$(6,650,864)	(1,485,181)	1,243,624	380,856	(2,487,380)
Net income (loss) available to common shareholders	$(6,802,364)	$ (1,636,681)	$ 1,024,367	$ 130,856	$ (2,487,380)
Net income (loss) per share:
Basic	$ (1.38)	$ (0.36)	$ 0.27	$ 0.04	$ (0.74)
Diluted	$ (1.38)	$ (0.36)	$ 0.25	$ 0.04	$ (0.74)
Shares used to compute amount:
Basic	4,932,909	4,484,495	3,844,470	3,417,744	3,382,223
Diluted	4,932,909	4,484,495	4,113,092	3,522,354	3,382,223
Balance Sheet Data:
Working capital	$ 4,736,775	$ 4,540,001	$ 805,259	$ 668,480	$ (50,409)
Total assets	26,292,848	29,531,467	15,794,841	14,430,769	16,052,764
Current portion of long- term debt and capital lease obligations	4,630,142	6,212,894	5,592,822	4,500,244	4,923,050
Long-term debt and capital lease obligations, less current portion	9,035,711	7,311,426	1,509,662	3,417,288	4,690,231
Total shareholders' equity (deficiency)	$ (1,963,530)	$ 4,403,131	$ 3,824,979	$ 2,618,747	$ (711,846)

(1)     Reflects the disposition of AT Supply, Inc. on March 6, 1998.
(2)     Reflects the acquisition of assets of Cascade Technology Corporation on February 19, 1999.
(3)     Reflects the acquisition of assets of Telident, Inc. on May 18, 2000.
(4)     Reflects the acquisition of the 20-20® product line from Harris Corporation on June 30, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

     The Company focuses on two major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to Service Companies to enable them to be pro-active in maintaining their systems. Typical Service Companies are companies such as Verizon, NextiraOne (formerly Williams Communications), Sprint, MCIWorldcom and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new Service Company customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II's or an Intellim@n®, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in R & D to develop, not only next generation versions of the centralized Windows® NT based software (IRISnGEN), but also the SEB hardware with an anticipated SEB Enterprise Agent which should be available in the second quarter of 2002, and would enable sophisticated monitoring of voice networks and data networks in one box.

     The second telecommunications market is in the Digital Switching Systems arena which involves providing telephone switches to small and medium size businesses as well as advanced ACD (Automatic Call Distribution). The Vision® switching product has a sophisticated CTI (Computer Telephony Interface) and is an extremely robust digital switch. This product is sold through distribution, not directly to the end-user customers.

     During 2000 the Company acquired the CPD switching division of Harris. The 20-20® switch is complimentary to the Vision switch, offering a price competitive solution from 300 lines to just under 10,000. Previously the 20-20® products had been sold both directly and through distribution, particularly outside the USA. There is a very large installed base in Mexico, with many government installations as well as major hotels. Although the Company anticipates selling through distribution channels, it recognizes that it needs to have a presence in the country to provide maintenance and support to some major direct customers. To this end the Company set up a subsidiary in Mexico City, Teltronics, S.A. de C.V., in January of 2001.

     The 20-20® switch is technically approved by, and has been installed in, over 60 countries. Teltronics intends to continue to support the international channel. Harris invested in these markets for over 15 years. The distributors are used to selling, installing and supporting their customers. Teltronics, therefore doesn't anticipate setting up additional overseas companies, and will only supply and support the existing distributors.

     Teltronics also has some direct customers, in particular the New York City Board of Education, and the Federal Bureau of Prisons. These installations are supported by our organization in Whitestone, New York and Manhattan. The Company increased its direct market presence in December of 2001 through the acquisitions of IKON's direct sales office in Petaluma, California. The Company also expanded its office in Salt Lake City, providing direct sales and support for the large installed base in Utah.

     The Company also offers a Contact Center product, ContactWorks. The product continues to be enhanced and the Company plans to provide, web chat, e-mail, and multimedia to the Contact Center. This market continues to grow much faster than the PBX market, and therefore provides the Company with additional possibilities.

     The acquisition of the assets of Telident in 2000 provided the Company with an end to end solution for the 911 market. The product provides the PSAP ( Public Safety Answering Point ) with the identification number of the caller, when they are calling from a multistory or distributed campus. There are many States that are now making it mandatory for developers to provide this solution with new installations.

     The Company has been successful in manufacturing its own products, thus reducing costs and increasing gross margins. To supplement its own business, the Company also sells electronic manufacturing services to companies that require high quality but have low volume. This enables the Company to maximize its production facility and reduce overhead costs.

     The Company has continued to grow each year, both internally and through acquisitions. However, it is clear that the business has experienced seasonality despite its growth due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters, but year to year growth has been maintained. The Company is endeavoring to spread its sales across more product lines such as Vision® and 20-20® to reduce the seasonal impact. The revenues of the Company were negatively impacted in 2001 by the overall economic slowdown.

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

     In May 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics. In September 2001, the action was settled by execution of a Settlement Agreement under which the Escrow Stock was released to the plaintiffs and the Company subsequently issued an aggregate of 15,000 shares of restricted common stock to the plaintiffs.

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

     Under the Agreement, the Company acquired the assets and assumed on-going support obligations for certain of Harris' Communications Products Division customers in consideration for $6,884,355 paid for with a promissory note in the principal amount and paying interest at ten and one-half percent (10.5%) per annum ("Note"). Refer to Note 11 of the consolidated financial statements for additional disclosure.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates because the estimates represent judgments made at specific dates for events that are ongoing. Critical accounting policies have the potential to have the most significant impact on the consolidated financial statements. We have disclosed all significant accounting policies including our critical accounting policies in Note 2 to the consolidated financial statements included in this Form 10-K. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies and estimates are:

Revenue recognition. Teltronics generates revenues through different sources.

  Contract Manufacturing. Revenues from sales of product including our contract manufacturing business are recognized when the product is shipped. The Company's policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company's history of providing contract manufacturing services, we believe that collectibility is reasonably assured.

  Performance of Construction-Type Contracts. The Company's policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

  Our primary construction-type contracts are with the Board of Education of the City of New York. We accepted the assignment of a contract from Harris Corporation in connection with the Company's acquisition of Harris Corporation's 20-20® Switching Product Line in June 2000. This contract, with the Board of Education of the City of New York ("the Board"), specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

  Installation is awarded on a fixed price and a school-by-school basis and maintenance is awarded for a group of schools. The term is segmented between installation and maintenance and is of a two year and 10 year period, respectively. Installation of each school requires between 4 to 16 weeks. The requirements agreement also provides for the transfer of risk of loss for each school at the date that systems are operational with title passing upon final acceptance.

  In applying this policy, estimates of project installation cost and the percentage of work completed are updated on a monthly basis for each school. To the extent that billings exceed recognized revenues, deferred revenue is established. To the extent actual costs incurred are less than or greater than recognized expenses, accrual or prepaid balances are established. Maintenance revenue is recorded ratably over the maintenance term.

  Maintenance and service. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenues.

Allowance for doubtful accounts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. For all customers, we recognize reserves for bad debts based on the length of time the receivables are past due. We have evaluated our reserves based on the recent downturn in the economy and have increased them as necessary. We may record additional changes to our bad debt reserves in the future.

Slow moving and obsolete inventory. We write down our slow moving and obsolete inventory equal to the difference between the carrying value of the inventory and the estimated market value based on assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Impairment of Intangible and Long Lived Assets. Intangibles and long-lived assets consist primarily of goodwill and fixed assets. We periodically evaluate the recovery of intangible and long lived assets when impairment indicators are present. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible or long lived assets associated with our business are impaired. Management believes that no indicators are present.

Beginning in 2002, the methodology for assessing potential impairments of intangible and long lived assets will change based on new accounting rules issued by the Financial Accounting Standards Board, and related practice implementation issues. Any resulting impairment loss could have a material adverse impact on our financial conditions and results of operations.

Warranty and Service. The Company provides a limited warranty on most of its products, for a period of 3 to 15 months (depending on the product), under which the Company agrees to repair or replace, at the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company's technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company at its facility in Sarasota, Florida.

Contingencies and Litigation. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, in any, for these contingencies are made after careful review of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Results of Operations

     The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Gross profit	35.4	47.0	49.0
Total operating expenses	42.5	45.4	41.9
Income (loss) from operations	(7.1)	1.6	7.1
Other income (expense):
Interest	(2.5)	(3.0)	(2.6)
Financing	(0.6)	(0.8)	(1.0)
Litigation costs	---	(0.8)	(0.2)
Gain on dispositions	---	---	0.3
Other	(0.1)	(0.3)	0.2
Total other income (expense)	(3.2)	(4.9)	(3.3)
Income (loss) before income taxes	(10.3)	(3.3)	3.8
Income taxes	(0.1)	(0.1)	0.0
Net income (loss)	(10.4%)	(3.4%)	3.8%

Net Sales

     Net sales increased 48.3% for the year ended December 31, 2001 over the same period last year and 32.3% for the year ended December 31, 2000 over December 31, 1999. The increase in net sales for 2001 over 2000 is primarily due to a $20 million project with the City of New York Board of Education coupled with service revenues related to this project. The acquisitions of the Telident 911 and Harris 20-20® Switching Products were the primary contributors to the increase in net sales in 2000 as compared to 1999 combined with the service contracts acquired with the Harris 20-20® Switching Product Line.

Gross Profit Margin

     Gross profit margin was 35.4% for 2001 as compared to 47.0% in 2000 and 49.0% in 1999. The decrease in gross profit margins reflect a shift in our overall sales mix from our higher margin products like the Site Event Buffer® (SEB) to our lower margin products like the 20-20® Switching Product. The lower margins on the 20-20® Switching Product are primarily due to the fact that many of the sales in this area require cabling and installation, which has a much lower margin, thereby reducing the overall margin on the sale.

Operating Expenses

     Operating expenses were $27.3 million in 2001, $19.6 million in 2000 and $13.7 million in 1999. The increase in operating expenses is due primarily to the acquisitions of the Telident 911 and Harris 20-20® Switching Products in May and June of 2000, respectively. The major increases in general and administrative expenses in 2001 over 2000 were attributable to an increase in non-recurring transition services provided by Harris Corporation of approximately $900,000; expenses related to the opening of our Mexican office of $232,000, and an increase in our bad debt expense of approximately $191,000. Sales and marketing expense increased approximately $5.2 million from 2000 to 2001. The primary factors explaining the increases are the expenses related to the opening of our Mexico and UK office of approximately $450,000; an increase in sales and marketing expenses for Interactive Solutions, Inc. of $340,000 and increases in salaries and wages, occupancy and other expenses related to the Harris 20-20® acquisition and Telident of approximately $3.8 million. The increase in research and development expenses was approximately $772,000 from 2000 to 2001. All of this increase relates to salaries and wages and occupancy costs related to the acquisition of the Harris 20-20® Switching Product Line.

     The increase in general and administrative expenses of $1.3 million from 1999 to 2000 is due primarily to transition services provided by Harris Corporation related to the Harris 20-20® acquisition of $430,000; the 401(k) matching program instituted by the Company in 2000 at a cost of $190,000; increased legal fees of $100,000 related to the Intelliworxx litigation and an increase in salaries and wages related to the Telident acquisition of $155,000. There was an increase in sales and marketing expense of approximately $2.4 million from 1999 to 2000. Approximately $1.5 of the increase relates directly to salaries, wages and other costs related to the acquisition of the 20-20® and Telident products. There was also an increase in other support type services like customer support and training that was required as a result of these acquisitions that resulted in an increase of $375,000. The increase in research and development from 1999 to 2000 was approximately $1.3 million and was related to salaries and wages and occupancy costs related to the acquisition of the Harris 20-20® Switching Product Line.

Other Expense

     Other expense was $2.0 million in 2001, $2.1 million in 2000 and $1.1 million in 1999. The decrease in other expense from 2000 to 2001 was due to litigation costs in 2000 related to the Intelliworxx settlement. This is offset by an overall increase in interest expense. The total interest expense for the Harris note was approximately $1.1 million in 2001 vs. $400,000 in 2000. This was partially offset by reduced interest expense on the Finova note that was paid off in early 2001 of $725,000.

     The increase in other expense from 1999 to 2000 was due to the interest expense on the Harris note and the litigation costs related to the Intelliworxx litigation.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities

     Net cash provided by operating activities was approximately $3.9 million for the year ended December 31, 2001 and was primarily due a net loss of $6.7 million, non cash expenses of $3.1 million, a decrease in inventory of $2.3 million, an increase in accrued expenses and other current liabilities of $4.2 million, an increase in deferred income of $422,000, an increase in accounts payable of $791,000 and partially offset by a net increase in costs and estimated earnings in excess of billings on uncompleted contracts of $512,000. The decrease in inventories and increase in accrued expenses are related to projects completed for the Board of Education during 2001. The increase in deferred income and costs and estimated earnings in excess of billings on uncompleted contracts are also related primarily to projects for the Board of Education and The City of New York Department of Corrections that were started and not yet completed at December 31, 2001. Accounts payable was higher than normal at December 31, 2000 due to expenses related to the acquisitions of the Harris 20-20® Switching Product Line and Telident. The balance at December 31, 2001 reflects a more normalized balance based on current operating activities.

     Net cash used in operating activities was approximately $87,000 for the year ended December 31, 2000. The net loss for the year is offset by $3.1 million in non cash expenses. The primary changes in operating assets and liabilities were an increase in accounts receivable of $5.3 million and an increase in inventories of $1.1 million, which were partially offset by an increase in accounts payable of $2.1 million, an increase in accrued expenses and other current liabilities of $2.2 million and an increase in deferred revenue of $571,000. The increases in accounts receivable, inventories and deferred revenue were all a result of increased business related to the acquisitions of the Harris 20-20® Switching Product Line and Telident during 2000. The increase in accounts payable and accrued expenses and other current liabilities were due to expenses related to the acquisitions.

     Net cash provided by operating activities for the year ended December 31, 1999 was approximately $2.3 million. There was $1.2 million in net income for the year and non cash expenses of $2.1 million. This was offset primarily by an increase in inventories of $1.8 million that was due to the build up of inventories to support the increased sales volume for 1999.

Net cash provided by (used in) investing activities

     Net cash used in investing activities was approximately $1.5 million for the year ended December 31, 2001. The Company purchased property and equipment of $1.5 million to support the increased operating activities related to the Harris and Telident acquisitions.

     Net cash provided by investing activities was approximately $129,000 for the year ended December 31, 2000. The net cash flows provided were a result of the cash received in the Telident acquisition of $762,000 and partially offset by acquisitions of property and equipment related to the Harris and Telident acquisitions of $778,000 and a decrease in other assets of $144,000.

     Net cash used in investing activities was approximately $339,000 for the year ended December 31, 1999. The primary use of cash in investing activities was for the acquisition of property and equipment to support current operations of $653,000. This was partially offset by the proceeds from the disposition of AT Supply and a decrease in other assets.

Net cash used in financing activities

     The net cash used in financing activities for the year ended December 31, 2001 was approximately $2.4 million. The Company had net repayments on its line of credit with The CIT Group of $1.1 million and net principal payments of $1,389,000 primarily related to the repayment of $725,000 to Finova and $500,000 to Harris Corporation. Additionally we paid dividends on the Series B preferred stock of $152,000. These uses of cash were partially offset by proceeds from the issuance of common stock under our employee stock purchase plan of $178,000.

     The net cash used in financing activities for the year ended December 31, 2000 was approximately $962,000. The Company had net principal payments of $1.5 million primarily related to the repayment of $1 million to Finova. Additionally, we paid dividends on the Series B preferred stock of $152,000. These uses of cash were partially offset by borrowings from the under our line of credit with The CIT Group of $642,000.

     The net cash used in financing activities for the year ended December 31, 1999 was approximately $1.2 million. The Company had net repayments on its line of credit with The CIT Group of $412,000 and net principal payments of $530,000 primarily related to payments on capital leases and payment on a senior secured note. Additionally, we paid dividends on the Series B preferred stock of $219,000.

Liquidity

     As of December 31, 2001, we had cash and cash equivalents of approximately $63,000, an increase of approximately $28,000 from cash and cash equivalents held as of December 31, 2000. We had working capital of $4.7 million at December 31, 2001 compared to working capital of approximately $4.5 million at December 31, 2000.

     As of December 31, 2001, our principal obligations consisted of a note payable to Harris Corporation totaling approximately $9.2 million, of which approximately $291,000 is expected to be paid within the next 12 months, accrued expenses and other current liabilities of $2.8 million and accounts payable of $6.2 million. Our obligations also include a $3.7 million other long-term liability. This liability relates to the restructuring of the Company's obligation to Harris and will be converted to Preferred Series C Convertible Stock in March 2002 (see Note 11).

     As of December 31, 2001, we had a credit facility with The CIT Group/Business Credit, Inc. ("CIT") as described in Note 11 to the financial statements. The credit facility has a maximum available limit of $5.5 million with an interest rate of 2% above prime. The Company had borrowings of approximately $3.2 million at December 31, 2001. The amount available under this credit facility at December 31, 2001 was $2.3 million subject to restrictions based on availability formulas.

     We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, because our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, our ability to generate positive cash flows from operations may be jeopardized. As a result, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests. In addition, if our cash flows were to substantially decrease, our long-lived assets or goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We anticipate that our cash requirements for investing activities for 2002 will not be significant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company had no holdings of derivative financial or commodity instruments at December 31, 2001. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of the quarters does not agree with the earnings per share schedule due to rounding and shares issued during the year.

Quarterly Results of Operations (Unaudited)

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$18,250,470	$25,827,568	$10,238,565	$ 9,774,673
Cost of goods sold	11,897,180	17,512,521	6,687,529	5,278,811
Net income (loss)	(1,047,421)	771,252	(3,358,754)	(3,015,941)
Net income (loss) per share:
Basic	$ (0.23)	$ 0.15	$ (0.68)	$ (0.60)
Diluted	$ (0.23)	$ 0.13	$ (0.68)	$ (0.60)

2000	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$7,584,389	$6,413,107	$13,613,796	$15,593,011
Cost of goods sold	4,501,137	4,180,507	6,684,521	7,525,522
Net income (loss)	(788,435)	(2,054,945)	756,986	601,213
Net income (loss) per share:
Basic	$(0.20)	$(0.48)	$0.15	$0.12
Diluted	$(0.20)	$(0.48)	$0.14	$0.12

Item 8. FINANCIAL STATEMENTS

Index to Financial Statements

Financial Statements:

PAGE
Report of Independent Certified Public Accountants	24
Consolidated Balance Sheets - December 31, 2001 and 2000	25
Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999	26
Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31, 2001, 2000 and 1999	27
Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999	28
Notes to Consolidated Financial Statements	30
Item 14(a)2:
Schedule II - Valuation and Qualifying Accounts	59
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Teltronics, Inc.

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
March 28, 2002

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$ 63,307	$ 35,292
Accounts receivable, net	10,021,731	10,594,463
Costs and estimated earnings in excess of billings on uncompleted contracts	638,119	--
Inventories, net	9,175,567	11,494,314
Prepaid expenses and other current assets	314,363	232,842
Total current assets	20,213,087	22,356,911
Property and equipment, net	5,163,007	5,841,728
Goodwill and other intangible assets, net	577,185	760,927
Other assets	339,569	571,901
Total assets	$ 26,292,848	$ 29,531,467
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Current portion of long-term debt	$ 4,550,645	$ 5,899,524
Current portion of capital lease obligations	79,497	313,370
Accounts payable	6,181,434	5,390,345
Billings in excess of costs and estimated earnings on uncompleted contracts	125,783	--
Accrued expenses and other current liabilities	2,783,532	4,880,104
Deferred revenue	1,755,421	1,333,567
Total current liabilities	15,476,312	17,816,910
Long-term liabilities:
Long-term debt, net of current portion	9,034,748	7,239,564
Capital lease obligations, net of current portion	963	71,862
Other long-term liability	3,744,355	--
Total long-term liabilities	12,780,066	7,311,426
Commitments and contingencies
Shareholders' equity (deficiency):
Common stock, $.001 par, 40,000,000 shares authorized, 5,105,844 and 4,761,291 issued and outstanding at December 31, 2001 and 2000, respectively	5,106	4,763
Non-voting common stock, $.001 par, 5,000,000 shares authorized, zero shares issued and outstanding	---	--
Preferred series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Preferred series B convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	13	13
Additional paid-in-capital	19,277,099	18,838,798
Accumulated other comprehensive loss	(2,941)	--
Accumulated deficit	(21,242,907)	(14,440,543)
Total shareholders' equity (deficiency)	(1,963,530)	4,403,131
Total liabilities and shareholders' equity (deficiency)	$ 26,292,848	$ 29,531,467

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Net sales
Product sales and installation	$ 57,248,237	$ 39,982,218	$ 32,644,534
Maintenance and service	6,843,039	3,222,085	---
	64,091,276	43,204,303	32,644,534
Cost of goods sold	41,376,041	22,891,687	16,653,707
Gross profit	22,715,235	20,312,616	15,990,827
Operating expenses:
General and administrative	6,530,161	4,643,464	3,392,706
Sales and marketing	13,416,625	8,191,652	5,759,404
Research and development	5,703,488	4,931,626	3,616,899
Depreciation and amortization	1,631,178	1,527,072	893,226
Loss on write-off of assets	---	348,999	---
	27,281,452	19,642,813	13,662,235
Income (loss) from operations	(4,566,217)	669,803	2,328,592
Other income (expense):
Interest	(1,612,331)	(1,295,604)	(855,246)
Financing	(403,226)	(328,252)	(331,578)
Litigation costs	(15,150)	(368,530)	(77,220)
Gain on dispositions	---	---	111,614
Other	(17,677)	(116,260)	67,462
	(2,048,384)	(2,108,646)	(1,084,968)
Income (loss) before income taxes	(6,614,601)	(1,438,843)	1,243,624
Income taxes	(36,263)	(46,338)	---
Net income (loss)	(6,650,864)	(1,485,181)	1,243,624
Dividends on preferred series B convertible stock	151,500	151,500	219,257
Net income (loss) available to common shareholders	$ (6,802,364)	$ (1,636,681)	$ 1,024,367
Net income (loss) per share
Basic	$ (1.38)	$ (0.36)	$ 0.27
Diluted	$ (1.38)	$ (0.36)	$ 0.25

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

	COMMON STOCK SHARES AMOUNT		PREFERRED STOCK SHARES AMOUNT		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
BALANCE, DECEMBER 31, 1998	3,478,139	$3,480	125,000	$125	$16,443,371	---	$(13,828,229)	$2,618,747
Comprehensive income:
Net income	---	---	---	---	---	---	1,243,624	1,243,624
Comprehensive income								1,243,624
Shares issued for acquisition of net assets of Cascade Technology Corporation	126,383	126	----	---	181,739	---	---	181,865
Conversion of Preferred Series B Convertible Stock to Common Stock	450,000	450	(12,375)	(12)	(438)	---	---	---
Dividends on Preferred Series B Convertible Stock	---	---	---	---	---	---	(219,257)	(219,257)
BALANCE, DECEMBER 31, 1999	4,054,522	4,056	112,625	113	16,624,672	---	(12,803,862)	3,824,979
Comprehensive loss:
Net loss	---	---	---	---	---	---	(1,485,181)	(1,485,181)
Comprehensive loss								(1,485,181)
Options exercised	6,000	6	---	---	10,494	---	---	10,500
Shares issued for acqui- sition of Telident	662,500	663	---	---	2,072,963	---	---	2,073,626
Shares issued for 401(k) match	38,269	38	---	---	130,669	---	---	130,707
Dividends on Preferred Series B Convertible Stock	---	---	---	---	---	---	(151,500)	(151,500)
BALANCE, DECEMBER 31, 2000	4,761,291	4,763	112,625	113	18,838,798	---	(14,440,543)	4,403,131
Comprehensive loss:
Net loss	---	---	---	---	---	---	(6,650,864)	(6,650,864)
Foreign currency	---	---	---	---	---	$ (2,941)	---	(2,941)
Comprehensive loss								(6,653,805)
Shares issued for 401(k) match	190,056	189	---	---	245,444	---	---	245,633
Shares issued under Employee Stock Purchase Plan	139,497	139	---	---	177,722	---	---	177,861
Shares issued for litigation settlement	15,000	15	---	---	15,135	---	---	15,150
Dividends on Preferred Series B Convertible Stock	---	---	---	---	---	---	(151,500)	(151,500)
BALANCE, DECEMBER 31, 2001	5,105,844	$5,106	112,625	$113	$19,277,099	$(2,941)	$(21,242,907)	$(1,963,530)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$ (6,650,864)	$ (1,485,181)	$ 1,243,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	191,360	89,199	129,876
Provision for obsolete inventories in reserve	63,414	462,246	485,238
Depreciation and amortization	2,129,282	1,924,974	1,348,258
Amortization of intangibles	183,742	66,496	9,364
Amortization of deferred financing costs	227,676	98,835	134,231
Gain on dispositions	---	---	(111,614)
Loss on write-off of assets	---	348,999	---
Benefit plan expense	245,633	130,707	---
Stock settlement	15,150	---	---
Changes in operating assets and liabilities net of acquisitions and dispositions:
Accounts receivable	381,372	(5,317,768)	(128,809)
Net increase in costs and estimated earnings in excess of billings on uncompleted contracts	(512,336)	---	---
Inventories	2,255,333	(1,098,925)	(1,841,632)
Prepaid expenses and other current assets	(81,521)	(228,597)	71,379
Other assets	4,656	---	---
Accounts payable	791,089	2,110,061	238,331
Accrued expenses and other current liabilities	4,247,960	2,241,844	159,458
Deferred revenue	421,854	570,565	575,099
Net cash provided by (used in) operating activities	3,913,800	(86,545)	2,312,803
INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,451,460)	(778,010)	(652,995)
Proceeds from sale of assets	899	500	---
Decrease in other assets	---	143,953	260,152
Proceeds from dispositions	---	---	111,614
Acquisition of Cascade Technologies Corporation	---	---	(57,500)
Cash received in acquisition of Telident, Inc.	---	762,321	---
Net cash provided by (used in) investing activities	(1,450,561)	128,764	(338,729)
FINANCING ACTIVITIES:
Net (repayment) proceeds from line of credit	(1,069,940)	642,285	(411,524)
Net principal repayments of loans, notes and leases	(1,388,704)	(1,462,976)	(529,520)
Dividends on Preferred Series B Convertible Stock	(151,500)	(151,500)	(219,257)
Proceeds from issuance of common stock	177,861	10,500	---
Loan proceeds	---	---	4,524
Net cash used in financing activities	(2,432,283)	(961,691)	(1,155,777)
Effect of exchange rate changes on cash	(2,941)	---	---
Net increase (decrease) in cash and cash equivalents	28,015	(919,472)	818,297
Cash and cash equivalents - beginning of year	35,292	954,764	136,467
Cash and cash equivalents - end of year	$ 63,307	$ 35,292	$ 954,764

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note in purchase of assets of Harris Communications Products Division	$ ---	$6,884,355	$ ---
Issuance of common stock for purchase of assets of Telident, Inc.	---	2,073,626	---
Accrued interest converted into note payable	---	212,268	---
Lease of equipment	---	142,914	73,560
Issuance of common stock for purchase of assets of Cascade Technology Corporation	---	---	181,865
Issuance of non-interest bearing note in purchase of Cascade Technology Corporation	---	---	47,913
Reclassification of certain accrued expenses to long-term debt	2,600,177	---	---
Reclassification of certain accrued expenses to other long-term liability	3,744,355	---	---
SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,443,554	$1,318,832	$853,973

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in contract manufacturing for the telecommunication industry.

The accompanying consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and TELTRONICS/SRX, Inc., and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). All significant intercompany transactions and balances have been eliminated in consolidation.

For the years ended December 31, 2001, 2000 and 1999, losses applicable to the 15% minority interest of ISI exceeded the minority interest in the equity capital and the losses, accordingly, are included in the determination of net income. However, to the extent of future earnings, if any, the Company shall be credited to the extent of such losses that were previously absorbed.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk - The Company's largest customer was 39%, 20% and 26% of sales in 2001, 2000 and 1999, respectively. In 2001 and 2000, only the Company's largest customer accounted for more than 10% of the Company's sales. In 1999, one additional customer was 16% of sales. The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the Untied States. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from their customers.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method.

Shipping and handling costs are in cost of goods sold in the accompanying consolidated statements of operations.

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

Impairment of Intangible and Long Lived Assets - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for the Company as of January 1, 2002. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The adoption of SFAS No. 142 requires that an initial impairment assessment is performed on all goodwill and indefinite lived intangible assets. To complete this assessment, the Company will compare the fair value to the current carrying value of goodwill and other intangible assets. Fair values will be derived using cash flow analysis. The assumptions used in this cash flow analysis will be consistent with our internal planning. Any impairment charge resulting from this initial assessment will be recorded as a cumulative effect of an accounting change. The Company has not yet determined what the effect of the initial assessment will be on the earnings and financial position of the Company. Application of the nonamortization provisions of SFAS No. 142 is expected to result in a reduction of amortization expense of approximately $19,000 per year.

In August 2001, the Financial Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect of adoption of this standard on earnings and the financial position of the Company.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method.

Revenue Recognition

Contract Manufacturing. Revenues from sales of product, including our contract manufacturing business are recognized when the product is shipped. The Company's policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company's history of providing contract manufacturing services, we believe that collectibility is reasonably assured.

Performance of Construction-Type Contracts. The Company's policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

Our primary construction-type contracts are with the Board of Education of the City of New York. We accepted the assignment of a contract from Harris Corporation in connection with the Company's acquisition of Harris Corporation's 20-20® Switching Product Line in June 2000. This contract, with the Board of Education of the City of New York ("the Board"), specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

Installation is awarded on a fixed price and a school-by-school basis and maintenance is awarded for a group of schools. The term is segmented between installation and maintenance and is of a two year and 10 year period, respectively. Installation of each school requires between 4 to 16 weeks. The requirements agreement also provides for the transfer of risk of loss for each school at the date that systems are operational with title passing upon final acceptance.

In applying this policy, estimates of project installation cost and the percentage of work completed are updated on a monthly basis for each school. To the extent that billings exceed recognized revenues, deferred revenue is established. To the extent actual costs incurred are less than or greater than recognized expenses, accrual or prepaid balances are established.

Maintenance and Service. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue.

Derivatives - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. The Company currently does not have any derivative instruments and is not involved in hedging activities and therefore, this statement did not have an impact in 2001 on results of operations or financial position.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty - The Company provides currently for the estimated cost that may be incurred under product warranties. The Company provides a limited warranty on its products, for a period from 3 to 15 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

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

In May 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics. In September 2001, the action was settled by execution of a Settlement Agreement under which the Escrow Stock was released to the plaintiffs and the Company subsequently issued an aggregate of 15,000 shares of restricted common stock to the plaintiffs.

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

Harris Corporation 20-20® Switching Product Line

On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights related to the 20-20® switching technology and associated products of Harris Corporation Communications Products Division located in Melbourne, Florida ("Harris"), under an Asset Sale Agreement dated June 30, 2000 ("Agreement").

Under the Agreement, the Company acquired the assets and assumed on-going support obligations for certain of Harris' Communications Products Division customers in consideration for $6,884,355 paid for with a promissory note with interest at 10.5% per annum.

The acquisition has been accounted for using the purchase method of accounting and results of operations of the acquired business are included in the Company's results of operations from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

Inventory, net		$5,277,113
Property and equipment, net		3,083,025
Customer lists and patents		206,210
Note payable		(6,884,355)
Accrued expenses and other current liabilities		(1,629,993)
Accounts payable		(52,000)
Net assets acquired	$	---

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
	2000	1999

Net sales	$67,106,506	$109,393,823
Net loss	$(44,909,028)	$(23,328,556)
Net loss available to common shareholders	$(45,060,528)	$(23,547,813)
Net loss per share -
Basic	$(9.53)	$(6.13)
Diluted	$(9.53)	$(6.13)

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

December 31, 2001

Costs incurred on uncompleted contracts	$ 770,551
Estimated earnings	534,505
1,305,056
Less: Billings to date	792,720
$ 512,336
Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 638,119
Billings in excess of costs and estimated earnings on uncompleted contracts	(125,783)
$ 512,336

There were no significant uncompleted construction-type contracts at December 31, 2000. As of December 31, 2001, unbilled revenue of approximately $373,000 was recorded.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill and other intangible assets are as follows:

	December 31,
	2001	2000	Life
Customer List	$232,332	$237,215	5 years
Patent	239,899	273,922	14 years, 7 months
Goodwill	269,774	316,286	15 years
Total	742,005	827,423
Accumulated amortization	(164,820)	(66,496)
	$577,185	$760,927

As of December 31, 2001, the Company recorded a charge for the remaining net book value related to goodwill and other intangible assets from the Cascade acquisition in the amount of $85,418.

The charge of $85,418 is included in depreciation and amortization as shown in the consolidated statements of operations and is also included in amortization of intangibles as shown in the consolidated statements of cash flows.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Basic
Net income (loss)	$ (6,650,864)	$ (1,485,181)	$ 1,243,624
Preferred dividends	(151,500)	(151,500)	(219,257)
Net income (loss) available to common shareholders	$ (6,802,364)	$ (1,636,681)	$ 1,024,367
Weighted average shares outstanding	4,932,909	4,484,495	3,844,470
Net income (loss) per share	$ (1.38)	$ (0.36)	$ 0.27
Diluted
Net income (loss)	$ (6,650,864)	$ (1,485,181)	$ 1,243,624
Preferred dividends	(151,500)	(151,500)	(219,257)
Net income (loss) available to common shareholders	$ (6,802,364)	$ (1,636,681)	$ 1,024,367
Weighted average shares outstanding	4,932,909	4,484,495	3,844,470
Net effect of dilutive stock options using the treasury stock method	---	---	145,049
Net effect of dilutive warrants using the treasury stock method	---	---	123,573
Dilutive potential common shares	4,932,909	4,484,495	4,113,092
Net income (loss) per share	$ (1.38)	$ (0.36)	$ 0.25

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Accounts receivable	$ 10,491,591	$ 10,872,963
Allowance for doubtful accounts	(469,860)	(278,500)
	$ 10,021,731	$ 10,594,463

NOTE 8 - INVENTORIES

The major classes of inventories at December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Raw materials	$ 5,963,289	$ 8,794,585
Work-in-process	1,136,911	1,276,872
Finished goods	2,075,367	1,422,857
	$ 9,175,567	$11,494,314

The reserve for slow moving and obsolete inventories was $1,235,000 and $1,171,586 as of December 31, 2001 and 2000, respectively.

NOTE 9 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Machinery and equipment	$ 6,925,727	$ 4,804,949
Furniture, fixtures and computers	3,904,697	2,619,671
Equipment under capital leases	425,152	2,765,667
Software	2,210,976	2,203,551
Leasehold improvements	512,396	334,970
	13,978,948	12,728,808
Accumulated depreciation and amortization	(8,815,941)	(6,887,080)
	$ 5,163,007	$ 5,841,728

Depreciation and amortization expense was $2,129,282, $1,924,974 and $1,348,258 for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, depreciation and amortization expense of $681,846, $464,398 and $464,396, respectively, was included in cost of goods sold.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Payroll	$ 1,334,929	$ 1,125,730
Other	948,603	1,111,229
Due to Harris Corporation	500,000	2,643,145
	$ 2,783,532	$ 4,880,104

NOTE 11 - DEBT

Debt at December 31, 2001 and 2000 consists of the following:
	December 31, 2001 2000
Secured promissory note - payable in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$9,196,801	$7,096,623

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") entered into an Amendment to the Company's existing Line of Credit Facility and Term Loan. Under the Amendment, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000 and a prepayment penalty is assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. The Company incurred renewal loan fees of $55,000 during 1999. A director of the Company has personally guaranteed a portion of the facility. At December 31, 2001 and 2000, the Company had $2,341,510 and $1,271,570 available respectively, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	3,158,490	4,228,430
Subordinated Secured Debentures - payable initially in quarterly interest payments only at 12%. An aggregate $1,000,000 of principal was paid during 2000 and the remaining $750,000 was paid during the first quarter of 2001.	---	750,000
Senior Secured Loan - payable in quarterly interest payments at 12% and initially due April 30, 2000. In May, 2000, the Company amended and restated the loan to revise the maturity date to February 13, 2002.	1,000,000	1,000,000
Notes payable to finance companies, payable in monthly installments of $3,217 with interest at 5%. The notes mature through December 2006 and are collateralized by vehicles.	160,752	---
Notes payable - officer, payable upon demand with interest accruing at 8% per annum.	69,350	64,035
Total	13,585,393	13,139,088
Less current portion	4,550,645	5,899,524
Long-term portion	$9,034,748	$7,239,564

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintains a promissory note ("Note") to the Harris Corporation ("Harris") related to the acquisition of the 20-20® Product Line, which was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended on October 30, 2000. Under this agreement the principal and capitalized interest total was stated at $7,096,623, the due date was extended to December 31, 2000 and the interest rate was changed to 10.5% effective October 4, 2000 and was to be paid monthly starting November 1, 2000.

In March 2001, Harris and the Company reached an understanding to further amend the Note owed by the Company to Harris. The understanding contemplated partial payment of the existing principal of the Note during the third quarter of 2001 and payment of the balance under the amended Note with interest only at a rate of 10.5% per annum during an initial period of six months and amortization of the adjusted principal balance in eighteen monthly installments commencing seven months after execution of the amended Note and issuance of warrants to acquire shares of the common stock of the Company. A principal payment of $500,000 was made in September of 2001. Pending execution of the contemplated restructuring, Harris and the Company agreed that the principal of the Note would be increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company; the maturity date of the Note was extended to April 30, 2002; and interest only payments at a rate of 10.5% per annum commenced in May 2001.

This Note was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 prior to March 27, 2002. This amount has been classified within accrued expenses and other current liabilities (see Note 10). Monthly payments of $96,805 in principal and interest commence in May of 2002. The interest rate was changed to 8%. The monthly payments will be made until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 will be due. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible Stock. The difference between the $4,000,000 of accrued expenses as of March 27, 2002 and the other long-term liability of $3,744,355 as of December 31, 2001 represents interest from January 1, 2002 to March 26, 2002.

The Note is secured by a first lien on the acquired assets and a lien on the Company's other assets.

The Preferred Series C Convertible Stock provides for a $10 per share annual dividend payable quarterly beginning May 15, 2002. The dividend increases to $20 beginning April 1, 2007. The holder of the Preferred Series C Convertible Stock has the right at its option to convert to the Company's Common Stock at $2.75 per share. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible Stock at any time at 100% of the face value plus accrued and unpaid dividends.

Due to this restructuring, the Company has classified $8,906,147 of the note as long-term debt. The amount that will be converted to Preferred Series C Convertible Stock has been classified as other long- term liability and will be reclassified to Shareholders' Equity in the Company's March 31, 2002 financial statements.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova Mezzanine Capital Corp. ("Finova") and originally due February 25, 1999. The Loan Agreement has a revised maturity of February 13, 2002. In March 2002, Finova and the Company reached an understanding to further amend the loan agreement and extended the maturity date to August 2002. The interest rate is 12%. The Holder of the Loans previously received 365,000 warrants to purchase the Company's Common Stock at an exercise price of $2.75 per share. These warrants are exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. The Loans contain certain financial covenants, including restrictions which could effect future funding of ISI by the Company.

Future maturities as of December 31, 2001 are as follows:

2002	$ 4,550,645
2003	496,459
2004	536,571
2005	579,954
2006	7,421,764
$13,585,393

The covenants in the Secured Promissory Note, Loan and Security Agreement and the Senior Secured Loans restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates. The Company is in compliance with the terms of the above covenants.

NOTE 12 - CAPITAL LEASE OBLIGATIONS

Leased assets include machinery and equipment. The present value of future minimum lease payments pursuant to the leases and the corresponding liability have been recorded in the financial statements as property and equipment under capital lease obligations. Interest on these obligations ranges from approximately 8% to 12%.

Leased property under capital leases at December 31, 2001 and 2000 consists of the following:

	December 31,
	2001	2000
Machinery and equipment	$425,152	$2,765,667
Accumulated amortization	(249,348)	(1,740,967)
	$175,804	$1,024,700

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2001 are as follows:

Fiscal Year
2002	$ 83,379
2003	973
Total minimum lease payments	84,352
Less: amount representing interest	(3,892)
Present value of minimum lease payments	80,460
Less: current portion	(79,497)
Long-term capital lease obligations	$ 963

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable and accounts payable are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The note payable and long-term debt reflect interest rates that are currently available to the Company based on the financing arrangement and the collateral provided. As a result, the carrying amount of the note payable and long-term debt approximates fair value.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. The Company made discretionary matching contributions to the 401(k) plan by issuance of shares of the common stock of the Company. During 2001 and 2000, the Company issued an aggregate of 190,056 and 38,269 shares with a fair value of $245,633 and $130,707, respectively, in connection with the plan.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended and the 500,000 shares of common stock funding the Plan have been registered on Form S-8. During 2001, the Company issued an aggregate of 139,497 shares with a fair value of $177,861 in connection with the Purchase Plan.

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

The Company also leases various equipment under operating leases expiring in one to two years.

Future minimum lease payments for all noncancellable operating leases at December 31, 2001 are as follows:

2002	$2,010,030
2003	1,924,702
2004	1,601,176
2005	1,337,298
2006	150,233
$7,023,439

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rental expense for operating leases totaled approximately $2,228,000, $1,250,000 and $763,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

In early November, 2000, Teltronics, ISI and the defendants entered into a Settlement Agreement under which the defendants agreed to pay Teltronics $700,000 in cash and deliver restricted shares of the voting common stock of Intelliworxx in escrow ("Intelliworxx Shares") which could result in Teltronics receiving an additional $4,550,000 over two years upon resale of the Intelliworxx Shares based upon the price of Intelliworxx Shares at the time of resale. The Settlement payments were conditioned upon closing of a private equity placement by Intelliworxx which did not occur. In May, 2001, the Settlement Agreement was revised to provide for payment by Intelliworxx of $700,000 under a two year promissory note with interest commencing August 1, 2001. In addition, Intelliworxx was required to pay $7,500 and deliver a separate promissory note under which six monthly payments of $7,500 each are to be paid to Teltronics commencing August 1, 2001. An individual Defendant is obligated to pay Teltronics an aggregate of $22,500. Teltronics has not collected and there can be no assurance that Teltronics will be successful in collecting any of the Settlement payments agreed to be paid by the defendants.

In May 2000, Teltronics was named in an action commenced in the Circuit Court for the County of St. Clair, Michigan by two former shareholders of Cascade Technology Corporation ("Cascade") seeking release of 52,117 shares of Teltronics' common stock held in escrow ("Escrow Stock") and damages, interest and attorneys fees. The Escrow Stock was issued in February, 1999 and placed in escrow to secure indemnification rights of Teltronics under its purchase of certain rights and technology from one of the former shareholders of Cascade. Teltronics served an Answer with affirmative defenses and a counterclaim seeking delivery of the Escrow Stock to Teltronics. In September 2001, the action was settled by execution of a Settlement Agreement under which the Escrow Stock was released to the plaintiffs and the Company subsequently issued an aggregate of 15,000 shares of restricted common stock to the plaintiffs.

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

(A) Preferred Stock - The Preferred Series A Stock are restricted securities owned by the Company's Director and Senior Vice President of Business Development and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controlled by the Director. Each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company.

The Preferred Series B Convertible Stock provides for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. As part of the understanding with Finova to further amend the Senior Secured Loan referred to in Note 11, the Company changed the dividend rate to $16 through February 2004, then increase to $18 through February 2005 at which time the dividend rate will increase to $20. The holder of the Preferred Series B Convertible Stock had the right at its option to convert to the Company's Common Stock at $2.75 per share. The Company adjusted the conversion rate for the Preferred Series B Convertible Stock from $2.75 to $1.75 per share as a condition of the amendment of the Senior Secured Loan. The Preferred Series B Convertible Stock can be called only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. Beginning May 2002, the Company has the right to redeem the Preferred Series B Convertible Stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible Stock contains certain financial covenants.

(B)     Warrants - On February 25, 1998, the Company issued 890,000 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. The Company adjusted the exercise price to $1.00 as part of the understanding with Finova to further amend the Secured Senior Loan. These warrants are exercisable in whole, or in part, at any time during a five year period beginning on the date of issuance. The fair value of the warrants was recorded as deferred financing costs and totaled $569,600. This amount is being amortized to financing expense over the life of the Subordinated Secured Debentures and Senior Secured Loans.

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

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2001:

		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life	Shares	Weighted Average Exercise Price
$1.00	735,000	$1.00	9.1	8,000	$1.00
$1.63 - $3.03	539,000	2.08	6.9	275,000	1.88
$3.50	37,000	3.50	4.9	37,000	3.50
$5.50	550,000	5.50	4.6	550,000	5.50
	1,861,000	$2.69	7.1	870,000	$4.26

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The per share weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $0.85, $2.29 and $1.21, respectively. All options were granted at not less than the fair market value at date of grant. All options are exercisable over periods ranging from five to ten years from the date of grant unless employment is terminated. Options totaling 629,000 shares were available for grant at December 31, 2001. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2001	2000	1999
Risk-free interest rates	6.4%	6.4%	6.5%
Weighted average expected life of the options	5.0 years	5.0 years	5.0 years
Volatility factor of the expected market price of the Company's Common Stock	99%	87%	83%
Dividend yield	None	None	None
Net income (loss) as reported	$(6,650,864)	$(1,485,181)	$1,243,624
Pro forma net income (loss)	$(6,854,020)	$(1,546,648)	$1,226,273
Pro forma net income (loss) per share:
Basic	$(1.39)	$(0.38)	$0.26
Diluted	$(1.39)	$(0.38)	$0.24

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1998	901,000	$4.24
Granted	167,000	1.72
Exercised	---	---
Forfeited	(56,000)	2.59
Expired	---	---
Outstanding, December 31, 1999	1,012,000	$3.93
Granted	368,000	2.24
Exercised	(6,000)	1.75
Forfeited	(23,000)	1.88
Expired	---	---
Outstanding, December 31, 2000	1,351,000	$3.52
Granted	697,000	1.00
Exercised	---	---
Forfeited	(187,000)	2.47
Expired	---	---
Outstanding, December 31, 2001	1,861,000	$2.69
Exercisable, December 31, 2001	870,000	$4.26

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma information is based on options granted which varies from year-to-year and is not necessarily indicative of pro forma information for future periods.

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties, excluding those that have been disclosed elsewhere in the notes to the consolidated financial statements:

(A)      Prepaid Lease Guarantee - A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying consolidated financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2001 and 2000 was $320,508 and $291,708, respectively.

(B)      Office Sublease - A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $37,200, $37,200 and $39,200 in 2001, 2000 and 1999, respectively.

NOTE 18 - INCOME TAXES

The components of the income tax provision are as follows:

	Years ended December 31,
	2001	2000	1999
Current:
Federal	$ ---	$ 28,390	$ ---
State	36,263	17,948	---
	36,263	46,338	---
Deferred:
Federal	---	---	---
State	---	---	---
	---	---	---
	$ 36,263	$ 46,338	$ ---

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2001, 2000 and 1999 to income before income taxes:

	Years ended December 31,
	2001	2000	1999
Federal tax at the statutory rate	$(2,248,964)	$(489,207)	$422,832
State income taxes, net of federal tax benefit	(234,411)	(47,872)	48,493
Change in valuation allowance for deferred tax asset	2,381,082	512,016	(415,769)
Other items	138,556	71,401	(55,556)
	$ 36,263	$ 46,338	$ ---

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Significant components of the Company's deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2001	2000	1999
Deferred tax assets:
Net operating loss carryforward	$4,899,320	$ 2,646,804	$ 2,892,758
Accrued vacation	235,685	88,444	142,948
Inventory	620,587	738,052	423,247
Alternative minimum tax credit	---	33,688	---
Other	185,119	8,082	1,335
Bad debt reserve	220,333	95,392	83,267
Accrued expenses	96,173	219,424	71,497
	6,257,217	3,829,886	3,615,052
Valuation allowance	(6,160,591)	(3,779,510)	(3,267,495)
Deferred tax liabilities:
Fixed assets	(96,626)	50,376	(335,350)
Software costs	---	---	(12,207)
Net deferred tax asset	$ ---	$ ---	$ ---

During the years ended December 31, 2001, 2000 and 1999, the Company recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes will be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 31, 2001, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $13,020,000 and a Florida state net operating loss carryforward of approximately $9,000,000, which will expire in the years 2009 through 2021. Such net operating losses are available to offset future taxable income.

NOTE 19 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, ISI and Mexico. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same and are described in the Summary of Significant Accounting Policies. Intersegment sales and transfers are recorded at Teltronics' cost plus a normal margin for electronic manufacturing. Corporate overhead is allocated between Teltronics and ISI based on usage for administration expenses and interest. During 2001, the Company ceased to allocate interest expense to ISI. Company management evaluates performance based on segment profit, which is net income or (loss) before taxes, excluding nonrecurring gains or losses.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about reportable segment operations and assets.

	Year ending December 31,
	2001	2000	1999
Net Sales
Teltronics	$61,971,000	$42,248,000	$32,683,000
Mexico	1,015,000	---	---
ISI	1,105,000	956,000	35,000
Elimination of Intersegment sales	---	---	(73,000)
Total sales	$64,091,000	$43,204,000	$32,645,000
Depreciation and Amortization
Teltronics	$ 2,079,000	$ 1,410,000	$ 825,000
Mexico	5,000	---	---
ISI	45,000	515,000	523,000
Total depreciation and amortization	$ 2,129,000	$ 1,925,000	$ 1,348,000
Interest and Financing Costs
Teltronics	$ 2,016,000	$ 1,299,000	$ 688,000
Mexico	---	---	---
ISI	---	325,000	499,000
Total interest and financing costs	$ 2,016,000	$ 1,624,000	$ 1,187,000
Segment Profits
Teltronics	$(5,898,000)	$ 555,000	$ 4,340,000
Mexico	(149,000)	---	---
ISI	(604,000)	(2,040,000)	(3,208,000)
Total	$(6,651,000)	$(1,485,000)	$ 1,132,000
Gain on dispositions	---	---	112,000
Net Income (loss) after taxes	$(6,651,000)	$(1,485,000)	$ 1,244,000
Segment Assets
Teltronics	$25,937,000	$29,337,000	$14,874,000
Mexico	227,000	---	---
ISI	129,000	194,000	921,000
Total segment assets	$26,293,000	$29,531,000	$15,795,000
Acquisition of Property and Equipment
Teltronics	$ 1,378,000	$ 752,000	$ 498,000
Mexico	47,000	---	---
ISI	26,000	26,000	155,000
Total acquisition of property and equipment	$ 1,451,000	$ 778,000	$ 653,000

Information on major customers is discussed in the Summary of Significant Accounting Policies. Sales to foreign countries were insignificant. All material assets are located in the United States. It is not practical for the Company to provide segment information by product, as this information is not currently available.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

Name (1)	Age	Position
Ewen R. Cameron	49	Director, President, Chief Executive Officer and Assistant Secretary
Patrick G. Min	43	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
William L. Hutchison	56	Executive Vice President, Chief Operating Officer and Assistant Secretary
Peter G. Tuckerman	55	Vice President Product Management
Robert B. Ramey	44	Vice President Electronic Manufacturing
Norman R. Dobiesz	54	Director and Senior Vice President Business Development
Carl S. Levine	55	Director (2)
Gregory G. Barr	42	Director (2)
Richard L. Stevens	38	Director (2)

________________

     (1)     Jeffrey L. Box served as Vice President Development and CTO until August 31, 2001.

     (2)     Audit Committee Members.

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

     Patrick G. Min, CPA serves as Vice President of Finance, CFO, Secretary and Treasurer. He joined the Company in August of 2001. He has over 17 years of experience in the accounting profession. Mr. Min was employed by Ernst & Young LLP for 12 years serving a variety of clients in both the public and private sectors. He has also held executive financial positions in various industries in both public and private companies. Mr. Min graduated with a Masters of Accountancy from the University of Tennessee.

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

     Richard L. Stevens is the President of Richard L. Stevens, CPA, P.A., where he provides tax compliance and consulting services to clients in a variety of industries. Mr. Stevens also serves as Chief Financial Officer of Payless Car Rental System, Inc., a car rental franchisor located in St. Petersburg, Florida. From 1984 to 2000, Mr. Stevens held various management positions with the international accounting firms of Grant Thornton, LLP, Coopers & Lybrand and KPMG Peat Marwick. He has experience in taxation, accounting, capital transactions and mergers and acquisitions. Mr. Stevens holds a B.S. in Business Administration for the University of Louisville and is a Certified Public Accountant.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2001 (collectively, the "Named Officers").

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compen-sation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compen- sation
Ewen R. Cameron President & CEO	2001 2000 1999	$377,399 352,574 377,704	(2)	--- --- ---	--- --- ---	--- --- ---	500,000 --- ---	--- --- ---	--- --- ---
Norman R. Dobiesz Senior Vice President Business Development	2001 2000 1999	377,399 352,574 377,704	(2)	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
William L. Hutchison Executive Vice President & COO	2001 2000 1999	229,764 215,000 208,740		--- $15,000 15,000	--- --- ---	--- --- ---	--- 15,000 10,000	--- --- ---	--- --- ---
Jeffrey L. Box Vice President Development & CTO	2001 2000 1999	146,978 136,322 129,654	(3)	--- --- 15,000	--- --- ---	--- --- ---	--- 5,000 5,000	--- --- ---	--- --- ---
Robert B. Ramey Vice President Manufacturing	2001 2000 1999	130,024 123,562 126,233		--- --- 15,000	--- --- ---	--- --- ---	--- 15,000 10,000	--- --- ---	--- --- ---
Peter G. Tuckerman Vice President Product Management	2001 2000 1999	115,021 101,013 107,385		--- --- 15,000	--- --- ---	--- --- ---	--- 5,000 ---	--- --- ---	--- --- ---

(1)	Certain personal benefits that aggregate less than ten percent (10%) of the total cash compensation of any of the executive officers or which cannot be readily ascertained are not included.
(2)	Salary for 1999 for Messrs. Cameron and Dobiesz includes $50,000 total accrued, but not paid during both 1998 and 1997.
(3)	Jeffrey L. Box served as the Company's Vice President Development and CTO until August 31, 2001. Mr. Box's options to purchase Common Stock of the Company were cancelled on August 31, 2001.

Employment Agreements

      Effective August 31, 2001 the Company amended and restated five (5) year employment agreements with Ewen R. Cameron, President and CEO and Norman R. Dobiesz, Senior Vice President Business Development. Both agreements were amendments and restatements of prior agreements which the Company entered into with the employees as of January 1, 1999. Each employment agreement is renewable for an additional five (5) year period at the employee's option and provides for a base salary of $325,000 subject to annual increases of $25,000. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to the salary for the remaining term on the contract.

Employee Stock Purchase Plan

     On October 23, 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan ("ESPP") under which employees of the Company and its subsidiaries are provided the opportunity to acquire common stock of the Company under the Internal Revenue Code of 1986, as amended, at 85% of fair market value. An aggregate of 360,03 common shares are available under the ESPP. The ESPP became effective on June 19, 2000 upon adoption by the Company's Board of Directors. During 2001, the Company issued an aggregate of 139,497 shares in connection with this plan.

1995 Incentive Stock Option Plan

     The Company adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-K there are approximately 313 employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

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

     During 2001, the Company issued options to purchase 117,000 shares to non-executive employees and 530,000 shares to executive employees. The Company issued 50,000 options to a non-employee Director. During 2001, the Company canceled options previously granted to non-executive employees to purchase 117,000 shares of Common Stock upon separation from the Company . The Company also canceled options previously granted to executive employees to purchase 70,000 shares of Common Stock upon separation from the Company. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date
Ewen R. Cameron	500,000	77.3%	$1.00	2011
Patrick G. Min	30,000	4.6%	$1.00	2011

______________________________

     (1)     Represents options only. No SARs have been granted.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Ewen R. Cameron	--- ---	--- ---	30,000/0 500,000/0 0/500,000	$0/$0 (1) $0/$0 (1) $0/$0 (1)
Norman R. Dobiesz	---	---	30,000/0	$0/$0 (2)
William L. Hutchison	--- --- --- ---	--- --- --- ---	30,000/0 16,000/4,000 4,000/6,000 3,000/12,000	$0/$0 (3) $0/$0 (3) $0/$0 (3) $0/$0 (3)
Jeffrey L. Box	---	---	---	---(4)
Peter G. Tuckerman	--- ---	--- ---	20,000/0 1,000/4,000	$0/$0 (5) $0/$0 (5)
Robert B. Ramey	--- --- ---	--- --- ---	20,000/0 4,000/6,000 3,000/12,000	$0/$0 (6) $0/$0 (6) $0/$0 (6)
Patrick G. Min	---	---	0/30,000	$0/$0 (7)

(1)	None of the options granted to Mr. Cameron to purchase an aggregate of 1,030,000 shares were in-the-money at December 31, 2001 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.
(2)	None of the options granted to Mr. Dobiesz to purchase an aggregate of 30,000 shares were in-the-money at December 31, 2001 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.
(3)	None of these options granted to Mr. Hutchison to purchase an aggregate of 60,000 shares were in-the-money at December 31, 2001 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(4)	All options granted to Mr. Box were cancelled August 31, 2001.
(5)	None of the options granted to Mr. Tuckerman were in-the-money at December 31, 2001 becasue they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.
(6)	None of the options granted to Mr. Ramey were in-the-money at December 31, 2001 becasue they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.
(7)	None of these options granted to Mr. Min in 2001 to purchase an aggregate of 30,000 shares were in-the-money at December 31, 2001 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

Director Compensation

     On August 12, 1996, the Company adopted a policy to compensate members of its Board of Directors in the amount of $2,500 for each meeting and reimburse expenses for attending meetings of the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 28, 2002. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Directors and Officers
Norman R. Dobiesz (2)(4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock Preferred Series A Stock	1,277,197 100,000	24.2% 100%	(3)(9)
Carl S. Levine (2) 1800 Northern Blvd. Roslyn, New York 11576	Common Stock	15,690	---	(5)(6)(9)
Ewen R. Cameron (2)(4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	20,052	---	(5)(7)(9)
William L. Hutchison (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	28,169	---	(8)
Gregory G. Barr (2) P. O. Box 60299 Ft. Myers, Florida 33906-6299	Common Stock	2,000	---	(5)(10)
Peter G. Tuckerman (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	7,567	---	(5)
Robert B. Ramey (4) 2150 Whitfield Industrial Way Sarasota, Florida 34243	Common Stock	7,085	---	(5)
All Directors and Officers as a Group (9 persons)	Common Stock	1,357,760	25.7%
Greater than 5% Ownership (11)
Finova Mezzanine Capital Corp. (12) 500 Church Street, Suite 200 Nashville, Tennessee 37219	Preferred Series B Convertible Stock Common Stock	12,625 293,400	100% 5.6%
Harris Corporation (13) 1025 West NASA Boulevard Melbourne, Florida 32919	Preferred Series C Convertible Stock	40,000	100%

(1)	Does not include (i) an aggregate of 2,490,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted or which could be granted under the Company's 1995 Incentive Stock Option Plan; (ii) possible issuance of up to 1,349,091 shares of Common Stock, subject to adjustment, which may be issued upon: (a) conversion of the Preferred Series B Stock, and (b) the exercise of 890,000 Warrants issued to Finova Mezzanine Capital exercisable at a price of $2.75 per share, subject to adjustment; (iii) possible issuance of up to 1,454,546 shares of Common Stock, subject to adjustment, which may be issued upon conversion of the Series C Preferred Stock; and (iv) an aggregate of 471,758 shares of Common Stock which may be issued under the Company's 2000 Employee Stock Purchase Plan. See BUSINESS - GENERAL.
(2)	Director of the Company.

(3)	Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,140,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., and 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc. Excludes: (i) 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock, and (ii) 30,000 shares issuable under incentive stock options exercised by Mr. Dobiesz in May 2000.
(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Beneficially owns less than 1% of the Company's outstanding Common Stock.
(6)	Includes: (i) 2,000 shares held by Mr. Levine's wife; (ii) 950 shares held by Mr. Levine's wife, as custodian for Mr. Levine's children, respecting which shares Mr. Levine disclaims beneficial ownership; and (iii) 9,000 shares owned by the Carl S. Levine IRA. Does not include up to 100,000 shares which may be issued upon exercise of incentive stock options by Mr. Levine.
(7)	Does not include up to 1,030,000 shares which may be issued upon exercise of incentive stock options by Mr. Cameron.
(8)	Does not include up to 75,000 shares which may be issued upon exercise of incentive stock options by Mr. Hutchison. Includes 4,000 shares held by Mr. Hutchison's wife in her IRA respecting which shares Mr. Hutchison disclaims beneficial ownership.
(9)	Does not include 5% minority ownership in ISI.
(10)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Does not include up to 10,000 shares which may be issued upon exercise of incentive stock options by Mr. Barr.
(11)	The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.
(12)	Does not include possible issuance of up to 1,349,091 shares of Common Stock issuable upon Finova's (i) conversion of the Preferred Series B Stock, and (ii) the exercise of 890,000 Warrants exercisable at a price of $2.75 per share, subject to adjustment.
(13)	Does not include possible issuance of up to 1,454,546 shares of Common Stock issuable upon Harris' conversion of the Series C Preferred Stock.

Change of Control. The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective August 31, 2001 the Company entered into five (5) year employment agreements with Ewen Cameron, President & CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See EXECUTIVE COMPENSATION - Employment Agreements.

     The Company has an outstanding note payable to an officer, which is payable on demand with interest accruing at 8% per annum. The balance at December 31, 2001 and 2000 was $69,350 and $64,035, respectively.

     A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2001 and 2000 was $320,508 and $291,708, respectively.

     A company owned by a Director and principal shareholder of the Company rents offices from the Company and was billed $37,200, $37,200 and $39,200 in 2001, 2000 and 1999.

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
(b)	Reports on Form 8-K:
No Reports on Form 8-K were filed during the fourth quarter of fiscal year ended December 31, 2001.
(c)	Exhibits:
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
3.3	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 3.3 to Teltronics' Form 8-K filed October 4, 1996.
3.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.4 to Teltronics' Form 8-K filed March 9, 1998.
3.5	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.5 to Teltronics' Form 8-K filed March 9, 1998.
3.6*	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on March 27, 2002.
10.1	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.164 to Teltronics' Form 8-K filed March 9, 1998.
10.2	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.169 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.166 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.167 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.168 to Teltronics' Form 8-K filed March 9, 1998.

10.6	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.165 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.170 to Teltronics' Form 8-K filed March 19, 1998.
10.8	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.9	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.
10.10	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.11	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.12	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.
10.13	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.14	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.15	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.16	Amendment to Agreement of Sale dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.17	Asset Sale Agreement dated June 30, 2000 by and between Teltronics, Inc. and Harris Corporation. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed July 12, 2000.
10.18	Amended Agreement dated October 30, 2000 between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Teltronics' Form 10-Q filed November 13, 2000.
10.19	Amended and Restated Employment Agreement between the Company and Ewen R. Cameron dated August 31, 2002 Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 13, 2001.
10.20	Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 Filed as Exhibit 10.2 to Teltronics' Form 10-Q field November 13, 2001.
10.21*	Amended, Restated and Consolidated Secured Promissory Note restated as of March 28, 2002 delivered to Harris Corporation.
21*	List of Subsidiaries.
23*	Consent of Independent Certified Public Accountants, Ernst & Young LLP.
____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Writeoffs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	278,000	191,360	---	---	469,860
Year ended December 31, 2000	210,000	89,199	---	(20,699)	278,500
Year ended December 31, 1999	110,000	129,876	--	(29,876)	210,000

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: April 1, 2002	By: /s/ Ewen R. Cameron Ewen R. Cameron President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	April 1, 2002
/s/ Patrick G. Min Patrick G. Min	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	April 1, 2002
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	April 1, 2002
/s/ Carl S. Levine Carl S. Levine	Director	April 1, 2002
/s/ Gregory G. Barr Gregory G. Barr	Director	April 1, 2002
/s/ Richard L. Stevens Richard L. Stevens	Director	April 1, 2002