Form 10-Q
period 2002-03-31
TELTRONICS INC
filed 2002-05-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2002.
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

As of May 10, 2002 there were 5,366,386 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.	3-4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.	6
	Notes to Condensed Consolidated Financial Statements	8-14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-19
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	20
ITEM 2.	CHANGES IN SECURITIES	20
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5.	OTHER INFORMATION	20
ITEM 6A.	EXHIBITS	20
ITEM 6B.	REPORTS ON FORM 8-K	20
SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2002	December 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$235,808	$63,307
Accounts receivable, net of allowance for doubtful accounts of $556,274 at March 31, 2002 and $469,860 at December 31, 2001.	9,704,838	10,021,731
Costs and estimated earnings in excess of billings on uncompleted contracts	1,288,421	638,119
Inventories, net	8,659,128	9,175,567
Prepaid expenses and other current assets	504,333	314,363
Total current assets	20,392,528	20,213,087
Property and equipment, net	4,775,183	5,163,007
Goodwill, net	241,371	241,371
Other intangible assets, net	319,130	335,814
Other assets	278,661	339,569
Total assets	$26,006,873	$26,292,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

	March 31, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$4,483,709	$4,550,645
Current portion of capital lease obligations	47,780	79,497
Accounts payable	6,104,634	6,181,434
Billings in excess of costs and estimated earnings on uncompleted contracts	328,124	125,783
Accrued expenses and other current liabilities	3,501,357	2,783,532
Deferred revenue	1,819,053	1,755,421
Total current liabilities	16,284,657	15,476,312
Long-term liabilities:
Long-term debt, net of current portion	8,938,928	9,034,748
Capital lease obligations, net of current portion	234	963
Other long-term liability	---	3,744,355
Total long-term liabilities	8,939,162	12,780,066
Commitments and contingencies
Shareholders' equity (deficiency):
Common stock, $.001 par value, 40,000,000 shares authorized, 5,275,755 and 5,105,844 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	5,276	5,106
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	40	---
Additional paid-in capital	23,407,830	19,277,099
Accumulated other comprehensive loss	(3,186)	(2,941)
Accumulated deficit	(22,627,019)	(21,242,907)
Total shareholders' equity (deficiency)	783,054	(1,963,530)
Total liabilities and shareholders' equity (deficiency)	$26,006,873	$26,292,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net Sales
Product sales and installation	$11,759,865	$16,597,660
Maintenance and service	1,913,153	1,652,810
	13,673,018	18,250,470
Cost of goods sold	8,182,801	11,897,180
Gross profit	5,490,217	6,353,290
Operating expenses:
General and administrative	1,438,221	1,551,607
Sales and marketing	3,488,014	3,335,628
Research and development	1,115,371	1,535,790
Depreciation and amortization	349,786	437,326
	6,391,392	6,860,351
Loss from operations	(901,175)	(507,061)
Other expenses:
Interest	(370,327)	(421,398)
Financing	(45,598)	(78,651)
Litigation costs	(15,500)	---
Other	(2,362)	(35,160)
	(433,787)	(535,209)
Loss before income taxes	(1,334,962)	(1,042,270)
Income taxes	(6,891)	(5,151)

Net loss	(1,341,853)	(1,047,421)

Dividends on Preferred Series B and C Convertible stock	42,259	37,875

Net loss available to common shareholders	$(1,384,112)	$(1,085,296)

Net loss per share:
Basic	$(0.26)	$(0.23)
Diluted	$(0.26)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(1,341,853)	$(1,047,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	86,414	(2,500)
Provision for obsolete inventories	150,000	56,835
Depreciation and amortization	533,739	576,608
Amortization of other intangible assets	16,684	25,754
Amortization of deferred financing costs and other assets	21,200	21,000
Shares issued for 401(k) match	56,850	61,074
Changes in operating assets and liabilities:
Accounts receivable	230,479	(8,437,983)
Net increase in costs and estimated earnings in excess of billings on uncompleted contracts	(447,961)	---
Inventories	366,439	(971,903)
Prepaid expenses and other current assets	(189,970)	(424,527)
Accounts payable	(76,800)	4,892,803
Accrued expenses and other current liabilities	969,086	951,114
Deferred revenue	63,632	9,545,165
Net cash flows provided by operating activities	437,939	5,246,019
INVESTING ACTIVITIES:
Acquisition of property and equipment	(145,915)	(254,181)
Proceeds from sale of assets	---	899
Decrease in other assets	39,708	89,151
Net cash flows used in investing activities	(106,207)	(164,131)
FINANCING ACTIVITIES:
Net repayments on line of credit	(184,356)	(4,211,529)
Net principal repayments on loans, notes and leases	(10,846)	(845,806)
Dividends paid on Preferred Series B Convertible stock	(37,875)	(37,875)
Proceeds from issuance of common stock	74,091	---
Net cash used in financing activities	(158,986)	(5,095,210)
Effect of exchange rate changes on cash	(245)	(440)
Net increase (decrease) in cash and cash equivalents	172,501	(13,762)
Cash and cash equivalents - beginning of period	63,307	35,292
Cash and cash equivalents - end of period	$235,808	$21,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of other long-term liability to Preferred Series C Convertible stock	$3,744,355	$	---
Conversion of certain accrued expenses to Preferred Series C Convertible stock	255,645		---
Unpaid dividends on Preferred Series C Convertible stock included in accrued expenses	4,384		---

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - COMPREHENSIVE LOSS

Total comprehensive loss for the three month period ended March 31, 2002 was $1,342,098 comprising net loss of $1,341,853 and a net reduction for foreign currency translation of $245. Total comprehensive loss for the three month period ended March 31, 2001 was $1,047,861 comprising net loss of $1,047,421 and a net reduction for foreign currency translation of $440.

NOTE 3 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of common shares adjusted for potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Potential common shares for 2002 and 2001 were anti-dilutive and were not included in the calculation of diluted net loss per share.

The following table sets forth the unaudited computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2002	2001
Basic
Net loss	$(1,341,853)	$(1,047,421)
Preferred dividends	(42,259)	(37,875)
Net loss available to common shareholders	$(1,384,112)	$(1,085,296)
Weighted average shares outstanding	5,229,992	4,802,804
Net loss per share	$(0.26)	$(0.23)
Diluted
Net loss	$(1,341,853)	$(1,047,421)
Preferred dividends	(42,259)	(37,875)
Net loss available to common shareholders	$(1,384,112)	$(1,085,296)
Weighted average shares outstanding	5,229,992	4,802,804
Net effect of dilutive stock options using the treasury stock method	---	---
Net effect of dilutive warrants using the treasury stock method	---	---
Dilutive potential common shares	5,229,992	4,802,804
Net loss per share	$(0.26)	$(0.23)

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$6,122,105	$5,963,289
Work-in-process	954,830	1,136,911
Finished goods	1,582,193	2,075,367
	$8,659,128	$9,175,567

The reserve for slow moving and obsolete inventories was $1,135,000 and $1,235,000 as of March 31, 2002 and December 31, 2001, respectively.

NOTE 5 - LONG TERM DEBT

Debt consists of the following:
	March 31, 2002	December 31, 2001
	(Unaudited)
Secured promissory note - payable in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 9,196,801	$ 9,196,801

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") entered into an Amendment to the Company's existing Line of Credit Facility and Term Loan. Under the Amendment, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000 and a prepayment penalty is assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. The Company incurred renewal loan fees of $55,000 during 1999. A director of the Company has personally guaranteed a portion of the facility. At March 31, 2002 and December 31, 2001, the Company had $2,525,866 and $2,341,510 available respectively, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	2,974,134	3,158,490
Senior Secured Loan - payable in quarterly interest payments at 12% and initially due April 30, 2000. In May 2000, the Company amended and restated the loan to revise the maturity date to February 13, 2002. The loan was subsequently amended in May 2002 with a revised maturity date of August 13, 2002.	1,000,000	1,000,000
Notes payable to finance companies, payable in monthly installments of $3,217 with interest at 5%. The notes mature through December 2006 and are collateralized by vehicles.	180,955	160,752
Notes payable - officer, payable upon demand with interest accruing at 8% per annum.	70,747	69,350
Total	13,422,637	13,585,393
Less current portion	4,483,709	4,550,645
Long-term portion	$ 8,938,928	$ 9,034,748

The Company maintains a promissory note ("Note") to the Harris Corporation ("Harris") related to the acquisition of the 20-20® Product Line, which was amended August 17, 2000 to extend the maturity to September 29, 2000 and was further amended on October 30, 2000. Under this agreement, the principal and capitalized interest total was stated at $7,096,623, the due date was extended to December 31, 2000 and the interest rate was changed to 10.5%, effective October 4, 2000 and was to be paid monthly starting November 1, 2000.

In March 2001, Harris and the Company reached an understanding to further amend the Note owed by the Company to Harris. Pending execution of the contemplated restructuring, Harris and the Company agreed that the principal of the Note would be increased by an additional amount of $2,642,941 to reflect the aggregate payables owed by the Company to Harris for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company; the maturity date of the Note was extended to April 30, 2002; and interest only payments at a rate of 10.5% per annum commenced in May 2001. A principal payment of $500,000 was made in September of 2001.

This Note was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. This amount was classified within accrued expenses and other current liabilities as of December 31, 2001. Monthly payments of $96,805 in principal and interest commence in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 will be due. The interest rate was changed to 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock.

The Note is secured by a first lien on certain of the acquired assets and a lien on the Company's other assets.

The Preferred Series C Convertible stock provides for a $10 per share annual dividend payable quarterly beginning May 15, 2002. The dividend increases to $20 beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company's Common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time at 100% of the face value plus accrued and unpaid dividends.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova Mezzanine Capital Corp. ("Finova") and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note ("Note"). Under the terms of the Note, monthly principal and interest payments of $35,000 are required commencing May 1, 2002 until August 13, 2002 at which time all outstanding principal and interest is due. The interest rate remained unchanged at 12%. The Holder of the Loans previously received 890,000 warrants to purchase the Company's Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant ("Warrant") that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. The Note contains certain covenants.

As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company will be recording a deferred financing fee of approximately $160,000 in May 2002. This fee will then be expensed as a financing cost in our condensed consolidated statements of operations in the three month periods ending June 30, 2002 and September 30, 2002, in the amounts of approximately $91,000 and $69,000, respectively.

The covenants in the Secured Promissory Note, Loan and Security Agreement and the Senior Secured Loans restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates. The Company is in compliance with the terms of the above covenants.

NOTE 6 - SHAREHOLDERS' EQUITY

The total number of shares of all classes of capital stock, which the Company has the authority to issue is 50,000,000 shares divided into three classes of which 5,000,000 shares, par value $.001 per share are designated Preferred stock, 40,000,000 shares, par value $.001 per share are designated Common stock and 5,000,000 shares, par value $.001 per share, are designated Non-Voting Common stock.

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

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified. Commencing February 26, 2002, the annual dividend rate increased from $12 per share to $16 per share, payable quarterly. The annual dividend rate will increase to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company's Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with the amendment and restatement of the Note. The Preferred Series B Convertible stock can be called by the Company only if the twenty-day average bid price of the Company's common stock exceeds $5.50 per share. Beginning May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain financial covenants.

The Company issued 40,000 shares of Preferred Series C Convertible stock to Harris Corporation in March 2002 in connection with the Master Restructuring Agreement. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly beginning May 15, 2002. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company's Common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding preferred Series C Convertible stock at any time at 100% of the face value plus accrued and unpaid dividends.

(B) Warrants - In connection with the Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant ("Warrant") that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004.

NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2002	December 31, 2001
	(Unaudited)
Costs incurred on uncompleted contracts	$2,499,273	$770,551
Estimated earnings	935,993	534,505
	3,435,266	1,305,056
Less: Billings to date	2,474,969	792,720
	$960,297	$512,336
Included in accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,288,421	$638,119
Billings in excess of costs and estimated earnings on uncompleted contracts	(328,124)	(125,783)
	$960,297	$512,336

NOTE 8 - GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Under SFAS No. 142, the Company is required to perform a transitional impairment test for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the

Company's reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill, if any, will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The Company is currently evaluating the impact of the transitional goodwill impairment requirements of SFAS No. 142 on its results of operations and financial position.

The following is a summary of net loss and net loss per share for the three months ended March 31, 2001 as adjusted to remove the amortization of goodwill:

Net loss - as reported	$(1,047,421)
Goodwill amortization	5,457
Net loss - adjusted	$(1,041,964)
Basic loss per share of common stock:
Net loss - as reported	$(0.23)
Goodwill amortization	0.01
Net loss - adjusted	$(0.22)
Diluted loss per share of common stock:
Net loss - as reported	$(0.23)
Goodwill amortization	0.01
Net loss - adjusted	$(0.22)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following is a summary of intangible assets at December 31, 2001 and March 31, 2002:

December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Customer List	$ 232,332	$ 76,917	$ 155,415
Patent	239,899	59,500	180,399
Total	$ 472,231	$ 136,417	$ 335,814

March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Customer List	$ 232,332	$ 89,974	$ 142,358
Patent	239,899	63,127	176,772
Total	$ 472,231	$ 153,101	$ 319,130

Amortization expense related to intangible assets was $16,684 and $20,297 for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the years in the five year period ending December 31, 2006 and thereafter is: 2002 - $66,740; 2003 - $66,740; 2004 - $50,396; 2005 - $29,580; 2006 - $14,510; thereafter - $107,848.

NOTE 9 - SEGMENT INFORMATION

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

The following table presents unaudited information about reportable segment operations and assets.

	Three Months Ended March 31,
	2002	2001
Net Sales
Teltronics	$ 13,311,000	$ 18,140,000
Mexico	287,000	---
ISI	75,000	110,000
Total sales	$ 13,673,000	$ 18,250,000
Depreciation and Amortization
Teltronics	$ 523,000	$ 557,000
Mexico	3,000	---
ISI	8,000	20,000
Total depreciation and amortization	$ 534,000	$ 577,000
Interest and Financing Costs
Teltronics	$ 416,000	$ 500,000
Mexico	---	---
ISI	---	---
Total interest and financing costs	$ 416,000	$ 500,000
Segment Profit (Loss)
Teltronics	$ (1,402,000)	$ (656,000)
Mexico	56,000	(89,000)
ISI	11,000	(297,000)
Loss before income taxes	$ (1,335,000)	$ (1,042,000)
Segment Assets
Teltronics	$ 25,615,000	$ 38,743,000
Mexico	334,000	48,000
ISI	58,000	48,000
Total segment assets	$ 26,007,000	$ 38,839,000
Acquisition of Property and Equipment
Teltronics	$ 146,000	$ 233,000
Mexico	---	14,000
ISI	---	7,000
Total acquisition of property and equipment	$ 146,000	$ 254,000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described in the Company's filings with the Securities Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Our critical accounting policies and estimates are as follows:

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

Impairment of Intangible and Long Lived Assets. Intangibles and long-lived assets consist primarily of goodwill and fixed assets. We periodically evaluate the recovery of intangible and long lived assets when impairment indicators are present. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible or long lived assets associated with our business are impaired. Beginning in 2002, the methodology for assessing potential impairments of intangible and long lived assets changed based on new accounting rules issued by the Financial Accounting Standards Board, and related practice implementation issues. The Company has not yet determined the effect of adoption of the new accounting rules on its results of operations and financial position.

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

Results of Operations

The following unaudited tables set forth certain data, expressed as a percentage of revenue, from the Company's condensed consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001

Net sales	100.0%	100.0%
Cost of goods sold	59.8	65.2
Gross profit	40.2	34.8

Operating expenses:
General and administrative	10.5	8.5
Sales and marketing	25.5	18.3
Research and development	8.2	8.4
Depreciation and amortization	2.6	2.4
	46.8	37.6
Loss from operations	(6.6)	(2.8)
Other expenses:
Interest	(2.8)	(2.3)
Financing	(0.3)	(0.4)
Litigation costs	(0.1)	---
Other costs	---	(0.2)
	(3.2)	(2.9)
Loss before income taxes	(9.8)	(5.7)
Income taxes	---	---
Net loss	(9.8)	(5.7)

Net Sales

Net sales decreased 25% for the three month period ended March 31, 2002 from the same period in 2001. The decrease in net sales for 2002 from 2001 is primarily due to a $20 million project with the City of New York Board of Education (the "Board") for which the majority of the work was completed in the first quarter of 2001. We have had strong sales to IBM and the Board during the first quarter of 2002 of approximately $5.0 million that have contributed significantly to our sales in 2002.

Gross Profit Margin

Gross profit margin was 40% for the three month period ended March 31, 2002 as compared to 35% for the same three months of 2001. The increase in gross profit margins reflects a change in certain aspects of our 20-20 Switching Product Line. In 2001, many of the jobs we performed included both cabling and switching and resulted in lower margins due to the overall duration of the projects and the project management required. During late 2001 and early 2002, we were able to separate the cabling and the switching to enable us to more closely monitor the costs for each component and therefore increase the margins.

Operating Expenses

Operating expenses were $6.4 million for the first quarter of 2002 as opposed to $6.9 million for the same quarter in 2001.

The decrease from the first quarter 2001 to the first quarter 2002 in general and administrative expenses of approximately $113,000 is due primarily to the reductions in work force that were implemented during 2001 and the reductions in transition expenses related to the 20-20® Switching Product Line.

The increase in sales and marketing expense of approximately $152,000 for the first quarter of 2002 versus the first quarter of 2001 is attributable to severance benefits accrued for two employees who were terminated during the first quarter of 2002 of approximately $280,000, new personnel in Salt Lake City, Utah and Petaluma, California to initiate our direct sales efforts in those marketplaces in December 2001 and January 2002, which were partially offset by the reductions in work force that were implemented during 2001 and the reductions in transition expenses related to the 20-20® Switching Product Line.

The decrease in research and development from 2002 to 2001 was approximately $420,000 and was a result of the reductions in work force that were implemented during 2001.

Other Expenses

Other expenses were approximately $434,000 in the first quarter of 2002 and $535,000 in the first quarter of 2001. The decrease in other expenses are primarily related to a reduction in interest and financing expense of $84,000.

Liquidity and Capital Resources

Net cash provided by operating activities

Net cash provided by operating activities was approximately $438,000 for the three month period ended March 31, 2002 and was primarily due to a net loss of $1.3 million, non-cash expenses of $865,000, decreases in accounts receivable and inventory of $597,000, an increase in accrued expenses and other current liabilities of $969,000 and partially offset by a net increase in costs and estimated earnings in excess of billings on uncompleted contracts of $448,000. The decrease in accounts receivable is due primarily to collections from the Board of Education during the first quarter of 2002. The decrease in inventories is related to projects completed for the Board of Education and IBM during the first quarter of 2002. The increase in accrued expenses and other current liabilities is due to projects completed for the Board of Education and IBM during the first quarter of 2002 coupled with the accrual of severance benefits for two employees terminated during the first quarter of 2002. The increase in costs and estimated earnings in excess of billings on uncompleted contracts are also related primarily to projects for the Board of Education and The City of New York Department of Corrections that were started and not yet completed at March 31, 2002

Net cash provided by operating activities was approximately $5.2 million for the quarter ended March 31, 2001. The net loss for the quarter of $1.0 million is offset by $739,000 in non-cash expenses. The primary changes in operating assets and liabilities were an increase in accounts receivable of $8.4 million and an increase in inventories of $972,000, which were partially offset by an increase in accounts payable of $4.9 million, an increase in accrued expenses and other current liabilities of $951,000 and an increase in deferred revenue of $9.5 million. The increases in accounts receivable, inventories and deferred revenue were all a result of increased business related to the acquisitions of the Harris 20-20® Switching Product Line and Telident during the first quarter of 2001. The increase in accounts payable and accrued expenses and other current liabilities were due to expenses related to the acquisitions. Accounts payable was higher than normal at March 31, 2001 and throughout 2001 due to transition expenses related primarily to the acquisition of the Harris 20-20® Switching Product Line.

Net cash used in investing activities

Net cash used in investing activities was approximately $106,000 for the three month period ended March 31, 2002. The Company purchased property and equipment of $146,000. This was partially offset by a decrease in other assets of $40,000.

Net cash used in investing activities was approximately $164,000 for the three month period ended March 31, 2001. The net cash flows used in investing activities were a result of acquisitions of property and equipment of $254,000 and a decrease in other assets of $89,000.

Net cash used in financing activities

The net cash used in financing activities for the quarter ended March 31, 2002 was approximately $159,000. The Company had net repayments on its line of credit with The CIT Group of $184,000 and net principal payments of $11,000 primarily related to payments on capital leases. Additionally, we paid dividends on the Series B Preferred stock of $38,000. The Company also received proceeds of $74,000 related to its Employee Stock Purchase Plan.

The net cash used in financing activities for the quarter ended March 31, 2001 was approximately $5.1 million. The Company had net repayments on our line of credit with The CIT Group of $4.2 million. The net principal repayments on loans, notes and leases are primarily related to the repayment of $750,000 to Finova. Additionally, we paid dividends on the Series B Preferred stock of $38,000.

Liquidity

As of March 31, 2002, we had cash and cash equivalents of approximately $236,000, an increase of approximately $173,000 from cash and cash equivalents held as of December 31, 2001. We had working capital of $4.1 million at March 31, 2002 compared to working capital of approximately $4.7 million at December 31, 2001.

As of March 31, 2002, our principal obligations consisted of a note payable to Harris Corporation totaling approximately $9.2 million, of which approximately $404,000 is expected to be paid within the next 12 months, accrued expenses and other current liabilities of $3.5 million and accounts payable of $6.1 million.

We have a credit facility with The CIT Group/Business Credit, Inc. ("CIT") as described in Note 5 to the condensed consolidated financial statements. The credit facility has a maximum available limit of $5.5 million with an interest rate of 2% above prime. The Company had borrowings of approximately $3.0 million at March 31, 2002. The amount available under this credit facility at March 31, 2002 was $2.5 million subject to restrictions based on availability formulas.

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

There have been no changes to the legal proceedings as previously reported on Form 10-K. Management is not aware of the commencement of any new legal proceedings.

ITEM 2.	CHANGES IN SECURITIES
Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5.	OTHER INFORMATION - None
ITEM 6A.	EXHIBITS - None
ITEM 6B.	REPORTS ON FORM 8-K
The Company filed a Form 8-K on February 20, 2002.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

May 15, 2002	/s/ Patrick G. Min Patrick G. Min Vice President and Chief Financial Officer