Form 10-Q
period 2002-06-30
TELTRONICS INC
filed 2002-08-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2002.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 14, 2002 there were 5,513,354 shares of the Registrant's Common Stock outstanding.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 324,292	$ 63,307
Accounts receivable, net of allowance for doubtful accounts of $542,961 at June 30, 2002 and $469,860 at December 31, 2001	9,979,089	10,021,731
Costs and estimated earnings in excess of billings on uncompleted contracts	1,030,459	638,119
Inventories, net	7,904,028	9,175,567
Prepaid expenses and other current assets	527,680	314,363
Total current assets	19,765,548	20,213,087
Property and equipment, net	4,395,938	5,163,007
Goodwill, net	241,371	241,371
Other intangible assets, net	302,445	335,814
Other assets	281,982	339,569
Total assets	$ 24,987,284	$ 26,292,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

	June 30, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$ 4,606,429	$ 4,550,645
Current portion of capital lease obligations	25,969	79,497
Accounts payable	5,313,047	6,181,434
Billings in excess of costs and estimated earnings on uncompleted contracts	348,905	125,783
Accrued expenses and other current liabilities	2,750,380	2,783,532
Deferred revenue	1,861,277	1,755,421
Total current liabilities	14,906,007	15,476,312
Long-term liabilities:
Long-term debt, net of current portion	8,840,010	9,034,748
Capital lease obligations, net of current portion	---	963
Other long-term liability	---	3,744,355
Total long-term liabilities	8,840,010	12,780,066
Commitments and contingencies
Shareholders' equity (deficiency):
Common stock, $.001 par value, 40,000,000 shares authorized, 5,366,386 and 5,105,844 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	5,366	5,106
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	40	---
Additional paid-in capital	23,628,424	19,277,099
Accumulated other comprehensive loss	(19,074)	(2,941)
Accumulated deficit	(22,373,602)	(21,242,907)
Total shareholders' equity (deficiency)	1,241,267	(1,963,530)
Total liabilities and shareholders' equity (deficiency)	$ 24,987,284	$ 26,292,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales
Product sales and installation	$ 14,629,664	$ 24,204,010	$ 26,389,529	$ 40,801,670
Maintenance and service	2,032,128	1,623,558	3,945,281	3,276,368
	16,661,792	25,827,568	30,334,810	44,078,038
Cost of goods sold	10,751,207	17,898,822	19,256,008	30,115,073
Gross profit	5,910,585	7,928,746	11,078,802	13,962,965
Operating expenses:
General and administrative	1,307,768	1,509,158	2,745,989	3,068,542
Sales and marketing	2,491,409	3,167,733	5,657,423	6,241,390
Research and development	934,042	1,615,828	2,049,413	3,153,604
Depreciation and amortization	338,081	396,535	687,867	794,682
	5,071,300	6,689,254	11,140,692	13,258,218
Income (loss) from operations	839,285	1,239,492	(61,890)	704,747

Other income (expense):
Interest	(291,370)	(379,679)	(661,697)	(801,077)
Financing	(118,954)	(96,473)	(164,552)	(175,124)
Litigation costs	---	---	(15,500)	---
Other	(9,444)	14,325	(11,806)	6,849
	(419,768)	(461,827)	(853,555)	(969,352)
Income (loss) before income taxes	419,517	777,665	(915,445)	(264,605)
Income taxes	(7,181)	(6,413)	(14,072)	(11,564)

Net income (loss)	412,336	771,252	(929,517)	(276,169)

Dividends on Preferred Series B and C Convertible stock	158,919	37,875	201,178	75,750
Net income (loss) available to common shareholders	$ 253,417	$ 733,377	$ (1,130,695)	$ (351,919)

Net income (loss) per share:
Basic	$ 0.05	$ 0.15	$ (0.21)	$ (0.07)
Diluted	$ 0.05	$ 0.14	$ (0.21)	$ (0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six Months Ended June 30,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$ (929,517)	$ (276,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	102,106	(22,500)
Provision for obsolete inventories	1,116,049	173,972
Depreciation and amortization	1,056,214	1,122,550
Amortization of other intangible assets and goodwill	33,369	51,508
Amortization of deferred financing costs and other assets	121,018	92,379
Shares issued for 401(k) match	117,334	127,343
Gain on sale of property and equipment	(25,020)	---
Changes in operating assets and liabilities:
Accounts receivable	(59,464)	(4,489,161)
Net increase in costs and estimated earnings in excess of billings on uncompleted contracts	(169,218)	---
Inventories	155,490	727,683
Prepaid expenses and other current assets	(146,185)	(80,711)
Decrease in other assets	29,637	63,961
Accounts payable	(868,387)	5,030,771
Accrued expenses and other current liabilities	163,394	937,856
Deferred revenue	105,856	1,019,487
Net cash flows provided by operating activities	802,676	4,478,969
INVESTING ACTIVITIES:
Acquisition of property and equipment	(289,145)	(965,965)
Proceeds from sale of property and equipment	25,020	899
Net cash flows used in investing activities	(264,125)	(965,066)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	13,699	(2,601,669)
Net repayments on loans, notes and capital leases	(207,144)	(930,235)
Proceeds from issuance of common stock	74,091	132,887
Dividends paid on Preferred Series B and C Convertible stock	(142,079)	(75,750)
Net cash flows used in financing activities	(261,433)	(3,474,767)
Effect of exchange rate changes on cash	(16,133)	(1,065)
Net increase in cash	260,985	38,071
Cash and cash equivalents - beginning of period	63,307	35,292
Cash and cash equivalents - end of period	$ 324,292	$ 73,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)
	Six Months Ended June 30,
	2002	2001

Supplemental noncash financing and investing activities:
Conversion of other long-term liability to Preferred Series C Convertible stock	$ 3,744,355	$ ---
Conversion of certain accrued expenses to Preferred Series C Convertible stock	255,645	---
Unpaid dividends on Preferred Series C Convertible stock included in accrued expenses	59,099	---
Deferred financing fee of $160,200 less amortization expense of $93,068, included in prepaid expenses and other current assets	67,132	---

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

The accompanying condensed consolidated financial statements include the accounts of the Company and is comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics, S.A. de C.V. and its 85% owned subsidiary Interactive Solutions, Inc. ("ISI"). All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$ 412,336	$ 771,252	$ (929,517)	$ (276,169)
Foreign currency translation	(15,888)	(625)	(16,133)	(1,065)
Total comprehensive income (loss)	$ 396,448	$ 770,627	$ (945,650)	$ (277,234)

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares and potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Certain potential common shares for 2002 and 2001 were anti-dilutive and were not included in the calculation of diluted net income (loss) per share.

The following table sets forth the unaudited computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic
Net income (loss)	$ 412,336	$ 771,252	$ (929,517)	$ (276,169)
Preferred dividends	(158,919)	(37,875)	(201,178)	(75,750)
Net income (loss) available to common shareholders	$ 253,417	$ 733,377	$ (1,130,695)	$ (351,919)
Weighted average shares outstanding	5,347,463	4,840,860	5,289,052	4,821,487
Net income (loss) per share	$ 0.05	$ 0.15	$ (0.21)	$ (0.07)
Diluted
Net income (loss)	$ 412,336	$ 771,252	$ (929,517)	$ (276,169)
Preferred dividends	---	---	(201,178)	(75,750)
Net income (loss) available to common shareholders	$ 412,336	$ 771,252	$ (1,130,695)	$ (351,919)
Weighted average shares outstanding	5,347,463	4,840,860	5,289,052	4,821,487
Effect of dilutive securities
Employee stock options	---	261,108	---	---
Convertible preferred stock	2,175,974	459,091	---	---
Dilutive potential common shares	7,523,437	5,561,059	5,289,052	4,821,487
Net income (loss) per share	$ 0.05	$ 0.14	$ (0.21)	$ (0.07)

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$5,521,709	$5,963,289
Work-in-process	1,255,927	1,136,911
Finished goods	1,126,392	2,075,367
	$7,904,028	$9,175,567

The reserve for slow moving and obsolete inventories was $1,924,000 and $1,235,000 as of June 30, 2002 and December 31, 2001, respectively.

NOTE 5 - DEBT

Debt consists of the following:
	June 30, 2002	December 31, 2001
	(Unaudited)
Secured promissory note - payable in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 9,089,611	$ 9,196,801

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Credit Finance, Inc. ("CIT") entered into an Amendment to the Company's existing Line of Credit Facility and Term Loan. Under the Amendment, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000 and a prepayment penalty is assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. The Company incurred renewal loan fees of $55,000 during 1999. A director of the Company has personally guaranteed a portion of the facility. At June 30, 2002 and December 31, 2001, the Company had $2,327,811 and $2,341,510 available respectively, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	3,172,189	3,158,490
Senior Secured Loan - initially payable in quarterly payments at 12% and due April 30, 2000. In May 2000, the Company amended and restated the loan to revise the maturity date to February 13, 2002. The loan was subsequently amended in May 2002 with a revised maturity date of August 13, 2002 with monthly payments of $35,000 commencing May 1, 2002.	909,443	1,000,000
Notes payable to finance companies, payable in monthly installments of $4,200 with interest at 5%. The notes mature through May 2007 and are collateralized by vehicles.	203,025	160,752
Notes payable - officer, payable upon demand with interest accruing at 8% per annum.	72,171	69,350
Total	13,446,439	13,585,393
Less current portion	4,606,429	4,550,645
Long-term portion	$ 8,840,010	$ 9,034,748

The Company maintains a promissory note to Harris Corporation ("Harris") related to the acquisition of the 20-20® Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. This amount was classified within accrued expenses and other current liabilities as of December 31, 2001. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 will be due. The interest is 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock.

The Note is secured by a first lien on certain of the acquired assets and a lien on the Company's other assets.

The Preferred Series C Convertible stock provides for a $10 per share annual dividend payable quarterly beginning May 15, 2002. The dividend increases to $20 beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert the shares of the Preferred Series C to the Company's Common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time at 100% of the face value plus accrued and unpaid dividends.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova Mezzanine Capital Corp. ("Finova") and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note ("Note"). Under the terms of the Note, monthly principal and interest payments of $35,000 are required commencing May 1, 2002 until August 13, 2002 at which time all outstanding principal and interest is due. The interest rate remained unchanged at 12%. The Company is in discussions with Finova regarding restructuring the Note. The Holder of the Loans previously received 890,000 warrants to purchase the Company's Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant ("Warrant") that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. The Note contains certain covenants.

As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company recorded a deferred financing fee of approximately $160,000 in May 2002. This fee will be expensed as a financing cost in our condensed consolidated statements of operations commencing May 1, 2002 through August 13, 2002.

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

NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	June 30, 2002	December 31, 2001
	(Unaudited)
Costs incurred on uncompleted contracts	$3,322,135	$770,551
Estimated earnings	1,754,468	534,505
	5,076,603	1,305,056
Less: Billings to date	4,395,049	792,720
	$681,554	$512,336
Included in accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,030,459	$638,119
Billings in excess of costs and estimated earnings on uncompleted contracts	(348,905)	(125,783)
	$681,554	$512,336

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

Under SFAS No. 142, the Company is required to perform a transitional impairment test for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the Company's reporting units to their respective carrying values, has been completed by June 30, 2002. The Company has concluded that no impairment is required as of January 1, 2002. As required by SFAS No. 142, the Company will perform its annual goodwill impairment test during the fourth quarter of 2002.

The following is a summary of net income (loss) and net income (loss) per share for the three months and six months ended June 30, 2001 as adjusted to remove the amortization of goodwill:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net income (loss) - as reported	$771,252	$(276,169)
Goodwill amortization	5,457	10,914
Net income (loss) - adjusted	$776,709	$(265,255)
Basic income (loss) per share of common stock:
Net income (loss) - as reported	$0.15	$(0.07)
Goodwill amortization	---	---
Net income (loss) - adjusted	$0.15	$(0.07)
Diluted income (loss) per share of common stock:
Net income (loss) - as reported	$0.14	$(0.07)
Goodwill amortization	---	---
Net income (loss) - adjusted	$0.14	$(0.07)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following is a summary of intangible assets at December 31, 2001 and June 30, 2002:

December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Customer list	$ 232,332	$ 76,917	$ 155,415
Patent	239,899	59,500	180,399
Total	$ 472,231	$ 136,417	$ 335,814

June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Customer list	$ 232,332	$ 103,031	$ 129,301
Patent	239,899	66,755	173,144
Total	$ 472,231	$ 169,786	$ 302,445

Amortization expense related to intangible assets was $16,685 and $20,297 for the three months ended June 30, 2002 and 2001, respectively. Amortization expense related to intangible assets was $33,369 and $40,594 for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the years in the five year period ending December 31, 2006 and thereafter is: 2002 - $66,740; 2003 - $66,740; 2004 - $50,396; 2005 - $29,580; 2006 - $14,510; thereafter - $107,848.

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

The following table presents unaudited information about reportable segment operations and assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales
Teltronics	$ 16,458,000	$ 25,270,000	$ 29,769,000	$ 43,410,000
Mexico	120,000	3,000	407,000	3,000
ISI	84,000	555,000	159,000	665,000
Total sales	$ 16,662,000	$ 25,828,000	$ 30,335,000	$ 44,078,000
Depreciation and amortization
Teltronics	$ 515,000	$ 526,000	$ 1,038,000	$ 1,083,000
Mexico	1,000	2,000	4,000	2,000
ISI	6,000	18,000	14,000	38,000
Total depreciation and amortization	$ 522,000	$ 546,000	$ 1,056,000	$ 1,123,000
Interest and financing costs
Teltronics	$ 410,000	$ 476,000	$ 826,000	$ 976,000
Mexico	---	---	---	---
ISI	---	---	---	---
Total interest and financing costs	$ 410,000	$ 476,000	$ 826,000	$ 976,000
Segment profit (loss)
Teltronics	$ 443,000	$ 962,000	$ (959,000)	$ 305,000
Mexico	(59,000)	(179,000)	(3,000)	(268,000)
ISI	36,000	(5,000)	47,000	(302,000)
Income (loss) before income taxes	$ 420,000	$ 778,000	$ (915,000)	$ (265,000)
Segment assets
Teltronics	$ 24,647,000	$ 32,339,000	$ 24,647,000	$ 32,339,000
Mexico	262,000	199,000	262,000	199,000
ISI	78,000	357,000	78,000	357,000
Total segment assets	$ 24,987,000	$ 32,895,000	$ 24,987,000	$ 32,895,000
Acquisition of property and equipment
Teltronics	$ 142,000	$ 629,000	$ 288,000	$ 862,000
Mexico	---	76,000	---	90,000
ISI	1,000	7,000	1,000	14,000
Total acquisition of property and equipment	$ 143,000	$ 712,000	$ 289,000	$ 966,000

NOTE 10 - SUBSEQUENT EVENT

In July 2002, the Company transferred seventy percent ownership of its ISI subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred Stock of ISI. The Series A Preferred Stock are non-voting, non-convertible shares with a stated value of $5,000,000 in the event of liquidation of ISI. The owners of ISI, including the Company as owner of the Series A Preferred Stock and fifteen percent of the voting common stock of ISI, entered into a Stockholder Agreement under which certain transactions involving ISI require the approval of the Company. The Series A Preferred Stock are subject to redemption in certain circumstances at prices based upon percentages of the valuation of ISI from time to time at the time of redemption.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, the ability to comply with the rules for continued quotation on the Over the Counter Bulletin Board and other factors described in the Company's filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Allowance for doubtful accounts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. For all customers, we recognize reserves for bad debts based on the length of time the receivables are past due. We have evaluated our reserves based on the recent downturn in the economy and have increased them as necessary. We may record additional changes to our allowance for doubtful accounts in the future.

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

Impairment of Intangible and Long Lived Assets. Intangibles and long-lived assets consist primarily of goodwill and fixed assets. We periodically evaluate the recovery of intangible and long lived assets when impairment indicators are present. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible or long lived assets associated with our business are impaired. Beginning in 2002, the methodology for assessing potential impairments of intangible and long lived assets changed based on new accounting rules issued by the Financial Accounting Standards Board, and related practice implementation issues. The Company has determined there is no effect of adopting the new accounting rules on its results of operations and financial position.

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

Contingencies and Litigation. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful review of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company's unaudited condensed consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.5%	69.3%	63.5%	68.3%
Gross profit	35.5%	30.7%	36.5%	31.7%

Operating expenses:
General and administrative	7.8%	5.8%	9.0%	7.0%
Sales and marketing	15.0%	12.3%	18.7%	14.1%
Research and development	5.6%	6.3%	6.7%	7.2%
Depreciation and amortization	2.0%	1.5%	2.3%	1.8%
	30.4%	25.9%	36.7%	30.1%
Income (loss) from operations	5.1%	4.8%	(0.2%)	1.6%
Other income (expense):
Interest	(1.8%)	(1.5%)	(2.2%)	(1.8%)
Financing	(0.7%)	(0.4%)	(0.6%)	(0.4%)
Litigation costs	---	---	(0.1%)	---
Other	(0.1%)	0.1%	---	---
	(2.6%)	(1.8%)	(2.9%)	(2.2%)
Income (loss) before income taxes	2.5%	3.0%	(3.1%)	(0.6%)
Income taxes	---	---	---	---
Net income (loss)	2.5%	3.0%	(3.1%)	(0.6%)

Net Sales

Net sales decreased 35% and 31% for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease in net sales for both periods was primarily related to a $20 million project with the City of New York Board of Education (the "Board") that commenced in early 2001 and was substantially completed by June 30, 2001. We have had combined sales to the Board and IBM during the three month period and six month period ended June 30, 2002 of $7.3 million and $11.1 million, respectively.

Gross Profit Margin

Gross profit margin improved by 4.8 percentage points for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001. The projects with the Board in 2001 included both cabling and switching that resulted in lower margins due to the overall duration of the projects and the project management required. We have been able to improve our management by separating the two components within a project, which has improved our margins.

Operating Expenses

Operating expenses decreased $1.6 million and $2.1 million for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001.

General and administrative expenses decreased $201,000 and $323,000 for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases were primarily related to a reduction in the transition expenses related to the 20-20 Switching Product Line in 2001.

Sales and marketing expenses decreased $676,000 and $584,000 for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases resulted primarily from reductions in work force implemented during 2001 that were partially offset by personnel hired in December 2001 and January 2002, for our direct sales efforts in our new marketplaces located in Salt Lake City, Utah and Petaluma, California.

Research and development expenses decreased $682,000 and $1.1 million for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases resulted primarily from reductions in work force implemented during 2001.

Other Expenses

Other expenses decreased $42,000 and $116,000 for the three month period and six month period ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases resulted primarily from reductions in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities

Net cash flows provided by operating activities were $803,000 for the six month period ended June 30, 2002. The $803,000 was comprised of the following items: (1) net loss of $930,000, (2) non-cash expenses of $2,522,000, (3) net increase in operating assets of $190,000, and (3) net decrease in operating liabilities of $599,000. The net decrease in operating liabilities was primarily a result of a decrease in accounts payable of $868,000 caused by projects commencing in 2001 and completed in 2002 for IBM.

Net cash flows provided by operating activities were $4, 479,000 for the six month period ended June 30, 2001. The $4,479,000 was comprised of the following items: (1) net loss of $276,000, (2) non-cash expenses of $1,545,000, (3) net increase in operating assets of $3,778,000, and (4) net increase in operating liabilities of $6,988,000. The net increase in operating assets was primarily a result of an increase in accounts receivable of $4,489,000. The net increase in operating liabilities was primarily a result of an increase in accounts payable and accrued expenses of $5,969,000. The increases in accounts receivable, accounts payable and accrued expenses were caused by the substantial completion of a $20 million project with the City of New York Board of Education as of June 30, 2001.

Net cash flows used in investing activities

Net cash flows used in investing activities were $264,000 for the six month period ended June 30, 2002. The Company acquired property and equipment of $289,000, which was offset by $25,000 of proceeds from the sale of property and equipment.

Net cash flows used in investing activities were $965,000 for the six month period ended June 30, 2002. The Company acquired property and equipment of $966,000, which was offset by $1,000 of proceeds from the sale of property and equipment.

Net cash flows used in financing activities

Net cash flows used in financing activities were $261,000 for the six month period ended June 30, 2002. The $261,000 was comprised of the following items: (1) net borrowings of $14,000 on the line of credit, (2) net repayments of $207,000 on loans, notes and capital leases, (3) proceeds of $74,000 related to the Employee Stock Purchase Plan, and (4) dividends paid of $142,000 on Preferred Series B and C Convertible stock.

Net cash flows used in financing activities were $3,475,000 for the six month period ended June 30, 2001. The $3,475,000 was comprised of the following items: (1) net repayments of $2,602,000 on the line of credit, (2) net repayments of $930,000 on loans, notes and capital leases, (3) proceeds of $133,000 related to the Employee Stock Purchase Plan, and (4) dividends paid of $76,000 on Preferred Series B Convertible stock.

Liquidity

As of June 30, 2002, the Company had cash and cash equivalents of $324,000 as compared to $63,000 as of December 31, 2002. Working capital as of June 30, 2002 and December 31, 2001 was $4,860,000 and $4,737,000, respectively. Principal obligations as of June 30, 2002 were comprised primarily of the following: (1) Promissory note payable to Harris Corporation of $9,100,000 in which $412,000 is expected to be paid within the next twelve months, (2) Bank line of credit payable to The CIT Group/Credit Finance, Inc. ("CIT") of $3,172,000, and (3) Secured loan payable to Finova Mezzanine Capital Corp. of $909,000 that matures on August 13, 2002. The Company is in discussions with Finova regarding extending the maturity date.

The credit facility with CIT is further described in Note 5 to the condensed consolidated financial statements. The credit facility has a maximum available limit of $5,500,000 with interest at prime plus 2%.

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

ITEM 2.	CHANGES IN SECURITIES - None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
ITEM 5.	OTHER INFORMATION - None
ITEM 6A.	EXHIBITS
3	Amended Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on April 29, 2002.
10.1

Third Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered May 2, 2002 by Teltronics, Inc. to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation.

10.2	Amended and Restated Stock Purchase Warrant covering 525,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a/Sirrom Capital Corporation.
10.3	Amended and Restated Stock Purchase Warrant covering 365,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a/Sirrom Capital Corporation.
99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
ITEM 6B.	REPORTS ON FORM 8-K - None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

August 14, 2002	/s/ Patrick G. Min Patrick G. Min Vice President Finance & Chief Financial Officer