Form 10-Q
period 2002-09-30
TELTRONICS INC
filed 2002-11-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2002.
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

As of November 14, 2002 there were 5,731,539 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3-4
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	6-7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 2.	CHANGES IN SECURITIES	22
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM 5.	OTHER INFORMATION	22-23
ITEM 6A.	EXHIBITS	23
ITEM 6B.	REPORTS ON FORM 8-K	23
SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER		24

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 46,115	$ 63,307
Accounts receivable, net of allowance for doubtful accounts of $364,596 at September 30, 2002 and $469,860 at December 31, 2001	8,316,724	10,021,731
Costs and estimated earnings in excess of billings on uncompleted contracts	997,713	638,119
Inventories, net	6,809,804	9,175,567
Prepaid expenses and other current assets	647,305	314,363
Total current assets	16,817,661	20,213,087
Property and equipment, net	4,093,569	5,163,007
Goodwill, net	241,371	241,371
Other intangible assets, net	285,760	335,814
Other assets	283,774	339,569
Total assets	$ 21,722,135	$ 26,292,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

	September 30, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$ 2,687,977	$ 4,550,645
Current portion of capital lease obligations	4,324	79,497
Accounts payable	3,818,661	6,181,434
Billings in excess of costs and estimated earnings on uncompleted contracts	613,602	125,783
Accrued expenses and other current liabilities	2,930,568	2,783,532
Deferred revenue	1,695,903	1,755,421
Total current liabilities	11,751,035	15,476,312
Long-term liabilities:
Long-term debt, net of current portion	8,725,037	9,034,748
Capital lease obligations, net of current portion	---	963
Other long-term liability	21,000	3,744,355
Total long-term liabilities	8,746,037	12,780,066
Commitments and contingencies
Shareholders' equity (deficiency):
Common stock, $.001 par value, 40,000,000 shares authorized, 5,731,539 and 5,105,844 issued and outstanding at September 30, 2002 and December 31, 2001, respectively.	5,732	5,106
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding.	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding.	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding.	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	40	---
Additional paid-in capital	23,739,212	19,277,099
Accumulated other comprehensive loss	(43,160)	(2,941)
Accumulated deficit	(22,476,874)	(21,242,907)
Total shareholders' equity (deficiency)	1,225,063	(1,963,530)
Total liabilities and shareholders' equity (deficiency)	$ 21,722,135	$ 26,292,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales
Product sales and installation	$ 12,106,848	$ 8,471,378	$ 38,496,377	$ 49,273,048
Maintenance and service	2,286,042	1,767,187	6,231,323	5,043,555
	14,392,890	10,238,565	44,727,700	54,316,603
Cost of sales	8,818,823	7,008,312	28,074,831	37,123,385
Gross profit	5,574,067	3,230,253	16,652,869	17,193,218
Operating expenses:
General and administrative	1,161,716	1,511,918	3,907,705	4,580,460
Sales and marketing	2,491,061	2,811,835	8,148,484	9,053,225
Research and development	1,195,073	1,431,591	3,244,486	4,585,195
Depreciation and amortization	362,785	274,478	1,050,652	1,069,160
	5,210,635	6,029,822	16,351,327	19,288,040
Income (loss) from operations	363,432	(2,799,569)	301,542	(2,094,822)

Other income (expense):
Interest	(266,540)	(391,144)	(928,237)	(1,192,222)
Financing	(93,021)	(102,820)	(257,573)	(277,944)
Litigation costs	---	---	(15,500)	---
Other	40,996	(50,981)	29,190	(44,131)
	(318,565)	(544,945)	(1,172,120)	(1,514,297)
Income (loss) before income taxes	44,867	(3,344,514)	(870,578)	(3,609,119)
Provision for income taxes (benefit)	(2,361)	14,240	11,711	25,804

Net income (loss)	47,228	(3,358,754)	(882,289)	(3,634,923)

Dividends on Preferred Series B and C Convertible Stock	150,500	37,875	351,678	113,625
Net loss available to common shareholders	$ (103,272)	$ (3,396,629)	$ (1,233,967)	$ (3,748,548)

Net loss per share:
Basic	$(0.02)	$(0.68)	$(0.23)	$(0.75)
Diluted	$(0.02)	$(0.68)	$(0.23)	$(0.75)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$ (882,289)	$ (3,634,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	(107,079)	(85,680)
Provision for slow moving inventories	1,609,408	233,740
Depreciation and amortization	1,547,664	1,567,651
Amortization of other intangible assets and goodwill	50,054	77,261
Amortization of deferred financing costs	200,150	155,734
Shares issued for 401(k) match	188,629	156,701
Gain on sale of property and equipment	(25,020)	---
Changes in operating assets and liabilities:
Accounts receivable	1,812,086	(4,663,073)
Net decrease in costs and estimated earnings in excess of billings on uncompleted contracts	128,225	---
Inventories	756,355	2,296,242
Prepaid expenses and other current assets	(317,192)	(134,992)
Other assets	21,095	63,962
Accounts payable	(2,362,773)	4,099,493
Accrued expenses and other current liabilities	343,582	1,169,935
Deferred revenue	(59,518)	822,498
Net cash flows provided by operating activities	2,903,377	2,124,549
INVESTING ACTIVITIES:
Acquisition of property and equipment	(478,226)	(1,155,900)
Proceeds from sale of property and equipment	25,020	899
Net cash flows used in investing activities	(453,206)	(1,155,001)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(1,767,590)	14,196
Net repayments on loans, notes and capital leases	(480,925)	(1,015,170)
Proceeds from issuance of common stock	113,950	183,301
Dividends paid on Preferred Series B and C Convertible Stock	(292,579)	(113,625)
Net cash flows used in financing activities	(2,427,144)	(931,298)
Effect of exchange rate changes on cash	(40,219)	(2,003)
Net increase (decrease) in cash and cash equivalents	(17,192)	36,247
Cash and cash equivalents - beginning of period	63,307	35,292
Cash and cash equivalents - end of period	$ 46,115	$ 71,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Supplemental noncash financing and investing activities:
Conversion of other long-term liability to Preferred Series C Convertible stock	$ 3,744,355	$ ---
Conversion of certain accrued expenses to Preferred Series C Convertible stock	255,645	---
Unpaid dividends on Preferred Series C Convertible stock included in accrued expenses	59,099	---
Deferred financing fee of $21,000 less amortization expense of $5,250, included in prepaid expenses and other current assets	15,750	--
Deferred financing fee of $160,200 included in amortization of deferred financing costs, as a result of modifying terms of certain warrants	---	---

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

The accompanying condensed consolidated financial statements include the accounts of the Company and are comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics, S.A. de C.V. In July 2002, the Company sold ownership of its Interactive Solutions, Inc. ("ISI") subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI, which were pledged as collateral to Finova Mezzanine Capital Inc. (see Note 5). In connection with the sale of ISI, the Company's ownership of ISI was reduced from 85% to 15%. Management of the Company has determined the value of the Series A Preferred stock to not be material, as a result, no gain on the sale of ISI was recognized. The Company's sale of ISI enables the Company to focus on our core business. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$ 47,228	$ (3,358,754)	$ (882,289)	$ (3,634,923)
Foreign currency translation	(24,086)	(938)	(40,219)	(2,003)
Total comprehensive income (loss)	$ 23,142	$ (3,359,692)	$ (922,508)	$ (3,636,926)

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

The following table sets forth the unaudited computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic
Net income (loss)	$ 47,228	$ (3,358,754)	$ (882,289)	$ (3,634,923)
Preferred dividends	(150,500)	(37,875)	(351,678)	(113,625)
Net loss available to common shareholders	$ (103,272)	$ (3,396,629)	$ (1,233,967)	$ (3,748,548)
Weighted average shares outstanding	5,577,152	5,012,622	5,384,481	4,999,189
Net loss per share	$ (0.02)	$ (0.68)	$ (0.23)	$ (0.75)
Diluted
Net income (loss)	$ 47,228	$ (3,358,754)	$ (882,289)	$ (3,634,923)
Preferred dividends	(150,500)	(37,875)	(351,678)	(113,625)
Net loss available to common shareholder	$ (103,272)	$ (3,396,629)	$ (1,233,967)	$ (3,748,548)
Weighted average shares outstanding	5,577,152	5,012,622	5,384,481	4,999,189
Effect of dilutive securities
Employee stock options	---	---	---	---
Convertible preferred stock	---	---	---	---
Dilutive potential common shares	5,577,152	5,012,622	5,384,481	4,999,189
Net loss per share	$ (0.02)	$ (0.68)	$ (0.23)	$ (0.75)

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$ 4,627,581	$ 5,963,289
Work-in-process	690,849	1,136,911
Finished goods	1,491,374	2,075,367
	$ 6,809,804	$ 9,175,567

The reserve for slow moving inventories was $2,270,000 and $1,235,000 as of September 30, 2002 and December 31, 2001, respectively.

NOTE 5 - DEBT

Debt consists of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
Secured promissory note - payable to Harris Corporation in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,980,265	$ 9,196,801

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Business Credit, Inc. entered into an Amendment to the Company's existing Line of Credit Facility and Term Loan. Under the Amendment, the interest rate is 2.0% above prime rate, maximum availability is $5,500,000 and a prepayment penalty is assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. A director of the Company has personally guaranteed a portion of the facility. At September 30, 2002, the Company had $2,138,436 available pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas. The Bank line of credit was subsequently amended on October 16, 2002, as further described in Note 10.

	1,390,900	3,158,490
Senior Secured Promissory Note - On September 30, 2002, the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note with a revised maturity date of August 13, 2003, interest at 14% and monthly principal and interest payments of $55,000, commencing October 1, 2002.	830,964	1,000,000
Notes payable to finance companies, payable in monthly installments of $4,200 with interest at 5%. The notes mature through May 2007 and are collateralized by vehicles.	210,885	160,752
Notes payable - officer, payable upon demand with interest accruing at 8% per annum.	---	69,350
Total	11,413,014	13,585,393
Less current portion	2,687,977	4,550,645
Long-term portion	$ 8,725,037	$ 9,034,748

The Company maintains a promissory note to Harris Corporation ("Harris") related to the acquisition of the 20-20® Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. This amount was classified within accrued expenses and other current liabilities as of December 31, 2001. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 will be due. The interest rate is 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock.

The Note is secured by a first lien on certain of the acquired assets and a lien on the Company's other assets.

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova Mezzanine Capital Corp. ("Finova") and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note. On September 30, 2002, Finova and the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note ("Note"). Under the terms of the Note, monthly principal and interest payments of $55,000 are required commencing October 1, 2002 until August 13, 2003 at which time all outstanding principal and interest is due. The interest rate was increased from 12% to 14%.

The Holder of the Loans previously received 890,000 warrants to purchase the Company's Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant ("Warrant") that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. The Note contains certain covenants.

As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company recorded a deferred financing fee of approximately $160,000 in May 2002. This fee was expensed as a financing cost in our condensed consolidated statements of operations from May 1, 2002 through August 13, 2002.

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

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified. On February 26, 2002, the annual dividend rate increased from $12 per share to $16 per share, payable quarterly. The annual dividend rate will increase to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company's Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with the Third Amended and Restated Senior Secured Promissory Note. In May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain financial covenants.

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

(B)   Warrants - In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant ("Warrant") that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004.

NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2002	December 31, 2001
	(Unaudited)
Costs incurred on uncompleted contracts	$ 3,898,817	$ 770,551
Estimated earnings	2,308,092	534,505
	6,206,909	1,305,056
Less: Billings to date	5,822,798	792,720
	$ 384,111	$ 512,336
Included in accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 997,713	$ 638,119
Billings in excess of costs and estimated earnings on uncompleted contracts	(613,602)	(125,783)
	$ 384,111	$ 512,336

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

Under SFAS No. 142, the Company is required to perform a transitional impairment test for its goodwill as of the date of adoption. Step one of the transitional goodwill impairment test, which compares the fair values of the Company's reporting units to their respective carrying values, was completed by June 30, 2002. The Company has concluded that no impairment is required as of January 1, 2002. The Company will perform its annual goodwill impairment test during the fourth quarter of 2002.

The following is a summary of net loss and net loss per share for the three months and nine months ended September 30, 2001 as adjusted to remove the amortization of goodwill:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss - as reported	$(3,358,754)	$(3,634,923)
Goodwill amortization	5,457	16,370
Net loss - adjusted	$(3,353,297)	$(3,618,553)
Basic loss per share of common stock:
Net loss - as reported	$(0.68)	$(0.75)
Goodwill amortization	---	---
Net loss - adjusted	$(0.68)	$(0.75)
Diluted loss per share of common stock:
Net loss - as reported	$(0.68)	$(0.75)
Goodwill amortization	---	---
Net loss - adjusted	$(0.68)	$(0.75)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following is a summary of intangible assets at December 31, 2001 and September 30, 2002:

December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Customer list	$ 232,332	$ 76,917	$ 155,415
Patent	239,899	59,500	180,399
Total	$ 472,231	$ 136,417	$ 335,814

September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Customer list	$ 232,332	$ 116,088	$ 116,244
Patent	239,899	70,383	169,516
Total	$ 472,231	$ 186,471	$ 285,760

Amortization expense related to intangible assets was $16,685 and $20,297 for the three months ended September 30, 2002 and 2001, respectively. Amortization expense related to intangible assets was $50,054 and $60,891 for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the years in the five year period ending December 31, 2006 and thereafter is: 2002 - $66,740; 2003 - $66,740; 2004 - $50,396; 2005 - $29,580; 2006 - $14,510; thereafter - $107,848.

NOTE 9 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, ISI and Mexico. As further described in Note 1, ISI was sold in July 2002. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same. Intersegment sales and transfers are recorded at Teltronics' cost plus a normal margin for electronic manufacturing. Company management evaluates performance based on segment profit, which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents unaudited information about reportable segment operations and assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales
Teltronics	$ 14,184,000	$ 9,322,000	$ 43,953,000	$ 52,732,000
Mexico	181,000	587,000	588,000	590,000
ISI	28,000	330,000	187,000	995,000
Total net sales	$ 14,393,000	$ 10,239,000	$ 44,728,000	$ 54,317,000
Depreciation and amortization
Teltronics	$ 483,000	$ 441,000	$ 1,521,000	$ 1,531,000
Mexico	3,000	1,000	7,000	3,000
ISI	6,000	3,000	20,000	34,000
Total depreciation and amortization	$ 492,000	$ 445,000	$ 1,548,000	$ 1,568,000
Interest and financing costs
Teltronics	$ 360,000	$ 494,000	$ 1,186,000	$ 1,470,000
Mexico	---	---	---	---
ISI	---	---	---	---
Total interest and financing costs	$ 360,000	$ 494,000	$ 1,186,000	$ 1,470,000
Segment profit (loss)
Teltronics	$ 69,000	$ (3,344,000)	$ (891,000)	$ (3,038,000)
Mexico	(7,000)	111,000	(10,000)	(157,000)
ISI	(17,000)	(112,000)	30,000	(414,000)
Income (loss) before income taxes	$ 45,000	$ (3,345,000)	$ (871,000)	$ (3,609,000)
Segment assets
Teltronics	$ 21,550,000	$ 30,690,000	$ 21,550,000	$ 30,690,000
Mexico	133,000	201,000	133,000	201,000
ISI	39,000	321,000	39,000	321,000
Total segment assets	$ 21,722,000	$ 31,212,000	$ 21,722,000	$ 31,212,000
Acquisition of property and equipment
Teltronics	$ 189,000	$ 186,000	$ 478,000	$ 1,095,000
Mexico	---	---	---	43,000
ISI	---	4,000	---	18,000
Total acquisition of property and equipment	$ 189,000	$ 190,000	$ 478,000	$ 1,156,000

NOTE 10 - SUBSEQUENT EVENTS

On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with The CIT Group/Business Credit, Inc. ("CIT"). This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ending December 31, 2002 and 2003. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT. The Company incurred an annual renewal loan fee of $55,000 with respect to this Amendment.

On October 31, 2002, the Company and Tri-Link Technologies Inc. ("Tri-Link") entered into an Agreement of Purchase and Sale ("Agreement") with a closing date on the earlier of May 1, 2003 or the fifth business day following the earliest day on which Tri-Link and the Company have agreed in writing that the Developed Vortex Technology fully meets the specifications outlined in the Agreement. The Agreement includes voice over internet protocol ("VoIP") technology that is in the development stage. The Company will continue the development of this technology and expects to release a VoIP product during the second quarter of next year.

The Company will be acquiring the existing Vortex Technology, the Developed Vortex Technology, and all tangible and intangible assets associated with the existing Vortex Technology and the Developed Vortex Technology.

The consideration for the assets to be purchased from Tri-Link will be $2,500,000, of which $250,000 will be paid at closing with the remaining balance of $2,225,000 being paid in quarterly installments of $187,500 with interest at 6.5%. Tri-Link shall be entitled, at its sole option, to convert at any time and from time to time, increments of not less than $250,000 of the balance of the purchase price then remaining unpaid into shares of the Company's voting common stock at the rate of $1.00 per share. The total of all amounts that can be converted is $750,000.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

  Performance of Construction-Type Contracts. The Company's policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). SOP 81-1 provides two generally accepted methods of accounting for construction or production type contracts: (1) the percentage of completion method and (2) the completed contract method. The determination of which of the two methods is preferable should be based on a careful evaluation of circumstances because the two methods should not be acceptable alternatives for the same circumstances.

  The percentage of completion method recognizes revenue and related costs as work on a contract progresses.

  The completed contract method recognizes revenue and related costs when the contract is completed and all costs and related revenues are reported as deferred items in the balance sheet until that time.

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

  In applying this policy, estimates of project installation cost and the percentage of work completed are updated on a monthly basis for each school. To the extent that billings exceed recognized revenues, deferred revenue is established. To the extent actual costs incurred are less than or greater than recognized expenses, accrual or prepaid balances are established. The Company evaluates each construction-type contract to determine the appropriate method of accounting.

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

Slow moving inventory. We write down our slow moving inventory equal to the difference between the carrying value of the inventory and the estimated market value based on assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company's unaudited condensed consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3%	68.5%	62.8%	68.3%
Gross profit	38.7%	31.5%	37.2%	31.7%

Operating expenses:
General and administrative	8.1%	14.8%	8.7%	8.4%
Sales and marketing	17.3%	27.5%	18.2%	16.7%
Research and development	8.3%	14.0%	7.3%	8.4%
Depreciation and amortization	2.5%	2.7%	2.3%	2.0%
	36.2%	59.0%	36.5%	35.5%
Income (loss) from operations	2.5%	(27.5%)	0.7%	(3.8%)
Other income (expense):
Interest	(1.9%)	(3.8%)	(2.1%)	(2.2%)
Financing	(0.6%)	(1.0%)	(0.6%)	(0.5%)
Litigation costs	---	---	---	---
Other	0.3%	(0.5%)	0.1%	(0.1%)
	(2.2%)	(5.3%)	(2.6%)	(2.8%)
Income (loss) before income taxes	0.3%	(32.8%)	(1.9%)	(6.6%)
Provision for income taxes (benefit)	---	---	---	---
Net income (loss)	0.3%	(32.8%)	(1.9%)	(6.6%)

Net Sales

Net sales increased 41% for the three month period ended September 30, 2002, as compared to the same period in 2001. Net sales decreased 18% for the nine month period ended September 30, 2002, as compared to the same period in 2001. As noted in our Critical Accounting Policies, certain projects are accounted for on the percentage of completion or completed contract method. The $20 million project with the City of New York Board of Education (the "Board") that commenced in early 2001 was accounted for on the percentage of completion method. This project was also substantially completed by June 30, 2001. In 2002, the projects with the Board have extended over a longer period of time than the $20 million project in 2001. In addition, there were projects with IBM in 2002 that were accounted for on the completed contract method. These projects with IBM also extend over a period of time in which net sales are not recognized until completion or acceptance of the projects. The slow-down in the telecommunication market and the timing of net sales for projects on the percentage of completion and completed contract method with the Board and IBM are the primary factors for the fluctuation in net sales for the three month period and nine month period ended September 30, 2002, as compared to the same periods in 2001. During the three month period and nine month period ended September 30, 2002, net combined sales to the Board and IBM totaled $4.9 million and $16.0 million, respectively.

Gross Profit Margin

The improvement in our gross profit margin is due to changes in product mix and an improvement in our project management over those projects that require more attention due to the extended nature of the project.

Operating Expenses

Operating expenses decreased $819,000 and $2.9 million for the three month period and nine month period ended September 30, 2002, respectively, as compared to the same periods in 2001.

General and administrative expenses decreased $350,000 and $673,000 for the three month period and nine month period ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases were primarily related to a reduction in the operating expenses related to the 20-20 Switching Product Line in 2001.

Sales and marketing expenses decreased $321,000 and $905,000 for the three month period and nine month period ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases were a result of the reductions in work force implemented during 2001 and reduced commissions in 2002 that were partially offset by personnel hired in December 2001 and January 2002, for our direct sales efforts in our new marketplaces located in Salt Lake City, Utah and Petaluma, California.

Research and development expenses decreased $237,000 and $1.3 million for the three month period and nine month period ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases were primarily due to the reductions in work force implemented during 2001 that were partially offset by costs associated with developing new products.

Other Expenses

Other expenses decreased $226,000 and $342,000 for the three month period and nine month period ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases resulted primarily from reductions in interest expense due to prime rate reductions and overall decrease in debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities

Net cash flows provided by operating activities were $2.9 million for the nine month period ended September 30, 2002. The $2.9 million was comprised of the following items: (1) net loss of $882,000, (2) non-cash expenses of $3.5 million, (3) net increase in operating assets of $2.4 million, and (4) net decrease in operating liabilities of $2.1 million. The net increase in operating assets was primarily a result of a decrease in accounts receivable of $1.8 million. The net decrease in operating liabilities was primarily a result of a decrease in accounts payable of $2.4 million caused by projects commencing in 2001 and completed in 2002 for IBM and improved cash flow as a result of the reduction in accounts receivable.

Net cash flows provided by operating activities were $2.1 million for the nine month period ended September 30, 2001. The $2.1 million was comprised of the following items: (1) net loss of $3.6 million, (2) non-cash expenses of $2.1 million, (3) net decrease in operating assets of $2.4 million, and (4) net increase in operating liabilities of $6.1 million. The net decrease in operating assets was primarily a result of an increase in accounts receivable of $4.7 million, which was partially offset by a decrease in inventories of $2.3 million. The net increase in operating liabilities was primarily a result of an increase in accounts payable of $4.1 million and accrued expenses of $1.2 million. The increases in accounts receivable, accounts payable and accrued expenses were caused by the substantial completion of a $20 million project with the City of New York Board of Education as of June 30, 2001.

Net cash flows used in investing activities

Net cash flows used in investing activities were $453,000 for the nine month period ended September 30, 2002. The Company acquired property and equipment of $478,000, which was offset by $25,000 of proceeds from the sale of property and equipment.

Net cash flows used in investing activities were $1.2 million for the nine month period ended September 30, 2001. The Company acquired property and equipment of $1.2 million.

Net cash flows used in financing activities

Net cash flows used in financing activities were $2.4 million for the nine month period ended September 30, 2002. The $2.4 million was comprised of the following items: (1) net repayments of $1.8 million on the line of credit, (2) net repayments of $481,000 on loans, notes and capital leases, (3) proceeds of $114,000 related to the Employee Stock Purchase Plan, and (4) dividends paid of $293,000 on Preferred Series B and C Convertible stock.

Net cash flows used in financing activities were $931,000 for the nine month period ended September 30, 2001. The $931,000 was comprised of the following items: (1) net borrowings of $14,000 on the line of credit, (2) net repayments of $1.0 million on loans, notes and capital leases, (3) proceeds of $183,000 related to the Employee Stock Purchase Plan, and (4) dividends paid of $114,000 on Preferred Series B Convertible stock.

Liquidity

As of September 30, 2002, the Company had cash and cash equivalents of $46,000 as compared to $63,000 as of December 31, 2001. Working capital as of September 30, 2002 and December 31, 2001 was $5,067,000 and $4,737,000, respectively. Principal obligations as of September 30, 2002 were comprised primarily of the following items: (1) Promissory note payable to Harris Corporation of $8,980,000 in which $420,000 is expected to be paid within the next twelve months, (2) Bank line of credit payable to CIT of $1,391,000, and (3) Senior Secured Promissory Note payable to Finova of $831,000 that matures on August 13, 2003.

The credit facility with CIT is further described in Note 5, as well as Note 10 with respect to the Amendment executed on October 16, 2002, to the unaudited condensed consolidated financial statements.

We believe that our cash balances and the cash flows generated by operations should be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, since our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, our ability to generate positive cash flows from operations may be jeopardized. As a result, we may require additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests. In addition, if our cash flows were to substantially decrease, our long-lived assets or goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We anticipate that our cash requirements for investing activities for the remainder of 2002 should not be significant.

The Company has engaged the investment banking firm of Atlantic American Capital Advisors, LLC, as financial advisor to assist the Company in developing and exploring strategic opportunities, which may include raising capital, mergers, acquisitions, strategic partnerships or joint ventures, and various other services, all ultimately designed to maximize shareholder value. There can be no assurances that any strategic alternative will be consummated.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no changes to the legal proceedings as previously reported on Form 10-K. Management is not aware of the commencement of any new legal proceedings.

ITEM 2.     CHANGES IN SECURITIES - None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on August 13, 2002, the stockholders of the Company:

  Elected the following directors to serve until the 2003 annual meeting of the stockholders:

  Norman R. Dobiesz (5,011,900 Common stock votes and all of the Series A Preferred in favor, 35,527 votes withheld); Ewen R. Cameron (5,011,900 Common stock votes and all of the Series A Preferred in favor, 35527 votes withheld); Carl S. Levine (5,012,833 Common stock votes and all of the Series A Preferred in favor, 34,594 votes withheld); Gregory G. Barr ((5,012,833 Common stock votes and all of the Series A Preferred in favor, 34,594 votes withheld) and Richard L. Stevens (5,011,833 Common stock votes and all of the Series A Preferred in favor, 35,594 votes withheld).

  Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year with 4,986,076 Common stock votes and all of the Series A Preferred in favor, 45,198 votes opposed and 16,153 abstentions.

  Ratified the Amendment to the Company's Employee Stock Purchase Plan with 2,312,129 Common stock votes and all of the Series A Preferred in favor, 143,295 votes opposed and 17,294 abstentions.

ITEM 5.     OTHER INFORMATION

CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

          We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date").

          Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)     Changes in Internal Controls.

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 6A.     EXHIBITS

10.1	Employment Agreement between the Company and Patrick G. Min dated September 9, 2002.
10.2	Employment Agreement between the Company and Robert B. Ramey dated September 9, 2002.
10.3	Thirteenth Amendment to Loan and Security Agreement dated October 16, 2002 between The CIT Group/Business Credit, Inc. and Teltronics, Inc.
10.4

First Amendment to Loan and Security Agreement, Fourth Amended and Restated Senior Secured Promissory Note and Pledge and Security Agreement dated September 30, 2002 between Finova Mezzanine Capital Inc. and Teltronics, Inc.

10.5	Agreement of Purchase and Sale of Vortex Technology dated October 31, 2002 between Tri-Link Technologies Inc. and Teltronics, Inc.
99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

ITEM 6B.     REPORTS ON FORM 8-K - None

SIGNATURES, AND CERTIFICATIONS
OF THE CHIEF EXECUTIVE OFFICER
AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 5 of Part II of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

November 14, 2002	/s/ Patrick G. Min Patrick G. Min Vice President Finance and Chief Financial Officer

CERTIFICATIONS

I, Ewen R. Cameron, certify that:

  I have reviewed this quarterly report on Form 10-Q of Teltronics, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Ewen R. Cameron Ewen R. Cameron President and Chief Executive Officer

CERTIFICATIONS

I, Patrick G. Min, certify that:

  I have reviewed this quarterly report on Form 10-Q of Teltronics, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Patrick G. Min Patrick G. Min Vice President Finance and Chief Financial Officer