Form 10-K
period 2002-12-31
TELTRONICS INC
filed 2003-03-31
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


For the transition period from ____________________ to ______________________

Commission File Number:       0-17893
                           -----------------

                                TELTRONICS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                         59-2937938
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or organization)

   2150 Whitfield Industrial Way,  Sarasota, Florida              34243
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)
------------------

     Issuer's telephone number, including area code:      (941) 753-5000
--------------------------------------------------------------------------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12-b-2.)      Yes   [   ]       No    [ X ]

The aggregate market value on the OTC Bulletin Board of the Registrant's common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics' most recently completed second fiscal quarter (June 28, 2002), was approximately $1,717,244. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


As of March 24, 2003, 5,930,241 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 60-61.

                                TABLE OF CONTENTS


PART I
        ITEM 1.      BUSINESS                                                  3
        ITEM 2.      PROPERTIES                                               10
        ITEM 3.      LEGAL PROCEEDINGS                                        10
        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY              10
                     HOLDERS - Not Applicable
PART II
        ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                              11
        ITEM 6.      SELECTED FINANCIAL DATA                                  13
        ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            14
        ITEM 8.      FINANCIAL STATEMENTS                                     22
        ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE                      46
PART III
        ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       47
        ITEM 11.     EXECUTIVE COMPENSATION                                   49
        ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS          52
                     AND MANAGEMENT
        ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           54
        ITEM 14.     CONTROLS AND PROCEDURES                                  54
PART IV
        ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K                                      55
SIGNATURES                                                                    57

CERTIFICATIONS                                                                58

                                     PART I
                                     ------

ITEM 1.     BUSINESS

         References in this report to the "Company," "Teltronics," "we," "our" or "us" mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Annual Report on Form 10-K are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described in the Company's filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

         Teltronics, Inc., a Delaware corporation, designs, installs, develops, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

         On May 18, 2000, the Company acquired substantially all of the assets of Telident, Inc., a Minnesota corporation engaged in the design, manufacture and marketing of hardware and software systems utilizing enhanced 911 network technology to communicate with public safety 911 contact points. The Company markets these products to a wide variety of businesses, including colleges, universities, nursing homes, hospitals, government offices, primary and secondary educational institutions, and hospitality establishments. See Business
- Teltronics Segment - Emergency Response Systems.

         On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights related to the 20-20(R) switching system and associated products of the Communications Products Division ("CPD") of Harris Corporation ("Harris"). The 20-20 product is a digital switch capable of supporting up to 9,600 ports/desktops. See Business - Teltronics Segment - Digital Switching Systems.

         In July 2002, the Company sold ownership of its Interactive Solutions, Inc. ("ISI") subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI. In connection with the sale of ISI, the Company's common stock ownership of ISI was reduced from 85% to 15%.

Operating Segments

         Management utilizes criteria provided in Statement of Financial Accounting Standards No. 131 to define its operating segments. This standard defines an operating segment as a component of an enterprise (1) which engages in business activities from which it earns revenues and incurs expenses, (2) whose operating results are regularly reviewed by the enterprises chief operating decision maker ("CODM") and (3) for which discrete financial information is available.

         The Company's operations are classified into three reportable segments, Teltronics, Inc., ISI and Mexico. As further described in Note 1 to the Company's consolidated financial statements, ISI was sold in July 2002. Operating segment data for 2002, 2001 and 2000 are summarized in Note 19 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

Our Strategy

         Because of the downturn in the telecommunications and electronics industries in 2002, we embarked on a series of restructuring and cost-cutting activities to further streamline our operations and activities around our core products in an attempt to strengthen our financial position.

         Our activities included the following: (1) eliminating some marginally profitable or non-strategic business segments, which included selling our ISI business segment in July 2002, (2) assessing our product portfolio and associated research and development ("R&D"), (3) streamlining the rest of our operations to support those reassessments and (4) eliminating positions to reduce personnel costs where appropriate. In making these decisions, we have taken and continue to take into account the needs of our largest customers. We cannot assure you that these restructuring and cost-cutting activities will be effective. If current economic conditions continue for an extended period of time, we believe that this will have a material adverse effect on our operating results and financial condition.

         Our strategy focuses on meeting the needs of telecommunications customers through our four distinct product groups:

         o        Intelligent Systems Management
         o        Digital Switching Systems
         o        Customer Contact Management Systems
         o        Emergency Response Systems

         We also manufacture our own products. We believe this enables us to be more responsive to our customers as well as providing an additional source of revenue through our ability to provide electronic manufacturing services. We have invested in facilities that will allow us to expand our manufacturing for our existing product lines and accommodate an increase in electronic manufacturing services business.

TELTRONICS, INC. SEGMENT

Intelligent Systems Management

         In the early 1980's, telecommunications sales & service providers were looking for ways to differentiate themselves. Competitive pressures significantly eroded margins on sales of Private Automated Branch Exchange ("PABX") hardware, and interconnects began to concentrate more on service to address decreasing revenues and margins. This initiative led to the development of enhanced service offerings to their customers, and the Teltronics alarms monitoring, or Intelligent Systems Management ("ISM") product line was designed to capitalize on this new strategy. The ISM products maintained a leadership role in alarms monitoring for voice networks throughout the `80' s & `90's, but the new century ushered in expanded technologies, new challenges, emerging markets, network convergence; but most of all, new opportunities.

         The current focus of Teltronics' ISM business unit is to adapt our outlook to take advantage of these service opportunities and maintain the a leadership position in this market. Our new model, of our old standard, the Site Event Buffer ("SEB") product line, along with an enhanced version of the IRISnGEN(TM) management platform; allows us to expand our offering into the world of data communications, and gives us the opportunity to bring more than 17 years of experience to bear on new problems and solutions for large private data networks.

         Site Event Buffer-II(R) ("SEB-II"). The SEB-II monitors remotely located elements in voice or data communications networks.

         The SEB-II product, our workhorse in Voice networks for more than 12 years, can simultaneously monitor up to four telecom or datacom elements while also monitoring environmental conditions. In addition to fault/alarm reporting and secure access functionality, the SEB-II also has data storage and retrieval capabilities. Its multi-port configuration allows the SEB-II to concurrently collect and store various forms of data, such as Station Message Detail Records ("SMDR"), Automatic Call Distribution ("ACD") data, Private Automated Branch Exchange ("PABX") traffic information and data network element usage statistics. By using IRISnGEN, this data may be retrieved and processed into useful reports.

         The SEB-II is a multi-application product whose architecture permits its operational characteristics to be completely changed by remotely downloading new software. Introduced in mid-1991, the SEB-II replaces the original Site Event Buffer ("SEB-I") with a product that offers increased functionality, twice the data storage capacity, and support for additional elements.

         In late 1993, the Company commenced development of certain sophisticated computer scripts, written in a high-level language, that may be used to create a dialogue between the SEB-II and the monitored element. This dialogue allows the SEB-II to clear fault conditions present in the element and to perform more complex analysis of maintenance data. Included in these development activities is the design of high-speed internal modems required for more demanding applications and for international markets. These developments were completed in 1994.

         The SEB-II remains a mainstay of the ISM product line and the installed base exceeds 100,000 units. Management anticipates that the SEB-II will continue to be popular for several years.

         SEBjr.(TM) The SEBjr. was introduced to penetrate a new segment of the market. SEBjr. is an affordable system for monitoring smaller, less expensive elements, yet provides virtually all of the features of the SEB-II.
 SEBjr. is positioned to allow service companies to offer complete end-to-end monitoring of a wide variety of elements. With the introduction of SEBjr., Teltronics' ISM product line was able to penetrate a market where previously automated monitoring was not cost effective.

         Site Event Buffer Enterprise Agent ("SEBea(TM)") Introduced in the fourth quarter of 2002, the SEBea represents the third generation of remote monitoring products in the ISM product line. The SEBea is based on a significantly more powerful computing engine and introduces a data network interface. We believe these features make the SEBea ideally suited for managing datacom elements found in modern enterprise networks.

         The SEBea supports all features of previous generations of SEB products while offering services as a Simple Network Management Protocol ("SNMP") Proxy Agent, SNMP Segment Manager and greatly expanded environmental monitoring through a range of internal sensors. In addition, the SEBea can monitor up to ten directly attached elements (serial) and a wide range of network elements (Ethernet/IP/SNMP).

         This new system is designed to serve as the agent for many elements in a selected network segment while also acting as a secure access point for both end users and service companies. Standard features allow the SEB to query network elements, execute powerful screening and correlation mechanisms and then report faults to IRISnGEN or to a customer's network management system.

         A powerful new scripting engine, based on an industry standard language, allows the Company to offer a wide range of solution packs to address ever changing system management needs. These scripting tools are also available to customers who wish to create their own customized solutions.

         The SEBea has opened doors into the data communications market for the Company. It is anticipated that these new markets represent a major growth area for the ISM product line.

         IRISnGEN. The IRISnGEN system is a comprehensive software package used by service companies in Technical Assistance Centers to monitor alarms and to process data collected from the network elements.

         SEB remote monitors, associated with remote network elements, report events to the IRISnGEN software. These events may represent alarm conditions in the network elements, or may simply be status information to indicate that everything is working properly. Using IRISnGEN software, the service company often identifies and resolves problems before the customer is aware of them. IRISnGEN software is also used to collect data stored in SEBs and direct the data to the proper software application for processing. The software also provides the tools required to manage remotely located SEBs and to access network elements for routine maintenance.

         A database of network element alarms is maintained in IRISnGEN so that the service company may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use them to isolate faulty components, identify trends, and track the historical performance of network elements.

         Building on the success of the UNIX based IRIS(TM) product, the IRISnGEN product brings the next generation of alarms management to the marketplace. This new product incorporates all the features of the original IRIS product while introducing major new capabilities.

         This advanced alarms management system is a client/server application and takes full advantage of the power and flexibility of Windows NT(R). Any number of users with PCs running Windows 98(TM) or Windows NT(R) Workstation can access the system. The system has a relational database designed to support the organization of a typical telecom service company operating a Technical Assistance Center. It also supports the creation of an unlimited number of relationships that logically group customer sites and monitored systems. Geographical alarm display, alarm escalation, alarm correlation, and alarm forwarding are just a few of the new capabilities being introduced. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program Interface (API) has been introduced to assist customers in integrating IRISnGEN with legacy management systems and databases.

         IRISnGEN is designed for growth. Customers can purchase as much as, or as little as, their business needs dictate by selecting capabilities that are grouped into feature packages. The basic package is a full-featured, highly capable alarms management system that will allow both large service companies and self-maintained end users to enter into the alarms management arena. Customers may add optional feature packages as the demands of their business change.

         IRIS Traffic. This optional IRISnGEN software module is a traffic analysis system that allows service companies to perform traffic studies on NORTEL SL-1(R) and Meridian-1 PABX(R) systems. The information created by this application assists the service company in "fine tuning" their customer's PABX to operate more efficiently. The IRISnGEN Traffic system has proven to be a very effective revenue generator for service companies. The system allows the service company to identify PABX enhancements that can be sold to the end-user to improve PABX performance.

Digital Switching Systems

         20-20(TM) Switching Systems. The 20-20 family of switching products was acquired on June 30, 2000, from Harris Corporation. The 20-20 is a digital switching system that has been deployed in mission critical applications throughout the world. 20-20 may be expanded up to 9,600 ports for very large applications and is generally cost effective down to about 300 ports. The 20-20 may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications. A variant of the 20-20 is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year. Known for its robust computer-telephony interface ("CTI") the 20-20 has been used by systems integrators throughout the world for large custom applications as well as "local dial tone" in small central office applications.

         The 20-20 has been certified and homologated in over 60 countries world wide. International signaling and transmission protocols have been developed, including international flavors of ISDN and SS7, to permit its use virtually anywhere in the world. The Company continues to invest in engineering development to maintain and expand capabilities to include IP Telephony convergence. With the introduction of IP Telephony gateways, the more than 15,000 20-20 end users can upgrade their systems, allowing them to retain the existing 20-20 system investments. Teltronics will continue to focus on developing practical, cost-effective solutions and applications for the 20-20 customers.

Customer Contact Management Systems

         OmniWorks(R) (formerly known as ContactWorks(TM)). This product was also a part of the 20-20 acquisition of June 30, 2000. OmniWorks is a WindowsNT client-server based, sophisticated multi-media customer contact and management system, or a "call center", for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls, and the product also has the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through "chat" sessions. The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in "queues" to be serviced by employees, and may even route the calls based on the "skills" of the call handlers ("skills-based routing"). The database of the current product is Sequel(R) and may be fully redundant on separate servers. OmniWorks is a relatively new product with most of its deployments over the past two years.

Originally designed towork with the 20-20 as its "switching fabric", the Company's goal is to migrate OmniWorks towards switch-independence, and ultimately it should be able to be deployed behind virtually any switch type in the industry.

         OmniWorks may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents. While OmniWorks will be available to any of the Company's distribution partners with support from its professional services group, it is anticipated that most of the OmniWorks sales will come directly from larger users with sophisticated IT requirements and infrastructures.

Emergency Response Systems

         Telident Enterprise Systems. Teltronics believes it occupies a unique position in the telecommunications industry by marketing a comprehensive product line that addresses both the public safety and private business sectors of E911 marketplace. In the public safety systems sector our Telident ANI Controller products offer a complete solution to the emergency services agencies of states, counties and municipalities. These products are designed to ensure timely and accurate response to 911 calls. Over 900 Public Service Answering Points ("PSAP") throughout the country use these systems to protect lives and property.

         In the business sector the Telident Enterprise Systems product line provides life saving information about 911 calls made by users of PBXs and other telephone systems. Few people realize that emergency response personnel may find it impossible to locate a 911 caller in a multi-building business or on a college campus. This life-threatening problem is the result of a public E911 system that never contemplated modern telecommunications technology such as PBXs, wireless extensions, and Voice Over IP. The Telident Enterprise Systems products are designed to ensure that emergency personnel receive the information needed to quickly and accurately locate a 911 caller. Our Station Translation System(TM), and Database Maintenance software are installed in over 1,000 businesses of all sizes.

Electronic Manufacturing Services

         Teltronics provides contract electronic manufacturing services for companies in the telecommunications, industrial control, test and measurement and other computer-related industries. Services include design and test ability reviews, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified to ISO Q9001 - 2000, BABT 340. The manufacturing facility is also UL registered. Through our quality certifications, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

         Teltronics' current manufacturing capacity should allow for increased growth of the Company's existing product lines and accommodate an increase in electronic manufacturing services business. We believe that Teltronics' electronic manufacturing services business will enable the Company to profit from increased parts and components purchasing discounts, and utilization of excess plant capacity. This reduces direct materials and overhead costs associated with manufacturing the Company's products. These cost savings should help make Teltronics' products more profitable and competitive in their respective markets.

Trademarks,  Patents and Copyrights

         We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights covering substantially all our material technologies. We currently hold 32 patents and numerous pending patent applications in the United States. We consider our patents relating to our digital switching products to be the most important to our business. The patents relating to our digital switching systems expire on various dates between 2005 and 2019. We also have approximately 26 registered trademarks in the United States, of which we consider 20-20 and SEBea to be our most valuable. We license some technology from third parties that we use in providing manufacturing services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

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

Backlog

         The Company's backlog believed to be firm at December 31, 2002 was approximately $21 million, as compared to $22 million at December 31, 2001. The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and are not an indication that the Company is unable to fulfill these requirements. Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

Seasonality

         The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters. The revenues of the Company continued to be impacted by the general slowdown of telecommunications expenditures in 2002.

Customers

         Our core strategy is to establish and maintain long-term relationships with leading telecommunications customers. A small number of customers have historically represented a major portion of our net sales. The table below sets forth the respective portion of net sales for the applicable period attributable to our customers who individually accounted for more than 10% of our net sales in any respective period:

                                                                Years Ended December 31,
                                                                ------------------------
                                                       2002              2001             2000
                                                       ----              ----             ----

         New York City Board of Education               23%              39%               20%
         IBM                                            17%              --                --


         No other customers exceeded 10% of total sales in 2002, 2001 and 2000.

         In fiscal year 2002, two customers accounted for 40% of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. The historic percentages in the table above are not necessarily indicative of the percentage of net sales that we may receive from any customer in the future.

Competition

         The telecommunications network industry is highly competitive. The Company has one significant competitor with its ISM product group, Ion Networks, Inc. The Company has many competitors in the Digital Switching Systems product group with the dominant players being Lucent and NORTEL. Management of the Company believes the Company's products are competitive in price, product performance, warranty, technology and service. The Company continues to spend significant funds to enhance already technologically complex equipment and develop or acquire new products.

Research and Product Development

         The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 2002, 2001 and 2000 were $4,563,000, $5,703,000 and
$4,932,000, respectively.

Regulatory

         Federal Communications Commission. The Company must comply with certain regulatory guidelines. Part 68 of the Federal Communications Commission ("FCC") Rules ("Part 68") contains the majority of the technical requirements with which telephone systems must comply to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration represents a determination by the FCC that telecommunication equipment interfacing with the public telephone network complies with certain interference parameters and other technical specifications. FCC registration for the Company's products has been granted and the Company intends to apply for FCC registration for all of its new products.

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

         Environmental. We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we believe that we are currently in substantial compliance with all material environmental regulations, any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations.

Employees

         As of December 31, 2002, the Company employed 284 personnel.

Available Information

         Copies of Teltronics' Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through Teltronics' website (www.teltronics.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

ITEM 2.     PROPERTIES

         We lease our corporate headquarters and principal facility in Sarasota, Florida. The leased facility consists of approximately 72,000 square feet, approximately 36,000 square feet of which are used for laboratories and offices.

         Our lease expires in August 2005, and may be extended by the Company for two five year periods. Our lease also includes an additional single story building located in the same vicinity. This building consists of approximately 7,500 square feet.

         The Company also leases offices in several locations under leases expiring at various dates. We believe that our existing facilities are suitable and adequate for our current needs.


ITEM 3.     LEGAL PROCEEDINGS

         The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The Company's common stock has traded on the OTC Bulletin Board since April 1, 2002, following the delisting of the common stock from the Nasdaq SmallCap Market. On November 20, 2001, we received a Nasdaq Staff Determination indicating that the Company had failed to comply with the net tangible assets/shareholders' equity requirement as set forth in Marketplace Rule 4310
(c) (02) (B). On February 14, 2002, the Nasdaq Staff also notified the Company that it failed to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c)
(4). As a result, our common stock was subject to delisting from the Nasdaq SmallCap Market. Although we appealed the Nasdaq's determination, we were not successful in our request for continued inclusion on the Nasdaq SmallCap Market pursuant to an exception to the foregoing listing requirements. Accordingly, our common stock was delisted from the Nasdaq SmallCap Market as of the opening of business on April 1, 2002. Our common stock currently trades on the Over-the-Counter Bulletin Board under the symbol "TELT." Before April 1, 2002, the Company's common stock was quoted on the Nasdaq SmallCap Market under the same symbol. As a result of our delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

         The following table sets forth, for the fiscal quarters indicated, (i) the high and low sales prices per share as reported on the Nasdaq SmallCap Market where our stock traded before the April 1, 2002 delisting and (ii) the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                                                                  COMMON STOCK
                                             -------------------------------------------------------
                                                       2002                          2001
                                             --------------------------    -------------------------
                                                  High        Low            High          Low
                                             --------------------------    -------------------------
                 PERIOD
                 ------
                 1st Quarter                      $0.90      $0.35           $3.03        $0.97
                 2nd Quarter                       0.66       0.25            2.06         1.15
                 3rd Quarter                       0.46       0.21            1.75         0.80
                 4th Quarter                       0.35       0.09            1.74         0.65



         On March 24, 2003, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.26 per share. As of March 1, 2003, there were approximately 3,496 shareholders of record of the Company's common stock.

         The Company historically has not paid cash dividends on its common stock. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. Additionally, certain covenants in our financing agreements restrict the payment of cash dividends. See Note 11 of the Notes to our Consolidated Financial statements in Part II. The terms of our preferred stock restrict the payment of dividends on our common stock.

         On February 25, 1998, the Company issued 890,000 warrants to purchase its common stock at an exercise price of $2.75 per share to Finona Mezzanine Capital Corporation in connection with its Senior Secured Loans in the amount of $1,000,000. In connection with the Third Amended and Restated Senior Secured Promissory Note relating to the Senior Secured Loans, the Company adjusted the exercise price of the warrants to $1.00 per share and extended the exercise period to February 26, 2004. The warrants are exercisable in whole, or in part, at any time before February 26, 2004.

         On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified, whereby the annual dividend rate increased from $12 per share to $16 per share, payable quarterly, effective February 26, 2002. As a result of this modification, on February 26, 2002, the annual dividend rate increased from $12 per share to $16 per share, payable quarterly. The annual dividend rate will increase to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The Company modified the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with Third Amended and Restated Senior Secured Promissory Note. Commencing in May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends.

         The Company issued 40,000 shares of Preferred Series C Convertible stock to Harris Corporation in March 2002 in connection with the Master Restructuring Agreement. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly beginning May 15, 2002. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company 's common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

         In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

         The above described issuances of warrants and modifications of warrants and preferred stock terms were consummated in privately negotiated transactions in reliance on exemptions pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         The information relating to our equity compensation plans required by this item is included in Item 12 under the heading "Equity Compensation Plans" and incorporated by reference herein.

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data was derived from the Company's audited financial statements and should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                              2002              2001          2000 (3)(4)        1999 (2)          1998 (1)
                                     -----------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                $  54,387,056      $ 64,091,276     $ 43,204,303      $ 32,644,534      $ 26,794,674
Gross profit                                19,643,603        21,235,655       19,451,813        15,990,827        11,448,963
Total operating expenses                    22,597,533        25,801,872       18,782,010        13,662,235        11,156,756
                                     -----------------------------------------------------------------------------------------
Income (loss) from operations               (2,953,930)       (4,566,217)         669,803         2,328,592           292,207
                                     -----------------------------------------------------------------------------------------

Other income (expense):
    Interest                                (1,258,056)       (1,612,331)      (1,295,604)         (855,246)         (904,682)
    Financing                                 (343,424)         (403,226)        (328,252)         (331,578)         (443,778)
    Litigation costs                           (63,075)          (15,150)        (368,530)          (77,220)          (58,346)
    Gain on dispositions                            --                --               --           111,614         1,248,250
    Other                                       24,780           (17,677)        (116,260)           67,462           247,205
                                     -----------------------------------------------------------------------------------------
    Total other income (expense)            (1,639,775)       (2,048,384)      (2,108,646)       (1,084,968)           88,649
                                     -----------------------------------------------------------------------------------------
Net income (loss)                        $  (4,609,316)     $ (6,650,864)      (1,485,181)        1,243,624           380,856
                                     =========================================================================================
Net income (loss) available
     to common shareholders              $  (5,111,494)     $ (6,802,364)    $ (1,636,681)     $  1,024,367      $    130,856
                                     =========================================================================================

Net income (loss) per share:
    Basic                                    $   (0.93)         $  (1.38)        $  (0.36)          $  0.27           $  0.04
                                     =========================================================================================
    Diluted                                  $   (0.93)         $  (1.38)        $  (0.36)          $  0.25           $  0.04
                                     =========================================================================================

Shares used to compute amount:
    Basic                                    5,482,845         4,932,909        4,484,495         3,844,470         3,417,744
    Diluted                                  5,482,845         4,932,909        4,484,495         4,113,092         3,522,354

Balance Sheet Data:
    Working capital                      $   1,187,075      $  4,736,775     $  4,540,001      $    805,259      $    668,480
    Total assets                            18,148,711        26,292,848       29,531,467        15,794,841        14,430,769
    Current portion of long-                 2,193,401         4,630,142        6,212,894         5,592,822         4,500,244
         term debt and capital
         lease obligations
    Long-term debt and capital               8,641,785         9,035,711        7,311,426         1,509,662         3,417,288
         lease obligations, less
         current portion
    Total shareholders' equity
         (deficiency)                    $  (2,608,646)     $ (1,963,530)    $  4,403,131      $  3,824,979      $  2,618,747



(1) Reflects the disposition of AT Supply, Inc. on March 6, 1998.
(2) Reflects the acquisition of assets of Cascade Technology Corporation on February 19, 1999.
(3) Reflects the acquisition of assets of Telident, Inc. on May 18, 2000.
(4) Reflects the acquisition of the 20-20(R) product line from Harris Corporation on June 30, 2000.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

         A number of statements contained in this Annual Report on Form 10-K are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, and other factors described in the Company's filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General Overview

         The Company focuses on two major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to Service Companies to enable them to be pro-active in maintaining their systems. Typical Service Companies are companies such as Verizon, NextiraOne (formerly Williams Communications), Sprint, MCIWorldcom and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new Service Company customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II's or an Intelli.m@n(R), which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in R & D to develop, not only next generation versions of the centralized Windows(R) NT based software (IRISnGEN), but also the SEB hardware with an anticipated SEB Enterprise Agent(TM) which became available in the fourth quarter of 2002, and enables sophisticated monitoring of voice networks and data networks in one box.

         The second telecommunications market is in the Digital Switching Systems arena which involves providing telephone switches to small and medium size businesses as well as advanced ACD (Automatic Call Distribution). The Company's premier product in this market is the 20-20 switch. This product was acquired from Harris Corporation during 2000.

         The 20-20 switch offers a price competitive solution from 300 lines to just under 10,000. The 20-20 products are being sold both directly and through distributors, particularly outside the USA.

         The 20-20 switch is technically approved by, and has been installed in, over 60 countries. Teltronics continues to support the international channel. Harris invested in these markets for over 15 years. The distributors of the 20-20 switch are used to selling, installing and supporting their customers. Teltronics, therefore has not set up additional overseas companies, and has continued to supply and support the existing distributors.

         Teltronics also has some significant direct customers, in particular the New York City Board of Education, the City of New York Department of Corrections and the Federal Bureau of Prisons. These installations are supported by our organization in Whitestone, New York and Manhattan.

         The Company also offers a Contact Center product, OmniWorks. The product continues to be enhanced and the product now provides, web chat, e-mail, and multimedia to the Contact Center.

         The acquisition of the assets of Telident in 2000 provided the Company with an end to end solution for the 911 market. The product provides the PSAP ( Public Safety Answering Point ) with the identification number of the caller, when they are calling from a multistory or distributed campus. There are many States that are now making it mandatory for real estate developers to provide this solution with new installations.

         The Company has been successful in manufacturing its own products, thus reducing costs and increasing gross margins. To supplement its own business, the Company also sells electronic manufacturing services to companies that require high quality, but have low volume. This enables the Company to maximize its production facility and more effectively absorb overhead costs.

         The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters. The revenues of the Company continued to be impacted by the general slowdown of telecommunications expenditures in 2002.

Acquisitions

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

         Under the Agreement, the Company acquired the assets and assumed on-going support obligations for certain of Harris' Communications Products Division customers. Refer to Note 11 of the consolidated financial statements for additional disclosure.

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

         o Contract Manufacturing. Revenues from sales of product, including our contract manufacturing business are recognized when the product is shipped. The Company's policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company's history of providing contract manufacturing services, we believe that collectibility is reasonably assured.

         o Performance of Construction-Type Contracts. The Company's policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type

              Contracts (SOP 81-1). SOP 81-1 provides two generally accepted methods of accounting for construction or production type contracts: (1) the percentage of completion method and (2) the completed contract method. The determination of which of the two methods is preferable should be based on a careful evaluation of circumstances because the two methods should not be acceptable alternatives for the same circumstances.

              The percentage of completion method recognizes revenue and related costs as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract.

              The completed contract method recognizes revenue and related costs when the contract is completed and all costs and related revenues are reported as deferred items in the balance sheet until that time.

              Our primary construction-type contracts are with the Board of Education of the City of New York. We accepted the assignment of a contract from Harris Corporation in connection with the Company's acquisition of Harris Corporation's 20-20(R) Switching Product Line in June 2000. This contract, with the Board of Education of the City of New York ("the Board"), specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

         o Maintenance and service. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue. Costs from support and maintenance activities are recognized when the related revenue is recognized or when those costs are incurred, whichever occurs first.

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

Slow moving inventory. We write down our slow moving inventory equal to the difference between the carrying value of the inventory and the estimated market value based on assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required. For 2002, our provision for slow moving inventory was increased primarily for certain legacy 20-20 products.

Impairment of Intangible and Long Lived Assets. Long-lived assets consist primarily of fixed assets. We periodically evaluate the recovery of long-lived assets when impairment indicators are present. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, estimated future cash flows, expected useful life of long-lived assets and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that long-lived assets associated with our business are impaired.

Warranty and Service. The Company provides a limited warranty on most of its products, for a period of 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, at the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company's technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company.

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

Results of Operations

         The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

                                                              2002                  2001                  2000
                                                         ----------------       --------------        -------------
         Net sales                                           100.0%                100.0%                100.0%
         Gross profit                                         36.1                  33.1                  45.0
         Total operating expenses                             41.5                  40.2                  43.4
                                                         ----------------       --------------        -------------
         Income (loss) from operations                        (5.4)                 (7.1)                  1.6
                                                         ----------------       --------------        -------------

         Other income (expense):
                Interest                                      (2.3)                 (2.5)                 (3.0)
                Financing                                     (0.6)                 (0.6)                 (0.8)
                Litigation costs                              (0.1)                   --                  (0.8)
                Other                                           --                  (0.1)                 (0.3)
                                                         ----------------       --------------        -------------
         Total other income (expense)                         (3.0)                 (3.2)                 (4.9)
                                                         ----------------       --------------        -------------
                                                              (8.4)                (10.3)                 (3.3)
         Loss before income taxes
         Income taxes                                           --                  (0.1)                 (0.1)
                                                         ----------------       --------------        -------------
         Net loss                                             (8.4%)               (10.4%)                (3.4%)
                                                         ================       ==============        =============

Net Sales

         Net sales decreased 15.1% for the year ended December 31, 2002 over the same period last year and increased 48.3% for the year ended December 31, 2001 over December 31, 2000. The decrease in net sales from 2001 to 2002 is primarily attributable to a slow-down in the telecommunications market as evidenced by a decrease in net sales from the four largest customers in 2001 and 2002 of approximately $5.2 million or 15.4%.

         The increase in net sales for 2001 over 2000 is primarily due to a $20 million project with the City of New York Board of Education coupled with service revenues related to this project.

Gross Profit Margin

         Gross profit margin was 36.1% for 2002 as compared to 33.1% in 2001 and 45.0% in 2000. The improvement in our gross profit margin in 2002 as compared to 2001 is due to changes in product mix and an improvement in our project management over those projects that require more attention due to the extended nature of the project.

         The decrease in gross profit margins from 2000 to 2001 reflects a shift in our overall sales mix from the higher margin products to the lower margin products

Operating Expenses

         Operating expenses were $22.6 million in 2002, $25.8 million in 2001 and $18.8 million in 2000.

         General and administrative expenses decreased $637,000 for the year ended December 31, 2002 compared to 2001. The decrease was primarily related to a reduction in the transition services provided by Harris Corporation related to the 20-20 Switching Product Line in 2001, which was partially offset by a $437,000 expense that represents the present value of our lease obligation for our Dallas facility closed in December 2002.

         Sales and marketing expenses decreased $1.2 million for the year ended December 31, 2002 compared to 2001. The decrease was a result of the reduction in work force implemented during 2001 and reduced commissions in 2002 that were partially offset by personnel hired in December 2001 and January 2002.

         Research and development expenses decreased $1.1 million for the year ended December 31, 2002 as compared to 2001. The decrease was primarily due to the reductions in work force implemented during 2001 that were partially offset by costs associated with developing new products.

          The increase in operating expenses in 2001 compared to 2000 is due primarily to the acquisitions of the Telident 911 and Harris 20-20 Switching Products in May and June of 2000, respectively. The major increases in general and administrative expenses in 2001 over 2000 were attributable to an increase in non-recurring transition services provided by Harris Corporation of approximately $900,000; expenses related to the opening of our Mexico office of $232,000, and an increase in our bad debt expense of approximately $191,000. Sales and marketing expense increased approximately $4.6 million from 2000 to 2001. The primary factors explaining the increases are the expenses related to the opening of our Mexico and UK office of approximately $450,000; an increase in sales and marketing expenses for Interactive Solutions, Inc. of $340,000 and increases in salaries and wages, occupancy and other expenses related to the Harris 20-20 acquisition and Telident of approximately $3.8 million. The increase in research and development expenses was approximately $772,000 from 2000 to 2001. All of this increase relates to salaries and wages and occupancy costs related to the acquisition of the Harris 20-20 Switching Product Line.

Other Expenses

         Other expenses were $1.6 million in 2002, $2.0 million in 2001 and $2.1 million in 2000. The decrease in other expense of $409,000 from 2001 to 2002 is primarily from reductions in interest expense due to prime rate reductions and an overall decrease in debt.

         The decrease in other expense from 2000 to 2001 was due to the litigation costs in 2000 related to the Intelliworxx settlement. This is offset by an overall increase in interest expense. The total interest expense for the Harris note was approximately $1.1 million in 2001 versus $400,000 in 2000. This was partially offset by reduced interest expense on the Subordinated Secured Debentures that were paid off in early 2001 of $725,000.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities
---------------------------------------------------------

         Net cash provided by operating activities was approximately $4.9 m illion for the year ended December 31, 2002. The $4.9 million was comprised of the following items: (1) net loss of $4.6 million, (2) non-cash expenses of $5.5 million, (3) a net decrease in operating assets of $5.1 million and (4) a net decrease in operating liabilities of $1.1 million. The net decrease in operating assets was primarily a result of a decrease in accounts receivable of $4.6 million. The net decrease in operating liabilities was primarily a result of a decrease in accounts payable of $1.8 million caused by projects commencing in 2001 and completed in 2002 for IBM and improved cash flow as a result of the reduction in accounts receivable. The non-cash expenses in 2002 of $5.5 million were comprised primarily of the following items: (1) provision for slow moving inventories of $2.3 million, (2) depreciation and amortization of $2.0 million and (3) lease obligation expense of $437,000.

         Net cash provided by operating activities was approximately $3.9 million for the year ended December 31, 2001. The $3.9 million was comprised of the following items: (1) a net loss of $6.7 million, (2) non-cash expenses of $3.1 million, (3) a decrease in operating assets of $1.9 million and (4) an increase in operating liabilities of $5.6 million. The decrease in inventories and increase in accrued expenses are related to projects completed for the Board of Education during 2001. The increases in deferred revenue and costs and estimated earnings in excess of billings on uncompleted contracts are also related primarily to projects for the Board of Education and The City of New York Department of Corrections that were started and not yet completed at December 31, 2001. The non-cash expenses in 2001 of $3.1 million were comprised primarily of the following items: (1) depreciation and amortization of $2.1 million, (2) shares issued for 401(k) match of $246,000 and (3) amortization of deferred financing costs of $228,000.

         Net cash used in operating activities was approximately $87,000 for the year ended December 31, 2000. The $87,000 was comprised of the following items:
(1) a net loss of $1.5 million, (2) non-cash expenses of $3.1 million, (3) an increase in operating assets of $6.6 million and (4) an increase in operating liabilities of $4.9 million.

The increases in accounts receivable, inventories and deferred revenue were all a result of increased business related to the acquisitions of the Harris 20-20(R) Switching Product Line and Telident during 2000. The increases in accounts payable and accrued expenses and other current liabilities were due to expenses related to these acquisitions. The non-cash expenses in 2000 of $3.1 million were comprised primarily of the following items: (1) depreciation and amortization of $1.9 million, (2) provision for slow moving inventories of $462,000 and (3) loss on disposal of property and equipment of $349,000.

Net cash flows provided by (used in) investing activities
---------------------------------------------------------

         Net cash flows used in investing activities was approximately $918,000 for the year ended December 31, 2002. The Company purchased property and equipment of $943,000, which was partially offset by $25,000 in proceeds from the sale of property and equipment.

         Net cash flows used in investing activities was approximately $1.5 million for the year ended December 31, 2001. The Company purchased property and equipment of $1.5 million to support the increased operating activities related to the Harris and Telident acquisitions.

         Net cash flows provided by investing activities was approximately $129,000 for the year ended December 31, 2000. The net cash flows provided were a result of the cash received in the Telident acquisition of $762,000 that were partially offset by acquisitions of property and equipment related to the Harris and Telident acquisitions of $778,000 and a decrease in other assets of $144,000.

Net cash flows used in financing activities
-------------------------------------------

         The net cash flows used in financing activities for the year ended December 31, 2002 was approximately $3.2 million. The Company had net repayments on its line of credit of $2.1 million and net principal payments of $686,000 primarily related to the repayment of $307,000 to Finova Mezzanine Capital Corp. ("Finova") and $328,000 to Harris Corporation. Additionally we paid dividends on the Preferred Series B and C Convertible stock of $443,000. These uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $114,000.

         The net cash flows used in financing activities for the year ended December 31, 2001 was approximately $2.4 million. The Company had net repayments on its line of credit of $1.1 million and net principal payments of $1.4 million primarily related to the repayment of $725,000 to Finova and $500,000 to Harris Corporation. Additionally we paid dividends on the Preferred Series B Convertible stock of $152,000. These uses of cash were partially offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $178,000.

         The net cash flows used in financing activities for the year ended December 31, 2000 was approximately $962,000. The Company had net principal payments of $1.5 million primarily related to the repayment of $1 million to Finova. Additionally, we paid dividends on the Preferred Series B Convertible stock of $152,000. These uses of cash were partially offset by borrowings from our line of credit of $642,000.

Liquidity
---------

         As of December 31, 2002, we had cash and cash equivalents of approximately $791,000, an increase of approximately $728,000 from cash and cash equivalents held as of December 31, 2001. We had working capital of $1.2 million at December 31, 2002 compared to working capital of approximately $4.7 million at December 31, 2001. Historically, we have funded our operations through bank credit lines and cash generated from operations.

         As of December 31, 2002, our principal obligations were comprised primarily of the following: (1) promissory note payable to Harris Corporation of $8.9 million in which $429,000 is expected to be paid within the next twelve months, (2) Bank line of credit payable to The CIT Group/Business Credit, Inc. ("CIT") of $1.0 million, and (3) Senior Secured Promissory Note payable to Finova of $693,000 that matures on August 13, 2003.

         As of December 31, 2002, we had a credit facility with CIT as described in Note 11 to the consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime.

The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and year ending December 31, 2003. The amount available under this credit facility at December 31, 2002 was $803,000 subject to restrictions based on availability formulas.

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

         A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We anticipate that our cash requirements for investing activities for 2003 should not be significant.

         Our contractual obligations consist of operating leases for facilities, debt financing and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2002 for the fiscal years ending December:

                                                                                                                     2008
                                                                                                                     and
                                           2003           2004            2005           2006            2007     thereafter
                                   --------------------------------------------------------------------------------------------

Operating leases                        $2,331,000     $1,986,000      $1,642,000    $   406,000      $  87,000       --
Debt financing                           2,193,000        565,000         609,000      7,450,000         17,000       --
Prefered Series B and C
    Convertible stock dividends            602,000        621,000         646,000        653,000        903,000        *
                                   -----------------------------------------------------------------------------
Total contractual cash
  obligations                           $5,126,000     $3,172,000      $2,897,000     $8,509,000     $1,007,000       --
                                   =============================================================================


         * Dividends payable to Harris on our Series C Preferred stock will continue at the rate of $800,000 per year as long as such shares are outstanding. Finova dividends on Series B Preferred stock will continue at the rate of $252,000 per year as long as such shares are outstanding.

         Teltronics does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

ITEM  7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had no holdings of derivative financial or commodity instruments at December 31, 2002. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is recorded in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of the quarters does not agree with the earnings per share schedule due to rounding and shares issued during the year. As further described in Note 1 to the Company's consolidated financial statements, ISI was sold in July 2002. The "As Adjusted" amounts in the following table presents the Company's quarterly results of operations excluding the operating results of ISI.

Quarterly Results of Operations (Unaudited)

2002 - as originally reported                       1st Quarter          2nd Quarter         3rd Quarter       4th Quarter
                                          ---------------------------------------------------------------------------------
Net sales                                          $13,673,018           $16,661,792         $14,392,890        $9,659,356
Cost of goods sold                                   8,504,801            10,751,207           8,818,823         6,668,622
Net income (loss)                                   (1,341,853)              412,336              47,228        (3,727,027)
Net income (loss) per share:
     Basic                                               (0.26)                 0.05               (0.02)            (0.67)
     Diluted                                             (0.26)                 0.05               (0.02)            (0.67)

2002 - as adjusted
Net sales                                          $13,598,018           $16,577,792         $14,364,890        $9,630,356
Cost of goods sold                                   8,478,801            10,733,207           8,814,823         6,651,556
Net income (loss)                                   (1,352,853)              376,336              64,228        (3,732,027)
Net income (loss) per share:
     Basic                                               (0.27)                 0.04               (0.02)            (0.67)
     Diluted                                             (0.27)                 0.04               (0.02)            (0.67)

2001 - as originally reported                       1st Quarter          2nd Quarter         3rd Quarter       4th Quarter
                                          ---------------------------------------------------------------------------------
Net sales                                          $18,250,470           $25,827,568         $10,238,565       $ 9,774,673
Cost of goods sold                                  12,216,251            17,898,822           7,008,312         5,732,236
Net income (loss)                                   (1,047,421)              771,252          (3,358,754)       (3,015,941)
Net income (loss) per share:
     Basic                                            $  (0.23)              $  0.15            $  (0.68)         $  (0.60)
     Diluted                                          $  (0.23)              $  0.13            $  (0.68)         $  (0.60)

2001 - as adjusted
Net sales                                          $18,140,470           $25,272,568          $9,908,565        $9,664,673
Cost of goods sold                                  12,178,251            17,678,822           6,907,312         5,681,822
Net income (loss)                                     (750,421)              776,252          (3,246,754)       (2,825,941)
Net income (loss) per share:
     Basic                                               (0.16)                 0.15               (0.66)            (0.56)
     Diluted                                             (0.16)                 0.14               (0.66)            (0.56)

ITEM 8.     FINANCIAL STATEMENTS

         Certain information required by this item is included in Item 7A of
Part II of this report under the heading "Quarterly Results of Operations (Unaudited)" and is incorporated into this item by reference.

Index to Financial Statements

Financial Statements:

                                                                            PAGE

     Report of Independent Certified Public Accountants                      23

     Consolidated Balance Sheets - December 31, 2002 and 2001                24

     Consolidated Statements of Operations for the Years Ended
          December 31, 2002, 2001 and 2000                                   25

     Consolidated Statements of Shareholders' Deficiency for the
          Years Ended December 31, 2002, 2001 and 2000                       26

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2002, 2001 and 2000                                 27-28

     Notes to Consolidated Financial Statements                            29-46


Financial Statement Schedule:

     Item 15(a)2:

              Schedule II - Valuation and Qualifying Accounts                56

             All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

               Report of Independent Certified Public Accountants





The Board of Directors and Shareholders
Teltronics, Inc.


We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              /s/ Ernst & Young LLP






Tampa, Florida
March 20, 2003

                        TELTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                                                                   December 31,
                                                                                        ------------------------------------
                                                                                                  2002            2001
                                                                                        ------------------------------------
Current assets:
     Cash and cash equivalents                                                          $        791,020    $     63,307
     Accounts receivable, net                                                                  5,155,877      10,021,731
     Costs and estimated earnings in excess of billings on uncompleted contracts                 740,650         638,119
     Inventories, net                                                                          6,187,196       9,175,567
     Prepaid expenses and other current assets                                                   427,904         314,363
                                                                                        ---------------------------------
          Total current assets                                                                13,302,647      20,213,087
Property and equipment, net                                                                    4,076,265       5,163,007
Goodwill                                                                                         241,371         241,371
Other intangible assets, net                                                                     253,575         335,814
Other assets                                                                                     274,853         339,569
                                                                                        ---------------------------------
          Total assets                                                                  $     18,148,711    $ 26,292,848
                                                                                        =================================

                                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
     Current portion of long-term debt                                                  $      2,193,401    $  4,550,645
     Current portion of capital lease obligations                                                     --          79,497
     Accounts payable                                                                          4,356,985       6,181,434
     Billings in excess of costs and estimated earnings on uncompleted contracts               1,347,685         125,783
     Accrued expenses and other current liabilities                                            2,479,300       2,783,532
     Deferred revenue                                                                          1,738,201       1,755,421
                                                                                        ---------------------------------
          Total current liabilities                                                           12,115,572      15,476,312
                                                                                        ---------------------------------
Long-term liabilities:
     Long-term debt, net of current portion                                                    8,641,785       9,034,748
     Capital lease obligations, net of current portion                                                --             963
     Other long-term liability                                                                        --       3,744,355
                                                                                        ---------------------------------
          Total long-term liabilities                                                          8,641,785      12,780,066
                                                                                        ---------------------------------
Commitments and contingencies
Shareholders' deficiency:
     Common stock, $.001 par, 40,000,000 shares authorized,
          5,930,241 and 5,105,844 issued and outstanding at
          December 31, 2002 and 2001, respectively                                                 5,930           5,106
     Non-voting common stock, $.001 par, 5,000,000 shares authorized,
          zero shares issued and outstanding                                                          --              --
     Preferred Series A stock, $.001 par value, 100,000 shares authorized,
          100,000 shares issued and outstanding                                                      100             100
     Preferred Series B Convertible stock, $.001 par value, 25,000 shares
          authorized, 12,625 shares issued and outstanding                                            13              13
     Preferred Series C Convertible stock, $.001 par value, 40,000 shares
          authorized, 40,000 shares issued and outstanding                                            40              --
     Additional paid-in-capital                                                               23,812,232      19,277,099
     Accumulated other comprehensive loss                                                        (72,560)         (2,941)
     Accumulated deficit                                                                     (26,354,401)    (21,242,907)
                                                                                        ---------------------------------
           Total shareholders' deficiency                                                     (2,608,646)     (1,963,530)
                                                                                        ---------------------------------
     Total liabilities and shareholders' deficiency                                     $     18,148,711    $ 26,292,848
                                                                                        =================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TELTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     Years Ended December 31,
                                                                   ---------------------------------------------------------
                                                                              2002               2001               2000
                                                                   ---------------------------------------------------------
Net sales
     Product sales and installation                                   $     46,209,415     $   57,248,237    $   39,982,218
     Maintenance and service                                                 8,177,641          6,843,039         3,222,085
                                                                   ---------------------------------------------------------
                                                                            54,387,056         64,091,276        43,204,303
Cost of sales                                                               34,743,453         42,855,621        23,752,490
                                                                   ---------------------------------------------------------
Gross profit                                                                19,643,603         21,235,655        19,451,813
                                                                   ---------------------------------------------------------
Operating expenses:
     General and administrative                                              5,893,108          6,530,161         4,643,464
     Sales and marketing                                                    10,748,955         11,937,045         7,330,849
     Research and development                                                4,563,149          5,703,488         4,931,626
     Depreciation and amortization                                           1,392,321          1,631,178         1,527,072
      Loss on write-off of assets                                                   --                 --           348,999
                                                                   ---------------------------------------------------------
                                                                            22,597,533         25,801,872        18,782,010
                                                                   ---------------------------------------------------------
Income (loss) from operations                                               (2,953,930)        (4,566,217)          669,803
                                                                   ---------------------------------------------------------
Other income (expense):
     Interest                                                               (1,258,056)        (1,612,331)       (1,295,604)
     Financing                                                                (343,424)          (403,226)         (328,252)
     Litigation costs                                                          (63,075)           (15,150)         (368,530)
     Other                                                                      24,780            (17,677)         (116,260)
                                                                   ---------------------------------------------------------
                                                                            (1,639,775)        (2,048,384)       (2,108,646)
                                                                   ---------------------------------------------------------
Loss before income taxes                                                    (4,593,705)        (6,614,601)       (1,438,843)
Income taxes                                                                   (15,611)           (36,263)          (46,338)
                                                                   ---------------------------------------------------------
Net loss                                                                    (4,609,316)        (6,650,864)       (1,485,181)
Dividends on Preferred Series B and C Convertible stock                        502,178            151,500           151,500
                                                                   ---------------------------------------------------------
Net loss available to common shareholders                             $     (5,111,494)    $   (6,802,364)   $   (1,636,681)
                                                                   =========================================================
Net loss per share:
     Basic                                                                   $   (0.93)          $  (1.38)         $  (0.36)
                                                                   =========================================================
     Diluted                                                                 $   (0.93)          $  (1.38)         $  (0.36)
                                                                   =========================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TELTRONICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY


                                                                    COMMON STOCK             PREFERRED STOCK
                                                            -------------------------------------------------

                                                                                                                 ADDITIONAL
                                                                                                                  PAID-IN
                                                               SHARES       AMOUNT        SHARES     AMOUNT       CAPITAL
                                                            -------------------------------------------------------------------

 BALANCE, DECEMBER 31, 1999                                   4,054,522     $  4,056      112,625    $  113     $ 16,624,672


 Comprehensive loss:
       Net loss                                                      --           --           --        --               --

            Comprehensive loss
 Options exercised                                                6,000            6           --        --           10,494
 Shares issued for acquisition of Telident                      662,500          663           --        --        2,072,963
 Shares issued for 401(k) match                                  38,269           38           --        --          130,669
 Dividends on Preferred Series B Convertible stock                   --           --           --        --               --
                                                            -------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2000                                   4,761,291        4,763      112,625       113       18,838,798
 Comprehensive loss:
       Net loss                                                      --           --           --        --               --
       Foreign currency                                              --           --           --        --               --

            Comprehensive loss
 Shares issued for 401(k) match                                 190,056          189           --        --          245,444
 Shares issued under Employee Stock Purchase Plan               139,497          139           --        --          177,722
 Shares issued for litigation settlement                         15,000           15           --        --           15,135
 Dividends on Preferred Series B Convertible stock                   --           --           --        --               --
                                                            -------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2001                                   5,105,844        5,106      112,625       113       19,277,099
 Comprehensive loss:
       Net loss                                                      --           --           --        --               --
       Foreign currency                                              --           --           --        --               --

            Comprehensive loss
 Shares issued for 401(k) match                                 576,667          576           --        --          240,271
 Shares issued under Employee Stock Purchase Plan               247,730          248           --        --          113,702
 Modification of exercise price and exercise period
      of warrants                                                    --           --           --        --          160,200
 Warrant issued as compensation for financial advisor                --           --           --        --           21,000
 Conversion of other long-term liability and certain
      accrued expenses to Preferred Series C Convertible
      stock                                                          --           --       40,000        40        3,999,960
 Dividends on Preferred Series B and C Convertible stock             --           --           --        --               --
                                                            -------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2002                                   5,930,241     $  5,930      152,625    $  153     $ 23,812,232
                                                            ===================================================================



                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE         ACCUMULATED
                                                              LOSS                DEFICIT               TOTAL
                                                          -------------------------------------------------------

 BALANCE, DECEMBER 31, 1999                                $      --          $  (12,803,862)      $   3,824,979


 Comprehensive loss:
       Net loss                                                   --              (1,485,181)         (1,485,181)
                                                                                                   --------------
            Comprehensive loss                                                                        (1,485,181)
 Options exercised                                                --                      --              10,500
 Shares issued for acquisition of Telident                        --                      --           2,073,626
 Shares issued for 401(k) match                                   --                      --             130,707
 Dividends on Preferred Series B Convertible stock                --                (151,500)           (151,500)
                                                          -------------------------------------------------------
 BALANCE, DECEMBER 31, 2000                                       --             (14,440,543)          4,403,131
 Comprehensive loss:
       Net loss                                                   --              (6,650,864)         (6,650,864)
       Foreign currency                                       (2,941)                     --              (2,941)
                                                                                                   --------------
            Comprehensive loss                                                                        (6,653,805)
 Shares issued for 401(k) match                                   --                      --             245,633
 Shares issued under Employee Stock Purchase Plan                 --                      --             177,861
 Shares issued for litigation settlement                          --                      --              15,150
 Dividends on Preferred Series B Convertible stock                --                (151,500)           (151,500)
                                                          -------------------------------------------------------
 BALANCE, DECEMBER 31, 2001                                   (2,941)            (21,242,907)         (1,963,530)
 Comprehensive loss:
       Net loss                                                --                 (4,609,316)         (4,609,316)
       Foreign currency                                      (69,619)                     --             (69,619)
                                                                                                   --------------
            Comprehensive loss                                                                        (4,678,935)
 Shares issued for 401(k) match                                   --                      --             240,847
 Shares issued under Employee Stock Purchase Plan                 --                      --             113,950
 Modification of exercise price and exercise period
      of warrants                                                 --                      --             160,200
 Warrant issued as compensation for financial advisor             --                      --              21,000
 Conversion of other long-term liability and certain
      accrued expenses to Preferred Series C Convertible
      stock                                                       --                      --           4,000,000
 Dividends on Preferred Series B and C Convertible stock          --                (502,178)           (502,178)
                                                          -------------------------------------------------------
 BALANCE, DECEMBER 31, 2002                                $ (72,560)        $   (26,354,401)      $  (2,608,646)
                                                          =======================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TELTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                              2002            2001             2000
                                                                        ---------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                              $    (4,609,316)   $ (6,650,864)   $  (1,485,181)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Provision for doubtful accounts                                             226,462         191,360           89,199
     Provision for slow moving inventories                                     2,290,080          63,414          462,246
     Depreciation and amortization                                             2,023,334       2,129,282        1,924,974
     Amortization of other intangible assets and goodwill                         82,239         183,742           66,496
     Amortization of deferred financing costs                                    222,650         227,676           98,835
     (Gain) loss on disposal of property and equipment                           (18,593)             --          348,999
     Fair value of Common stock issued for 401(k) match                          240,847         245,633          130,707
     Fair value of Common stock issued for litigation settlement                      --          15,150               --
     Lease obligation expense                                                    437,173              --               --
   Changes in operating assets and liabilities:
     Accounts receivable                                                       4,639,392         381,372       (5,317,768)
     Costs and estimated earnings in excess of billings on                      (102,531)       (638,119)              --
          uncompleted contracts
     Inventories                                                                 698,291       2,255,333       (1,098,925)
     Prepaid expenses and other current  assets                                 (113,541)        (81,521)        (228,597)
     Other assets                                                                 23,266           4,656               --
     Accounts payable                                                         (1,824,449)        791,089        2,110,061
     Billings in excess of costs and estimated earnings on                     1,221,902         125,783               --
          uncompleted contracts
     Accrued expenses and other current liabilities                             (544,859)      4,247,960        2,241,844
     Deferred revenue                                                            (17,220)        421,854          570,565
                                                                        ---------------------------------------------------
Net cash flows provided by (used in) operating activities                      4,875,127       3,913,800          (86,545)
                                                                        ---------------------------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of property and equipment                                        (943,019)     (1,451,460)        (778,010)
   Proceeds from disposal of property and equipment                               25,020             899              500
   Decrease in other assets                                                           --              --          143,953
   Cash received in acquisition of Telident, Inc.                                     --              --          762,321
                                                                        ---------------------------------------------------
Net cash flows provided by (used in) investing activities                       (917,999)     (1,450,561)         128,764
                                                                        ---------------------------------------------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) on line of credit                              (2,145,074)     (1,069,940)         642,285
   Net principal repayments on loans, notes and capital leases                  (685,593)     (1,388,704)      (1,462,976)
   Dividends paid on Preferred Series B and C Convertible                       (443,079)       (151,500)        (151,500)
         stock
   Proceeds from issuance of common stock                                        113,950         177,861           10,500
                                                                        ---------------------------------------------------
Net cash flows used in financing activities                                   (3,159,796)     (2,432,283)        (961,691)
                                                                        ---------------------------------------------------
Effect of exchange rate changes on cash                                          (69,619)         (2,941)              --
                                                                        ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             727,713          28,015         (919,472)
Cash and cash equivalents - beginning of year                                     63,307          35,292          954,764
                                                                        ---------------------------------------------------
 Cash and cash equivalents - end of year                                 $       791,020    $     63,307    $      35,292
                                                                        ===================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                        TELTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------
                                                                            2002               2001               2000
                                                                   ---------------------------------------------------------
SUPPLEMENTAL NONCASH FINANCING AND
----------------------------------
INVESTING ACTIVITIES:
--------------------

    Conversion of other long-term liability to Preferred
    Series C Convertible stock                                          $    3,744,355              --                 --

    Conversion of certain accrued expenses to Preferred
    Series C Convertible stock                                          $      255,645              --                 --

    Unpaid dividends on Preferred Series B and C
    Convertible stock included in accrued expenses                      $       59,099              --                 --

    Reclassification of certain accrued expenses to
    long-term debt                                                                  --    $  2,600,177                 --

    Reclassification of certain accrued expenses to
    other long-term liability                                                       --       3,744,355

    Issuance of note in purchase of assets of Harris
    Communications Products Division                                                --              --       $  6,884,355
    Issuance of common stock for purchase of assets of                                                          2,073,626
    Telident, Inc.                                                                  --              --

    Accrued interest converted into note payable                                    --              --            212,268

    Lease of equipment                                                              --              --            142,914

SUPPLEMENTAL DISCLOSURES:
------------------------

    Interest paid                                                       $    1,265,373    $  1,443,554          1,318,832

    Income taxes paid                                                   $       32,697    $     12,797             46,339


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        TELTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

The accompanying consolidated financial statements include the accounts of the Company and are comprised of its wholly-owned subsidiaries TTG Acquisition Corp. and Teltronics, S.A. de C.V. In July 2002, the Company sold ownership of its Interactive Solutions, Inc. ("ISI") subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI, which were pledged as collateral to Finova Mezzanine Capital Inc. In connection with the sale of ISI, the Company's common stock ownership of ISI was reduced from 85% to 15%. Management of the Company has determined the value of the Series A Preferred stock to not be material, as a result, no gain on the sale of ISI was recognized. The Company's sale of ISI enables the Company to focus on our core business. All significant intercompany transactions and balances have been eliminated in consolidation.

On May 18, 2000, the Company acquired substantially all of the assets and technology of Telident, Inc., including Telident's rights to and in certain technology for enhanced 911 technology hardware and software systems that communicate with public safety 911 contact points. The Company sells these products to a wide variety of businesses, and health and educational institutions.

On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights relating to the 20-20(R) switching system and associated products of Harris Corporation. The 20-20(R) product is a digital switch capable of supporting up to 9,600 ports/desktops that the Company sells to large businesses, and health and educational institutions.

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

Concentration of Credit Risk - The Company's largest customer was 23%, 39% and 20% of sales in 2002, 2001 and 2000, respectively. The second largest customer was 17% of sales in 2002. In 2001 and 2000, only the Company's largest customer accounted for more than 10% of the Company's sales. The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from its customers.

Accounts receivable are recorded at their net realizable value. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. For all customers, we recognize reserves for bad debts based on the length of time the receivables are past due. We have evaluated our reserves based on the recent downturn in the economy and have increased them as necessary. We may record additional changes to our bad debt reserves in the future. We will charge off outstanding balances only after all collections efforts have been exhausted.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock-based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 16), as amended by SFAS No. 148, the Company's net loss and net loss per share would have been as follows:

                                                                                Years Ended December 31,
                                                             ---------------------------------------------------------------
                                                                     2002                 2001                 2000
                                                             --------------------- -------------------  --------------------

          Net loss - as reported                                     $(4,609,316)        $(6,650,864)          $(1,485,181)
          Net loss - pro forma                                        (4,830,491)         (6,854,020)           (1,546,648)

          Net loss per share:
               Basic - as reported                                      $  (0.93)           $  (1.38)              $ (0.36)
               Basic - pro forma                                           (0.97)              (1.42)                (0.38)

               Diluted - as reported                                    $  (0.93)           $  (1.38)              $ (0.36)
               Diluted - pro forma                                         (0.97)              (1.42)                (0.38)


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

Inventories - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives (three to ten years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, however, are subject immediately to the non-amortization and amortization provisions of this Statement. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002. The following table presents the effect of SFAS No. 142 on net loss and net loss per share had the accounting standard been in effect for the years ended December 31, 2001 and 2000:

                                                                                      Years Ended December 31,
                                                                            ----------------------------------------------
                                                                                      2001                       2000
                                                                            --------------------       -------------------

   Net loss - as reported                                                          $(6,650,864)              $(1,485,181)
   Goodwill amortization                                                                21,871                    12,704
                                                                            --------------------       -------------------
   Net loss - adjusted                                                             $(6,628,993)              $(1,472,477)
                                                                            ====================       ===================

   Basic loss per share of common stock
        Net loss - as reported                                                         $ (1.38)                  $ (0.36)
        Goodwill amortization                                                               --                        --
                                                                            --------------------       -------------------
        Net loss - adjusted                                                            $ (1.38)                  $ (0.36)
                                                                            ====================       ===================
   Diluted loss per share of common stock
        Net loss - as reported                                                         $ (1.38)                  $ (0.36)
        Goodwill amortization                                                               --                        --
                                                                            --------------------       -------------------
        Net loss - adjusted                                                            $ (1.38)                  $ (0.36)
                                                                            ====================       ===================


Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

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

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The percentage of completion method recognizes revenue and related costs as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract.

The completed contract method recognizes revenue and related costs when the contract is completed as evidenced by written acceptance of the completed contract by the customer and all costs and related revenues are reported as deferred items in the balance sheet until that time.

Our primary construction-type contracts are with the Board of Education of the City of New York. We accepted the assignment of a contract from Harris Corporation in connection with the Company's acquisition of Harris Corporation's 20-20(R) Switching Product Line in June 2000. This contract, with the Board of Education of the City of New York ("the Board"), specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

Maintenance and Service. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue. Costs from support and maintenance activities are recognized when the related revenue is recognized or when those costs are incurred, whichever occurs first.

Research and Development - Research and development costs are expensed as incurred.

Warranty - The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

Changes in the Company's product liability during the period are as follows:

        Balance, beginning of the period                       $  305,000

        Warranties issued during the period                       344,966

        Settlements made during the period                       (302,566)

        Changes in liability for pre-existing warranties
        during the period, including expirations                  (32,400)
                                                                ---------

        Balance, end of the period                             $  315,000
                                                                =========

Impairment of Long-Lived Assets - Effective January 1, 2002, our Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement requires the following three-step approach for assessing and recognizing the impairment of long-lived assets: (1) consider whether indicators of impairment of long-lived assets are present; (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amount; and
(3) if less, recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements since it retained the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, related to the recognition and measurement of the impairment of long-lived assets to be "held and used."

Reclassifications - Certain prior year amounts have been reclassified from sales and marketing to cost of sales to conform with the current year's presentation.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - ACQUISITIONS

Telident, Inc.
--------------

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

The acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired business are included in the Company's results of operations from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

          Cash                                                  $      762,321
          Accounts receivable, net                                     610,998
          Inventory, net                                               260,757
          Prepaid expenses and other current assets                     26,168
          Property and equipment, net                                  240,234
          Other assets                                                   6,282
          Goodwill and identifiable intangible assets                  514,299
          Accounts payable                                             (76,792)
          Accrued expenses and other current liabilities              (239,505)
          Deferred Income                                              (28,146)
          Long-Term debt                                                (2,990)
                                                              ------------------
                Net assets acquired                             $    2,073,626
                                                              ==================


Harris Corporation 20-20(R) Switching Product Line
--------------------------------------------------

On June 30, 2000, the Company acquired certain equipment, inventory and intellectual property rights related to the 20-20(R) switching technology and associated products of Harris Corporation Communications Products Division located in Melbourne, Florida ("Harris"), under an Asset Sale Agreement dated June 30, 2000 ("Agreement").

Under the Agreement, the Company acquired the assets and assumed on-going support obligations for certain of Harris' Communications Products Division customers in consideration for $6,884,355 paid for with a promissory note with interest at 10.5% per annum.

The acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired business are included in the Company's results of operations from the date of acquisition. The purchase price has been assigned to the net assets acquired based on management's estimate of the fair value of such assets and liabilities at the date of acquisition as follows:

          Inventory, net                                      $       5,277,113
          Property and equipment, net                                 3,083,025
          Customer lists and patents                                    206,210
          Note payable                                               (6,884,355)
          Accrued expenses and other current liabilities             (1,629,993)
          Accounts payable                                              (52,000)
                                                             -------------------
                Net assets acquired                           $              --
                                                             ===================

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited pro forma results for the year ended December 31, 2000 presented below include the effects of the acquisitions as if they had been consummated on January 1, 2000. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisitions of Telident and Harris.

                                                                             2000
                                                                    -----------------------
          Net sales                                                     $      67,106,506
                                                                    =======================
          Net loss                                                      $     (44,909,028)
                                                                    =======================
          Net loss available to common shareholders                     $     (45,060,528)
                                                                    =======================
          Net loss per share -
               Basic                                                    $           (9.53)
               Diluted                                                  $           (9.53)

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                                December 31,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------    ------------------
       Costs incurred on uncompleted contracts                                      $        967,379       $       770,551
       Estimated earnings                                                                    950,926               534,505
                                                                                   ------------------    ------------------
                                                                                           1,918,305             1,305,056
       Less:  Billings to date                                                             2,525,340               792,720
                                                                                   ------------------    ------------------
                                                                                    $       (607,035)      $       512,336
                                                                                   ==================    ==================
       Included in accompanying consolidated
       balance sheets under the following captions:
            Costs and estimated earnings in excess
                 of billings on uncompleted contracts                               $        740,650       $       638,119
            Billings in excess of costs and estimated
                 earnings on uncompleted contracts                                        (1,347,685)             (125,783)
                                                                                   ------------------    ------------------
                                                                                    $       (607,035)      $       512,336
                                                                                   ==================    ==================

Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenue of approximately $321,000 and $373,000 as of December 31, 2002 and 2001, respectively.

NOTE 5 - OTHER INTANGIBLE ASSETS

The Company's other intangible assets are as follows:

                                                                      December 31,
                                                          --------------------------------------
                                                                  2002                2001                   Life
                                                          -------------------   ---------------- ---------------------------
        Customer List                                        $    202,332        $   232,332        5 years
        Patent                                                    239,899            239,899        14 years, 7 months
                                                          -------------------   ----------------
                  Total                                           442,231            472,231
                  Accumulated amortization                       (188,656)          (136,417)
                                                          -------------------   ----------------
                                                             $    253,575        $   335,814
                                                          ===================   ================

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. As of December 31, 2001, the Company recorded a charge for the remaining net book value related to goodwill and other intangible assets from the Cascade acquisition in the amount of $85,418. The charge is included in depreciation and amortization as shown in the consolidated statements of operations and is also included in amortization of intangibles as shown in the consolidated statements of cash flows.

Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2007 and thereafter is: 2003 - $60,740; 2004 - $44,396; 2005 - $26,079; 2006 - $14,510; 2007 - $14,510;
thereafter - $93,340.

NOTE 6 - NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share:

                                                                         2002                 2001                2000
                                                                -------------------- ------------------- -------------------
  Basic
  Net loss                                                            $ (4,609,316)       $ (6,650,864)       $ (1,485,181)
  Preferred dividends                                                     (502,178)           (151,500)           (151,500)
                                                                -------------------- ------------------- -------------------
     Net loss available to common shareholders                        $ (5,111,494)       $ (6,802,364)       $ (1,636,681)
                                                                ==================== =================== ===================
  Weighted average shares outstanding                                    5,482,845           4,932,909           4,484,495
                                                                ==================== =================== ===================
     Net loss per share                                                   $  (0.93)           $  (1.38)           $  (0.36)
                                                                ==================== =================== ===================
  Diluted
  Net loss                                                            $ (4,609,316)       $ (6,650,864)       $ (1,485,181)
  Preferred dividends                                                     (502,178)           (151,500)           (151,500)
                                                                -------------------- ------------------- -------------------
     Net loss available to common shareholders                        $ (5,111,494)       $ (6,802,364)       $ (1,636,681)
                                                                ==================== =================== ===================
  Weighted average shares outstanding                                    5,482,845           4,932,909           4,484,495
  Effect of dilutive securities
  Employee stock options                                                        --                  --                  --
  Convertible preferred stock                                                   --                  --                  --
  Warrants                                                                      --                  --                  --
                                                                -------------------- ------------------- -------------------
     Dilutive potential common shares                                    5,482,845           4,932,909           4,484,495
                                                                ==================== =================== ===================
      Net loss per share                                                   $ (0.93)           $  (1.38)           $  (0.36)
                                                                ==================== =================== ===================


NOTE 7 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 and 2001 are as follows:

                                                                                                 December 31,
                                                                                     --------------------------------------
                                                                                            2002               2001
                                                                                     ------------------- ------------------
        Accounts receivable                                                            $    5,555,487      $  10,491,591
        Allowance for doubtful accounts                                                      (399,610)          (469,860)
                                                                                     ------------------- ------------------
                                                                                       $    5,155,877      $  10,021,731
                                                                                     =================== ==================

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - INVENTORIES

The major classes of inventories at December 31, 2002 and 2001 are as follows:

                                                                                                 December 31,
                                                                                     --------------------------------------
                                                                                             2002               2001
                                                                                     ------------------- ------------------

        Raw materials                                                                     $  3,195,656       $  5,963,289
        Work-in-process                                                                        979,036          1,136,911
        Finished goods                                                                       2,012,504          2,075,367
                                                                                     ------------------- ------------------
                                                                                          $  6,187,196       $  9,175,567
                                                                                     =================== ==================


The reserve for slow moving inventories was $2,151,000 and $1,235,000 as of December 31, 2002 and 2001, respectively.

NOTE 9 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 2002 and 2001 are as follows:

                                                                                                 December 31,
                                                                                     --------------------------------------
                                                                                            2002               2001
                                                                                     ------------------- ------------------

        Machinery and equipment                                                          $    7,267,083       $  6,925,727
        Furniture, fixtures and computers                                                     4,081,815          3,904,697
        Equipment under capital leases                                                          425,152            425,152
        Software                                                                              2,431,370          2,210,976
        Leasehold improvements                                                                  469,977            512,396
                                                                                     ------------------- ------------------
                                                                                             14,675,397         13,978,948
        Accumulated depreciation and amortization                                           (10,599,132)        (8,815,941)
                                                                                     ------------------- ------------------
                                                                                         $    4,076,265       $  5,163,007
                                                                                     =================== ==================


Depreciation and amortization expense was $2,023,334, $2,129,282 and $1,924,974 for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, depreciation and amortization expense of $713,252, $681,846 and $464,398, respectively, was included in cost of goods sold.

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2002 and 2001 are as follows:

                                                                                                 December 31,
                                                                                     --------------------------------------
                                                                                            2002               2001
                                                                                     ------------------- ------------------

        Payroll                                                                          $    1,423,229       $  1,334,929
        Lease obligation                                                                        437,173                 --
        Other                                                                                   618,898            948,603
        Due to Harris Corporation                                                                    --            500,000
                                                                                     ------------------- ------------------
                                                                                         $    2,479,300       $  2,783,532
                                                                                     =================== ==================

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 required recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The provisions of the new standard are effective for restructuring, exit or disposal activities initiated after December 31, 2002; however, early application is encouraged.

The Company leases office space for a research and development facility in Dallas, Texas. The lease expires in December 2006. In December 2002, the Company closed its facility in Dallas, Texas. Teltronics will continue to incur rental costs under the Dallas lease agreement without receiving any future economic benefit.

Teltronics has early adopted the provisions of SFAS No. 146 in 2002. As a result, the Company had recorded an expense of approximately $437,000 that represents the present value of our liability as of December 31, 2002. This expense is reported as a general and administrative cost in our consolidated statements of operations for 2002.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - DEBT

Debt at December 31, 2002 and 2001 consists of the following:

                                                                                                            December 31,
                                                                                                   ------------------------------
                                                                                                        2002            2001
                                                                                                        ----            ----
Secured promissory note - payable to Harris Corporation in monthly installments of
$96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of
$7,196,801 due May 2006.                                                                           $  8,868,717     $ 9,196,801

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT
Group/Business Credit, Inc. ("CIT") amended the Company's existing Line of Credit
Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On
October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. A director of the Company had personally guaranteed a portion of the facility.  On
October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and
Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%.  The applicable margin (2.5%) may vary from
2.0% to 3.0% depending on the Company's financial results for the year ended
December 31, 2002 and year ending December 31, 2003.  At December 31, 2002, the
Company's interest rate was 6.75%.  The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit.  In connection with this Amendment, CIT has released a director of the
Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At December 31, 2002, the Company had $803,000 available, pursuant to this facility. The availability of this unused line of credit is restricted
based on availability formulas.                                                                       1,013,416       3,158,490

Senior Secured Promissory Note - In May 2000, the Company amended and restated
the note to revise the maturity date to February 13, 2002.  On September 30,
2002, the Company entered into a Fourth Amended and Restated Senior Secured
Promissory Note with a revised maturity date of August 13, 2003, interest at 14%
and monthly principal and interest payments of $55,000, commencing October 1,
2002.                                                                                                   693,477       1,000,000

Notes payable to finance companies, payable in monthly installments of
$5,600 with interest at approximately 5%.  The notes mature through  December
2007 and are collateralized by vehicles.                                                                259,576         160,752

Notes payable - officer, payable upon demand with interest accruing at 8% per annum.                         --          69,350
                                                                                          -------------------------------------
Total                                                                                                10,835,186      13,585,393
Less current portion                                                                                  2,193,401       4,550,645
                                                                                          -------------------------------------
Long-term portion                                                                                  $  8,641,785     $ 9,034,748
                                                                                          =====================================

The Company maintains a promissory note to Harris Corporation ("Harris") related to the acquisition of the 20-20(R) Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002, which was classified within accrued expenses and other current liabilities as of December 31, 2001. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 will be due. The interest rate is 8%. In conjunction with the restructuring, Harris agreed to

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20(R) Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock.

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

The Holder of the Loans previously received 890,000 warrants to purchase the Company's Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company recorded a deferred financing fee of $160,200 in May 2002. This fee was expensed as a financing cost in our consolidated statements of operations in 2002.

The covenants in the Secured Promissory Note, Loan and Security Agreement and the Senior Secured Promissory Note restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

Future maturities as of December 31, 2002 are as follows:

       2003                                  $       2,193,401
       2004                                            565,284
       2005                                            609,447
       2006                                          7,449,998
       2007                                             17,056
                                             ------------------
                                             $      10,835,186
                                             ==================


NOTE 12 - CAPITAL LEASE OBLIGATIONS

Leased property under capital leases at December 31, 2002 and 2001 consists of the following:

                                                        December 31,
                                            ------------------------------------
                                                 2002                 2001
                                            ----------------    ----------------
       Machinery and equipment               $    425,152        $     425,152
       Accumulated amortization                  (326,295)            (249,348)
                                            ----------------    ----------------
                                             $     98,857        $     175,804
                                            ================    ================

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

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. The Company made discretionary matching contributions to the 401(k) plan by issuance of shares of the common stock of the Company. During 2002, 2001 and 2000, the Company issued 576,667, 190,056 and 38,269 shares with a fair value of $240,847, $245,633 and $130,707, respectively, in connection with the plan. Effective October 1, 2002, the Company discontinued its discretionary matching contributions to the 401(k) plan.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended and the 500,000 shares of common stock funding the Plan have been registered on Form S-8. During 2002 and 2001, the Company issued 247,730 and 139,497 shares with a fair value of $113,950 and $177,861, respectively, in connection with the Purchase Plan. Effective January 1, 2003, the Purchase Plan was temporarily suspended.

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

The Company also leases various equipment under operating leases expiring over a period of five years.

Future minimum lease payments for all noncancellable operating leases at December 31, 2002 are as follows:

       2003                                      $ 2,331,139
       2004                                        1,985,699
       2005                                        1,641,609
       2006                                          406,114
       2007                                           86,672
                                          -------------------
                                                 $ 6,451,233
                                          ===================

Rental expense for operating leases totaled approximately $2,373,000, $2,228,000 and $1,250,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(C) Legal Proceedings - The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position or results of operations.

(D) Tri-Link - On October 31, 2002, the Company and Tri-Link Technologies Inc. ("Tri-Link") entered into an Agreement of Purchase and Sale ("Agreement") with a closing date on the earlier of May 1, 2003 or the fifth business day following the earliest day on which Tri-Link and the Company have agreed in writing that the Developed c Technology fully meets the specifications outlined in the Agreement. The Agreement includes voice over internet protocol ("VoIP") technology that is in the development stage. The Company will be acquiring the existing Vortex Technology, the Developed Vortex Technology, and all tangible and intangible assets associated with the existing Vortex Technology and the Developed Vortex Technology.

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

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified, whereby the annual dividend rate increased from $12 per share to $16 per share, payable quarterly, effective February 26, 2002. The annual dividend rate will increase to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company's Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with Third Amended and Restated Senior Secured Promissory Note. Commencing in May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain financial covenants.

The Company issued 40,000 shares of Preferred Series C Convertible stock to Harris Corporation in March 2002 in connection with the Master Restructuring Agreement. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly beginning May 15, 2002. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company's Common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

(B) Warrants - In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant ("Warrant") that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its Common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years. As a result of issuing the warrants, the Company recorded a deferred financing fee of $21,000 that was expensed as a financing cost in our consolidated statements of operations in 2002.

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

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2002:

                                                         Outstanding                           Exercisable
                                             ---------------------------------  --------------------------------
                                                       Weighted Average
                                             ---------------------------------
                                                                                                Weighted
                                                           Remaining                            Average
          Exercise                        Exercise        Contractual                           Exercise
         Price Range          Shares       Price          Life (yrs)             Shares          Price
        ----------------------------------------------------------------------  -------------------------------
        $0.23 - $1.00         700,000      $0.99             8.1                 146,000         $1.00
        $1.63 - $3.03         457,000       2.07             5.8                 303,200          1.92
        $3.50                  32,000       3.50             3.9                  32,000          3.50
                          ----------------------------------------------------  -------------------------------
                            1,189,000      $1.48             7.1                 481,200         $1.75
                          ====================================================  ===============================

The per share weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 were $0.18, $0.85 and $2.29, respectively. All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 1,301,000 shares were available for grant at December 31, 2002.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

                                                                       2002                 2001                2000
                                                                 -----------------     ---------------     ---------------
       Risk-free interest rates                                         6.3%                6.4%                6.4%
       Weighted average expected life of the options               5.0 years           5.0 years           5.0 years
       Volatility factor of the expected market price
            of the Company's Common Stock                               108%                 99%                 87%
       Dividend yield                                                   None                None                None

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average exercise prices for option activity:

                                                                             Number of               Weighted Average
                                                                               Shares                 Exercise Price
                                                                       -----------------------    ------------------------
       Outstanding, December 31, 1999                                        1,012,000                    $3.93
             Granted                                                           368,000                     2.24
             Exercised                                                          (6,000)                    1.75
             Forfeited                                                         (23,000)                    1.88
             Expired                                                                --                       --
                                                                       -----------------    ------------------------
       Outstanding, December 31, 2000                                        1,351,000                    $3.52
             Granted                                                           697,000                     1.00
             Exercised                                                              --                       --
             Forfeited                                                        (187,000)                    2.47
             Expired                                                                --                       --
                                                                       -----------------    ------------------------
       Outstanding, December 31, 2001                                        1,861,000                    $2.69
              Granted                                                            5,000                     0.23
              Exercised                                                             --                       --
              Forfeited                                                       (677,000)                   (4.81)
              Expired                                                               --                       --
                                                                       -----------------    ------------------------
       Outstanding, December 31, 2002                                        1,189,000                    $1.48
                                                                       =================    ========================
       Exercisable, December 31, 2002                                          481,200                    $1.75
                                                                       =================    ========================


NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties, excluding those that have been disclosed elsewhere in the notes to the consolidated financial statements:

Prepaid Lease Guarantee - A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying consolidated financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2002 and 2001 was $347,958 and $320,508, respectively.

Note Payable - Officer - The Company had an outstanding note payable to an officer, which was paid in full plus interest at September 18, 2002 of $73,380. The balance at December 31, 2001 and 2000 was $69,350 and $64,035, respectively.

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 - INCOME TAXES

The components of the income tax provision are as follows:

                                                                                  Years ended December 31,
                                                                -----------------------------------------------------------
                                                                       2002                 2001                2000
                                                                -------------------  -------------------  -----------------
Current:
          Federal                                                  $        --          $        --          $  28,390
          State                                                         15,611               36,263             17,948
                                                                -------------------  -------------------  -----------------
                                                                   $    15,611               36,263             46,338
Deferred:
          Federal                                                           --                   --                 --
          State                                                             --                   --                 --
                                                                -------------------  -------------------  -----------------
                                                                            --                   --                 --
                                                                -------------------  -------------------  -----------------
                                                                   $    15,611          $    36,263          $  46,338
                                                                ===================  ===================  =================


The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2002, 2001 and 2000 to loss before income taxes:

                                                                                  Years ended December 31,
                                                                -----------------------------------------------------------
                                                                       2002                 2001                2000
                                                                -------------------  -------------------  -----------------
Federal tax at the statutory rate                                 $ (1,524,667)        $ (2,248,964)        $ (489,207)
State income taxes, net of federal tax benefit                        (158,215)            (234,411)           (47,872)
Change in valuation allowance for deferred tax assets                1,640,119            2,381,082            512,016
Other items                                                             58,374              138,556             71,401
                                                                -------------------  -------------------  -----------------
                                                                  $     15,611         $     36,263         $   46,338
                                                                ===================  ===================  =================


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

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            December 31,
                                                               ----------------------------------------
                                                                      2002                 2001
                                                               -------------------   -----------------
       Deferred tax assets:
          Net operating loss carryforward                       $  6,140,294          $   4,899,320
          Accrued vacation                                           218,691                235,685
          Inventory                                                  992,353                620,587
          Alternative minimum tax credit                                  --                     --
          Other                                                      159,061                185,119
          Bad debt reserve                                            88,034                220,333
          Accrued expenses                                           291,495                 96,173
                                                               -------------------   -----------------
                                                                   7,889,928              6,257,217
          Valuation allowance                                     (7,800,710)            (6,160,591)
       Deferred tax liabilities:
          Fixed assets                                               (16,442)               (96,626)
          Sales tax accrual                                          (72,776)                    --
                                                               -------------------   -----------------
          Net deferred tax asset                                $         --          $          --
                                                               ===================   =================

                        TELTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2002, 2001 and 2000, the Company recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes will be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. The valuation allowance increased $1,640,119, $2,381,082 and $512,016 in 2002, 2001 and 2000, respectively.

At December 31, 2002, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $16,318,000, which will expire in the years 2009 through 2022. Such net operating losses are available to offset future taxable income.

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

The accounting policies of the Segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before income taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

                                                                                  Years ended December 31,
                                                                -----------------------------------------------------------
                                                                        2002                2001               2000
                                                                -----------------------------------------------------------
Net Sales
      Teltronics                                                    $  53,321,000      $ 61,971,000      $ 42,248,000
      Mexico                                                              850,000         1,015,000                --
      ISI                                                                 216,000         1,105,000           956,000
                                                                -------------------------------------------------------
      Total sales                                                   $  54,387,000      $ 64,091,000      $ 43,204,000
                                                                =======================================================
Depreciation and Amortization
      Teltronics                                                    $   1,974,000      $  2,079,000      $  1,410,000
      Mexico                                                                8,000             5,000                --
      ISI                                                                  41,000            45,000           515,000
                                                                -------------------------------------------------------
      Total depreciation and amortization                           $   2,023,000      $  2,129,000      $  1,925,000
                                                                =======================================================
Interest and Financing Costs
      Teltronics                                                    $   1,601,000      $  2,016,000      $  1,299,000
      Mexico                                                                   --                --                --
      ISI                                                                      --                --           325,000
                                                                -------------------------------------------------------
       Total interest and financing costs                           $   1,601,000      $  2,016,000      $  1,624,000
                                                                =======================================================
Segment Profit (Loss)
      Teltronics                                                    $  (4,718,000)     $ (5,862,000)     $    601,000
      Mexico                                                               89,000          (149,000)               --
      ISI                                                                  35,000          (604,000)       (2,040,000)
                                                                -------------------------------------------------------
      Loss before income taxes                                      $  (4,594,000)     $ (6,615,000)     $ (1,439,000)
                                                                =======================================================
Segment Assets
      Teltronics                                                    $  18,020,000      $ 25,937,000      $ 29,337,000
      Mexico                                                              129,000           227,000                --
      ISI                                                                      --           129,000           194,000
                                                                -------------------------------------------------------
      Total segment assets                                          $  18,149,000      $ 26,293,000      $ 29,531,000
                                                                =======================================================
Acquisition of Property and Equipment
      Teltronics                                                    $     943,000      $  1,378,000      $    752,000
      Mexico                                                                   --            47,000                --
      ISI                                                                      --            26,000            26,000
                                                                -------------------------------------------------------
      Total acquisition of property and equipment                   $     943,000      $  1,451,000      $    778,000
                                                                =======================================================


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

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

          Name (1)               Age                                         Position
          ----                   ---                                         --------
Ewen R. Cameron                  50     Director, President, Chief Executive Officer and Assistant Secretary
Patrick G. Min                   44     Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Peter G. Tuckerman               56     Vice President Product Management
Robert B. Ramey                  45     Vice President Electronic Manufacturing
Norman R. Dobiesz                55     Director and Senior Vice President Business Development
Carl S. Levine                   56     Director (2)
Gregory G. Barr                  43     Director (2)
Richard L. Stevens               39     Director (2)

----------------

         (1) William L. Hutchison served as Executive Vice President, Chief Operating Officer and Assistant Secretary until March 31, 2002.
         (2)           Audit Committee Members.

         The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

         Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 30 years in the computer and telecommunications industry.

         Patrick G. Min, CPA serves as Vice President of Finance, CFO, Secretary and Treasurer. He joined the Company in August of 2001. He has over 18 years of experience in the accounting profession. Mr. Min was employed by Ernst & Young LLP for 12 years serving a variety of clients in both the public and private sectors. He has also held executive financial positions in various industries in both public and private companies. Mr. Min graduated with a Masters of Accountancy from the University of Tennessee.

         Peter G. Tuckerman, Vice President Product Management, joined the Company in September of 1977. Since that time he has served in various R & D, Marketing and Product Management roles. Prior to joining the Company he was a principal in MicroWare, Inc., a developer of custom microcomputer software for telecommunications applications.

         Robert B. Ramey joined the Company as Vice President, Manufacturing Operations in January 1995. Prior to joining the Company Mr. Ramey served twelve years with Loral Data Systems, a Defense and Commercial electronic equipment manufacturer. Mr. Ramey has held diverse management positions including, Manufacturing Engineering, Industrial Engineering, Program Management, Telecommunications Production, Surface Mount Assembly and Total Quality Management. Mr. Ramey has been in the electronics industry over 17 years.

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

         Carl S. Levine has served as a Director of the Company since July 27, 1988. Mr. Levine is an attorney who has been engaged in private practice in New York, New York from 1977. Mr. Levine is presently the senior partner in the law firm of Carl S. Levine & Associates, located in Jericho, New York. He specializes primarily in the practice of energy, environmental and tax law. Prior to entering private practice, Mr. Levine was employed as counsel for New York Regional Office of the United States Department of Energy.

         Gregory G. Barr is currently Area President of Orion Bank (formerly known as Gulf Coast National Bank), Fort Myers, Florida. Prior to that, Mr. Barr was employed as Senior Vice President, Senior Lender for SouthTrust
Bank. From 1987 to 1997 Mr. Barr was employed by Barnett Bank, Inc. as Senior Vice President and Commercial Banking Manager for Manatee County. Mr. Barr has experience in Commercial Banking, Finance, Accounting and Capital Markets transactions. He is a graduate of Salem State College, Salem, Massachusetts holding a Bachelor of Science in accounting. Mr. Barr has served as a Director of the Company since June 4, 1999.

         Richard L. Stevens is the President of Richard L. Stevens, CPA, P.A., which provides tax compliance and consulting services to clients in a variety of industries. Mr. Stevens also serves as Chief Financial Officer of Payless Car Rental System, Inc., a car rental franchisor located in St. Petersburg, Florida. From 1984 to 2000, Mr. Stevens held various management positions with the international accounting firms of Grant Thornton, LLP, Coopers & Lybrand and KPMG Peat Marwick. He has experience in taxation, accounting, capital transactions and mergers and acquisitions. Mr. Stevens holds a B.S. in Business Administration from the University of Louisville and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2002, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

ITEM 11.     EXECUTIVE COMPENSATION


Summary Compensation

         The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2002 (collectively, the "Named Officers").

                                            Annual Compensation                  Long Term Compensation
                                 ------------------------------------------------------------------------------
                                                                                   Awards            Payouts
                                                                          -------------------------------------
                                                                Other                 Securities                 All
                                                                Annual    Restricted  Underlying                Other
        Name and                                                Compen-     Stock      Options/      LTIP      Compen-
   Principal Position      Year        Salary         Bonus     sation(1)   Awards      SARs(#)     Payouts   sation (3)
---------------------------------------------------------------------------------------------------------------------------
Ewen R. Cameron            2002      $376,998            --        --         --            --        --       $ 2,701
President & CEO            2001       377,399            --        --         --       500,000        --         2,625
                           2000       352,574            --        --         --            --        --            --

Norman R. Dobiesz          2002       376,998            --        --                       --        --            --
Senior Vice President      2001       377,399            --        --         --            --        --            --
Business Development       2000       352,574            --        --         --            --        --            --

William L. Hutchison       2002       236,269 (2)        --        --                       --        --         2,409
Executive Vice             2001       229,764            --        --         --            --        --         2,399
President& COO             2000       215,000       $15,000        --         --        15,000        --            --

Robert B. Ramey            2002       150,839            --        --                       --        --         1,666
Vice President             2001       130,024            --        --         --            --        --         1,980
Manufacturing              2000       123,562            --        --         --        15,000        --            --

Peter G. Tuckerman         2002       119,248            --        --                       --        --            --
Vice President             2001       115,021            --        --         --            --        --            --
Product Management         2000       101,013            --        --         --         5,000        --            --

Patrick G. Min             2002       157,248            --        --         --            --        --        31,122 (4)
Vice President Finance,    2001        57,949            --        --         --            --        --            --
CFO, Secretary &
Treasurer


(1) Certain perquisites that aggregate less than the lessor of ten percent (10%) of the total salary and bonus of any of the executive officers or $50,000 are not included.

(2) William L. Hutchison served as Executive Vice President and COO of the Company until March 31, 2002.

(3)    Represents the Company 401(k) matching contribution.

(4) Represents various relocation expenses in addition to the Company 401(k) matching contribution of $2,750.


Employment Agreements

         Effective August 31, 2001 the Company amended and restated five year employment agreements with Ewen R. Cameron, President and CEO and Norman R. Dobiesz, Senior Vice President Business Development. Both agreements were amendments and restatements of prior agreements which the Company entered into with the employees as of January 1, 1999. Each employment agreement is renewable for an additional five year period at the employee's option and provides for a base salary of $325,000 subject to annual increases of $25,000. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to the salary for the remaining term on the contract.

         Effective September 9, 2002 the Company entered into three year employment agreements with Robert B. Ramey, Vice President Manufacturing and Patrick G. Min, Vice President Finance and CFO. Each employment agreement is renewable for an additional three year period unless either the employee or the Company sends notice of non-renewal to the other at least thirty days prior to the expiration date of the term. The agreements provide for base salaries of $132,000 and $155,000, respectively. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Ramey or Mr. Min, the terminated employee will be entitled to severance equal to one year's salary.

Employee Stock Purchase Plan

         On October 23, 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan ("ESPP") under which employees of the Company and its subsidiaries are provided the opportunity to acquire common stock of the Company under the Internal Revenue Code of 1986, as amended, at 85% of fair market value. An aggregate of 112,773 common shares are available under the ESPP. The ESPP became effective on June 19, 2000 upon adoption by the Company's Board of Directors. During 2002, the Company issued an aggregate of 247,730 shares in connection with this plan.

1995 Incentive Stock Option Plan

         The Company adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-K there are approximately 284 employees eligible to participate in the Plan. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

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

         During 2002, the Company issued options to purchase 5,000 shares to non-executive employees. During 2001, the Company canceled options previously granted to non-executive employees to purchase 127,000 shares of Common Stock upon separation from the Company . The Company also canceled options previously granted to executive employees to purchase 500,000 shares of Common Stock and options previously granted to a non-employee director to purchase 50,000 shares of Common Stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

Option/SAR Grants in Last Fiscal Year

                                  Number of Securities            % of Total
                                       Underlying                 Options/SARs            Exercise
                                      Options/SARs            Granted to Employees         or Base
             Name                    Granted (#)(1)            in Fiscal Year (1)       Price ($/Sh)     Expiration Date
---------------------------------------------------------------------------------------------------------------------------
              --                          --                           --                     --                 --

------------------------------
(1) Represents options only. No SARs have been granted.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                   Number of Securities    Value of Unexercised
                                                                  Underlying Unexercised      In-the-Money
                                                                      Options/SARs at         Options/SARs
                                                                        FY-Ended (#)        at FY-End ($) (1)
                                                                  -----------------------------------------------------
                              Shares
                             Acquired             Value                Exercisable/           Exercisable/
          Name            on Exercise (#)      Realized ($)           Unexercisable           Unexercisable
  ---------------------------------------------------------------------------------------------------------------------
  Ewen R. Cameron             ---                 ---                    30,000/0                $0/$0 (2)
                              ---                 ---                 100,000/400,000            $0/$0 (2)

  Norman R. Dobiesz           ---                 ---                    30,000/0                $0/$0 (3)

  William L. Hutchison        ---                 ---                    30,000/0                $0/$0 (4)
                              ---                 ---                  16,000/4,000              $0/$0 (4)
                              ---                 ---                  4,000/6,000               $0/$0 (4)
                              ---                 ---                  3,000/12,000              $0/$0 (4)

  Peter G. Tuckerman          ---                 ---                    20,000/0                $0/$0 (5)
                              ---                 ---                  2,000/3,000               $0/$0 (5)

  Robert B. Ramey             ---                 ---                    20,000/0                $0/$0 (6)
                              ---                 ---                  6,000/4,000               $0/$0 (6)
                              ---                 ---                  6,000/9,000               $0/$0 (6)

  Patrick G. Min              ---                 ---                  6,000/24,000              $0/$0 (7)

(1) Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price was $0.10 for each share of our common stock.

(2) None of the options granted to Mr. Cameron were in-the-money at December 31, 2002 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(3) None of the options granted to Mr. Dobiesz were in-the-money at December 31, 2002 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(4) None of these options granted to Mr. Hutchison were in-the-money at December 31, 2002 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(5) None of the options granted to Mr. Tuckerman were in-the-money at December 31, 2002 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(6) None of the options granted to Mr. Ramey were in-the-money at December 31, 2002 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

(7) None of these options granted to Mr. Min were in-the-money at December 31, 2002 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.

Director Compensation

         On August 12, 1996, the Company adopted a policy which was amended on August 13, 2002, to compensate non-employee members of its Board of Directors and Audit Committee in the amount of $2,500 plus expenses for each meeting attended in person and $1,500 for participating in each meeting via telephone conference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 14, 2003. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

                                                                                Amount and
                                                                                Nature of
             Name of Beneficial                                                 Beneficial
              Owner and Address                      Title of Class             Ownership (1)     Percentage of Class (1)
---------------------------------------------------------------------------------------------------------------------------

Directors and Officers
----------------------

Norman R. Dobiesz                 (2)(4)           Common Stock                  1,307,197              21.9%   (3)
2150 Whitfield Industrial Way                      Preferred Series A Stock        100,000               100%
Sarasota, Florida 34243

Carl S. Levine                    (2)              Common Stock                     25,690                  *   (5)(6)
125 Jericho Turnpike
Jericho, New York 11753

Ewen R. Cameron                   (2)(4)           Common Stock                    161,786               2.7%   (5)(7)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Patrick G. Min                    (4)              Common Stock                     15,455                  *   (5)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Gregory G. Barr                   (2)              Common Stock                      8,000                  *   (5)(8)
P. O. Box 413040
Naples, Florida 34101

Peter G. Tuckerman                (4)              Common Stock                     29,567                  *   (5)(10)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Robert B. Ramey                   (4)              Common Stock                     42,080                  *   (5)(11)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Richard L. Stevens                (2)              Common Stock                          0                  *
5364 Ehrlich Road
Tampa, Florida 33602

All Directors and Officers as                      Common Stock                  1,589,755              25.8%
a Group (8 persons)

Greater than 5% Ownership         (9)
-------------------------

Finova Mezzanine Capital Corp.                     Preferred Series B
500 Church Street, Suite 200                          Convertible Stock             12,625               100%
Nashville, Tennessee 37219                         Common Stock                  1,904,829              25.3%

Harris Corporation                                 Preferred Series C
1025 West NASA Boulevard                              Convertible Stock             40,000               100%
Melbourne, Florida 32919                           Common Stock                  1,454,545              19.7%

________________________________

*     Less than one percent

(1) Does not include an aggregate of 951,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted or which could be granted under the Company's 1995 Incentive Stock Option Plan.

(2)     Director of the Company.

(3) Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. ("H&N"), 1,140,000 shares owned by virtue of 100% ownership of W&D Consultants, Inc., 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc., and 30,000 exercisable stock options. Does not include 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock.

(4)     Executive Officer of the Company named in Item 11 of this Report on Form
        10-K.

(5)     Beneficially owns less than 1% of the Company's outstanding Common
        Stock.

(6) Includes: (i) 2,000 shares held by Mr. Levine's wife; (ii) 950 shares held by Mr. Levine's wife, as custodian for Mr. Levine's children, respecting which shares Mr. Levine disclaims beneficial ownership; (iii) 2,240 shares owned directly by Mr. Levine and 10,500 shares owned by the Carl S. Levine IRA; and (iv) 10,000 exercisable stock options.

(7)     Includes 130,000 shares of exerciseable stock options.

(8) Includes 2,000 shares owned jointly with Mr. Barr's wife. Includes 6,000 shares of exercisable stock options.

(9) The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.

(10)    Includes 22,000 shares of exercisable stock options.

(11)    Includes 32,000 shares of exercisable stock options.


Change of Control

         The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears.

Equity Compensation, Plan Information

         The following table presents information as of December 31, 2002, relating to our equity compensation plans:

              Plan Category                   Number of Securities          Weighted Average             Number of
                                               to be Issued upon           Exercise Price of        Securities Remaining
                                                  Exercise of             Outstanding Options          Available for
                                              Outstanding Options                                     Future Issuance
----------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders:

     1995 Incentive Stock
     Option Plan                                  481,200                      $1.75                      1,301,000


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective August 31, 2001 the Company entered into five year employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation - Employment Agreements.

         Effective September 9, 2002 the Company entered into three year employment agreements with Robert B. Ramey, Vice President Manufacturing and Patrick G. Min, Vice President Finance and CFO. See Executive Compensation - Employment Agreements.

         The Company had an outstanding note payable to its President and CEO, which was paid in full plus interest at September 18, 2002 for $73,380. The balance at December 31, 2001 and 2000 was $69,350 and $64,035, respectively.

         The Senior Vice President Business Development personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2002 and 2001 was $347,958 and $320,508, respectively.

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer, Ewen R. Cameron, and the Chief Financial Officer, Patrick G. Min, evaluated the effectiveness of Teltronics' disclosure controls and procedures as of a date within 90 days of the filing of this report (the "Evaluation Date"), and concluded that, as of the Evaluation Date, Teltronics' disclosure controls and procedures were effective to ensure that information Teltronics is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Teltronics in the reports that it files under the Exchange Act is accumulated and communicated to Teltronics' management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Change to Internal Controls and Procedures for Financial Reporting

         There were no significant changes to Teltronics' internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         The following documents are filed as a part of this report:

            (1)  Financial Statements:

                 The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 22.

            (2)  Financial Statement Schedules:

                 Schedule II - Valuation and Qualifying Accounts is on page 56.

                 All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

            (3)  See Item 15(c) below.

(b)         Reports on Form 8-K:

            No Reports on Form 8-K were filed during the fourth quarter of fiscal year ended December 31, 2002.

(c) Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.

(d)         Financial Statement Schedules: See Item 15(a) above.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                 Additions      Additions
                                                  Balance at     Charged to       Charged                       Balance at
                                                  Beginning       Costs and      to Other                         end of
                Description                       of Period       Expenses       Accounts       Writeoffs         Period
-----------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts:
     Year ended December 31, 2002                  $469,860        $226,462         --          $  (296,712)      $399,610
    Year ended December 31, 2001                    278,500         191,360         --                   --        469,860
    Year ended December 31, 2000                    210,000          89,199         --              (20,699)       278,500
Reserve for slow-moving inventories:
    Year ended December 31, 2002                 $1,235,000      $2,290,080         --          $(1,374,080)    $2,151,000
    Year ended December 31, 2001                  1,171,586          63,414         --                   --      1,235,000
    Year ended December 31, 2000                    709,340         462,246         --                   --      1,171,586
Valuation allowance for deferred tax assets:
    Year ended December 31, 2002                 $6,160,591              --     $1,640,119               --     $7,800,710
    Year ended December 31, 2001                  3,779,509              --      2,381,082               --      6,160,591
    Year ended December 31, 2000                  3,267,493              --        512,016               --      3,779,509

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            TELTRONICS, INC.

Dated:    March 31, 2003                    By:   /s/ Patrick G. Min
                                                  -------------------
                                                  Patrick G. Min
                                                  Vice President Finance and
                                                  Chief Financial Officer




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




             SIGNATURES                                 TITLE                                   DATE
             ----------                                 -----                                   ----

/s/ Ewen R. Cameron                      Director, President and                             March 31, 2003
--------------------------------         Chief Executive Officer
Ewen R. Cameron

/s/ Patrick G. Min                       Vice President Finance, Chief Financial             March 31, 2003
--------------------------------         Officer, Secretary and Treasurer
Patrick G. Min

/s/ Norman R. Dobiesz                    Director                                            March 31, 2003
--------------------------------
Norman R. Dobiesz

/s/ Carl S. Levine                       Director                                            March 31, 2003
--------------------------------
Carl S. Levine

/s/ Gregory G. Barr                      Director                                            March 31, 2003
--------------------------------
Gregory G. Barr

/s/ Richard L. Stevens                   Director                                            March 31, 2003
--------------------------------
Richard L. Stevens

                                  CERTIFICATION
                                  -------------

I, Ewen R. Cameron, certify that:

         1. I have reviewed this annual report on Form 10-K of Teltronics, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Teltronics, Inc. as of, and for, the periods presented in this annual report;

         4. Teltronics, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Teltronics, Inc. and we have;

         (a) designed such disclosure controls and procedures to ensure that material information relating to Teltronics, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of Teltronics, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

         5. Teltronics, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Teltronics, Inc.'s auditors and the audit committee of Teltronics, Inc.'s board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Teltronics, Inc.'s ability to record, process, summarize and report financial data and have identified for Teltronics, Inc.'s auditors any material weaknesses in internal controls; and

         (b) any fraud, whether not material, that involves management or other employees who have a significant role in Teltronics, Inc.'s internal controls; and

         6. Teltronics, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 31, 2003

/s/ Ewen R. Cameron
-------------------------------------
Ewen R. Cameron
Director, President and Chief
Executive Officer

                                  CERTIFICATION
                                  -------------


I, Patrick G. Min, certify that:

         1. I have reviewed this annual report on Form 10-K of Teltronics, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Teltronics, Inc. as of, and for, the periods presented in this annual report;

         4. Teltronics, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Teltronics, Inc. and we have;

         (a) designed such disclosure controls and procedures to ensure that material information relating to Teltronics, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of Teltronics, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

         5. Teltronics, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Teltronics, Inc.'s auditors and the audit committee of Teltronics, Inc.'s board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Teltronics, Inc.'s ability to record, process, summarize and report financial data and have identified for Teltronics, Inc.'s auditors any material weaknesses in internal controls; and

         (b) any fraud, whether not material, that involves management or other employees who have a significant role in Teltronics, Inc.'s internal controls; and

         6. Teltronics, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 31, 2003

/s/ Patrick G. Min
--------------------------------------------
Patrick G. Min
Vice President/Finance and
Chief Financial Officer

                                  EXHIBIT INDEX

(c) Exhibits:

3.1 Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.

3.2 By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.

4.1 Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 5 to Teltronics' Form 8-K filed October 7, 1996.

4.2 Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.1 to Teltronics' Form 8-K filed March 9, 1998.

4.3 Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.2 to Teltronics' Form 8-K filed March 9, 1998.

4.4 Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on March 27, 2002. Filed as Exhibit 3.6 to Teltronics' Form 10-K filed April 1, 2002.

4.5 Amended Designations Establishing Series of Shares and Articles of Amendment of Teltroncis, Inc. filed with the Delaware Secretary of State on April 29, 2002. Filed as Exhibit 3 to Teltronics' Form 10-Q filed August 14, 2002.

10.1 Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.4 to Teltronics' Form 8-K filed March 9, 1998.

10.2 Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.5 to Teltronics' Form 8-K filed March 9, 1998.

10.3 Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.6 to Teltronics' Form 8-K filed March 9, 1998.

10.4 Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 9, 1998.

10.5 Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.8 to Teltronics' Form 8-K filed March 9, 1998.

10.6 Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit
          10.9 to Teltronics' Form 8-K filed March 9, 1998.

10.7 Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 19, 1998.

10.8 Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated
          July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.

10.9 Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as
          Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.

10.10 Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.

10.11 Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.

10.12 Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.

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

10.20 Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 13, 2001.

10.21 Amended, Restated and Consolidated Secured Promissory Note restated as of March 28, 2002 delivered to Harris Corporation. Filed as Exhibit
          10.21 to Teltronics' Form 10-K filed April 1, 2002.

10.22 Third Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered May 2, 2002 by Teltronics, Inc. to Finova Mezzanine Capital, Inc. f/k/a/ Sirrom Capital Corporation. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 14, 2002.

10.23 Amended and Restated Stock Purchase Warrant covering 525,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as
          Exhibit 10.2 to Teltronics' Form 10-Q filed August 14, 2002.

10.24 Amended and Restated Stock Purchase Warrant covering 365,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as
          Exhibit 10.3 to Teltronics' Form 10-Q filed August 14, 2002.

10.25 Employment Agreement between the Company and Patrick G. Min dated September 9, 2002. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 14, 2002.

10.26 Employment Agreement between the Company and Robert B. Ramey dated September 9, 2002. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 14, 2002.

10.27 Thirteenth Amendment to Loan and Security Agreement dated October 16, 2002 between The CIT Group/Business Credit, Inc. and Teltronics. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed November 14, 2002.

10.28 First Amendment to Loan and Security Agreement, Fourth Amended and Restated Senior Secured Promissory Note and Pledge and Security Agreement dated September 30, 2002 between Finova Mezzanine Capital Inc. and Teltronics, Inc. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed November 14, 2002.

10.29 Agreement of Purchase and Sale of Vortex Technology dated October 31, 2002 between Tri-Link Technologies Inc. and Teltronics, Inc. Filed as
          Exhibit 10.5 to Teltronics' Form 10-Q filed November 14, 2002.

21*       List of Subsidiaries.

23*       Consent of Independent Certified Public Accountants, Ernst & Young
          LLP.

99.1*     Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350.

99.2*     Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350.

----
(*) Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2002.