Form 10-Q
period 2003-03-31
TELTRONICS INC
filed 2003-05-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2003.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2003 there were 7,292,425 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3-4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6-7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	22
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 2.	CHANGES IN SECURITIES	23
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 5.	OTHER INFORMATION	23
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23
SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER		24

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 453,240	$ 791,020
Accounts receivable, net of allowance for doubtful accounts of $344,175 at March 31, 2003 and $399,610 at December 31, 2002	6,090,775	5,155,877
Costs and estimated earnings in excess of billings on uncompleted contracts	1,393,874	740,650
Inventories, net	5,506,953	6,187,196
Prepaid expenses and other current assets	465,257	427,904
Total current assets	13,910,099	13,302,647
Property and equipment, net	4,005,854	4,076,265
Goodwill	241,371	241,371
Other intangible assets, net	238,390	253,575
Other assets	270,502	274,853
Total assets	$ 18,666,216	$ 18,148,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

	March 31, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$ 3,306,753	$ 2,193,401
Current portion of capital lease obligations	22,790	---
Accounts payable	5,556,502	4,356,985
Billings in excess of costs and estimated earnings on uncompleted contracts	432,869	1,347,685
Accrued expenses and other current liabilities	2,524,631	2,479,300
Deferred revenue	1,648,084	1,738,201
Total current liabilities	13,491,629	12,115,572
Long-term liabilities:
Long-term debt, net of current portion	8,565,910	8,641,785
Capital lease obligations, net of current portion	106,312	---
Total long-term liabilities	8,672,222	8,641,785
Commitments and contingencies
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized, 6,930,241 and 5,930,241 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	6,930	5,930
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	40	40
Additional paid-in capital	24,011,232	23,812,232
Deferred compensation	(150,000)	---
Accumulated other comprehensive loss	(66,586)	(72,560)
Accumulated deficit	(27,299,364)	(26,354,401)
Total shareholders' deficiency	(3,497,635)	(2,608,646)
Total liabilities and shareholders' deficiency	$ 18,666,216	$ 18,148,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales
Product sales and installation	$ 9,207,079	$ 11,759,865
Maintenance and service	2,373,427	1,913,153
	11,580,506	13,673,018
Cost of sales	6,873,586	8,504,801
Gross profit	4,706,920	5,168,217
Operating expenses:
General and administrative	1,509,151	1,438,221
Sales and marketing	2,167,999	3,166,014
Research and development	1,124,387	1,115,371
Depreciation and amortization	323,855	349,786
	5,125,392	6,069,392
Loss from operations	(418,472)	(901,175)
Other income (expense):
Interest	(298,366)	(370,327)
Financing	(78,600)	(45,598)
Litigation costs	---	(15,500)
Other	4,875	(2,362)
	(372,091)	(433,787)
Loss before income taxes	(790,563)	(1,334,962)
Provision for income taxes	(3,900)	(6,891)
Net loss	(794,463)	(1,341,853)
Dividends on Preferred Series B and C Convertible stock	150,500	42,259
Net loss available to common shareholders	$(944,963)	$(1,384,112)
Net loss per share:
Basic	$ (0.16)	$ (0.26)
Diluted	$ (0.16)	$ (0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$ (794,463)	$ (1,341,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	59,935	86,414
Provision for slow moving inventories	92,890	150,000
Depreciation and amortization	467,298	533,739
Amortization of other intangible assets	15,185	16,684
Amortization of deferred financing costs	6,750	21,200
Fair value of Common stock issued for 401(k) match	---	56,850
Amortization of deferred compensation costs	50,000	---
Changes in operating assets and liabilities:
Accounts receivable	(994,833)	230,479
Costs and estimated earnings in excess of billings on uncompleted contracts	(653,224)	(245,800)
Inventories	587,353	366,439
Prepaid expenses and other current assets	(37,353)	(189,970)
Other assets	(2,399)	39,708
Accounts payable	1,199,517	(76,800)
Billings in excess of costs and estimated earnings on uncompleted contracts	(914,816)	(202,161)
Accrued expenses and other current liabilities	45,331	969,086
Deferred revenue	(90,117)	63,632
Net cash flows provided by (used in) operating activities	(962,946)	477,647
INVESTING ACTIVITIES:
Acquisition of property and equipment	(264,061)	(145,915)
Net cash flows used in investing activities	(264,061)	(145,915)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	1,280,844	(184,356)
Net principal repayments on loans, notes and capital leases	(247,091)	(10,846)
Proceeds from issuance of Common stock	---	74,091
Dividends paid on Preferred Series B and C Convertible stock	(150,500)	(37,875)
Net cash flows provided by (used in) financing activities	883,253	(158,986)
Effect of exchange rate changes on cash	5,974	(245)
Net increase (decrease) in cash and cash equivalents	(337,780)	172,501
Cash and cash equivalents - beginning of period	791,020	63,307
Cash and cash equivalents - end of period	$ 453,240	$ 235,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Supplemental noncash financing and investing activities:
Capital lease obligation incurred	$ 132,826	---
Fair value of Common stock issued for compensation of $200,000 less amortization expense of $50,000, included in deferred compensation	150,000	---
Conversion of other long-term liability to Preferred Series C Convertible stock	---	$ 3,744,355
Conversion of certain accrued expenses to Preferred Series C Convertible stock	---	255,645
Unpaid dividends on Preferred Series C Convertible stock included in accrued expenses	---	4,384

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Seasonality
The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year. Consequently, results for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters. The revenues of the Company continued to be impacted by the general slowdown of telecommunications expenditures.

Reclassifications
Certain amounts in our prior period condensed consolidated financial statements have been reclassified from sales and marketing to cost of sales in order to conform with the current period's presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have been as follows:

Three Months Ended March 31,
	2003	2002
Net loss - as reported	$ (794,463)	$ (1,341,853)
Net loss - pro forma	$ (850,323)	$ (1,397,125)
Net loss per share:
Basic - as reported	$ (0.16)	$ (0.26)
Basic - pro forma	$ (0.17)	$ (0.28)
Diluted - as reported	$ (0.16)	$ (0.26)
Diluted - pro forma	$ (0.17)	$ (0.28)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

NOTE 3 - COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

	Three Months Ended March 31,
	2003	2002
Net loss	$ (794,463)	$ (1,341,853)
Foreign currency translation	5,974	(245)
Total comprehensive loss	$ (788,489)	$ (1,342,098)

NOTE 4 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net loss per share is computed by dividing net loss, adjusted for preferred stock dividends, by the weighted average number of issued common shares and potential common shares. Potential common shares consist of convertible preferred stock, stock options (vested and unvested) and warrants and are computed using the treasury stock method. Certain potential common shares for 2003 and 2002 were anti-dilutive and were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2003	2002
Basic
Net loss	$ (794,463)	$ (1,341,853)
Preferred dividends	(150,500)	(42,259)
Net loss available to common shareholders	$ (944,963)	$ (1,384,112)
Weighted average shares outstanding	6,052,463	5,229,992
Net loss per share	$ (0.16)	$ (0.26)
Diluted
Net loss	$ (794,463)	$ (1,341,853)
Preferred dividends	(150,500)	(42,259)
Net loss available to common shareholder	$ (944,963)	$ (1,384,112)
Weighted average shares outstanding	6,052,463	5,229,992
Effect of dilutive securities
Employee stock options	---	---
Convertible preferred stock	---	---
Warrants	---	---
Dilutive potential common shares	6,052,463	5,229,992
Net loss per share	$ (0.16)	$ (0.26)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2003	December 31, 2002
	(Unaudited)
Costs incurred on uncompleted contracts	$ 2,065,675	$ 967,379
Estimated earnings	680,613	950,926
	2,746,288	1,918,305
Less: Billings to date	1,785,283	2,525,340
	$ 961,005	$ (607,035)
Included in accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 1,393,874	$ 740,650
Billings in excess of costs and estimated earnings on uncompleted contracts	(432,869)	(1,347,685)
	$ 961,005	$ (607,035)

Costs and estimated earnings on uncompleted contracts includes unbilled revenue of approximately $234,000 and $321,000 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 6 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2003	December 31, 2002
	(Unaudited)

Raw materials	$ 3,041,262	$ 3,195,656
Work-in-process	814,452	979,036
Finished goods	1,651,239	2,012,504
	$ 5,506,953	$ 6,187,196

The valuation allowance for slow moving inventories was $1,417,000 and $2,151,000 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS

The Company's other intangible assets are as follows:

March 31, 2003 (Unaudited)
	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer list	5 years	$ 202,332	$ 126,203	$ 76,129
Patent	14 years, 7 months	239,899	77,638	162,261
Total		$ 442,231	$ 203,841	$ 238,390

December 31, 2002
	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer list	5 years	$ 202,332	$ 114,646	$ 87,686
Patent	14 years, 7 months	239,899	74,010	165,889
Total		$ 442,231	$ 188,656	$ 253,575

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to intangible assets was $15,185 and $16,684 for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2007 and thereafter is: 2003 - $45,555; 2004 - $44,396; 2005 - $26,079; 2006 - $14,510; 2007 - $14,510; thereafter - $93,340.

NOTE 8 - DEBT

Debt consists of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)
Secured promissory note - payable to Harris Corporation in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,754,922	$ 8,868,717

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Business Credit, Inc. ("CIT") amended the Company's existing Line of Credit Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. A director of the Company had personally guaranteed a portion of the facility. On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ending December 31, 2003. At March 31, 2003, the Company's interest rate was 6.75%. The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At March 31, 2003, the Company had $433,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	2,294,260	1,013,416
Senior Secured Promissory Note - On September 30, 2002, the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note with a revised maturity date of August 13, 2003, interest at 14% and monthly principal and interest payments of $55,000, commencing October 1, 2002.	502,644	693,477
Notes payable to finance companies, payable in monthly installments of $7,000 with interest at approximately 5%. The notes mature through March 2008 and are collateralized by vehicles.	320,837	259,576
Total	11,872,663	10,835,186
Less current portion	3,306,753	2,193,401
Long-term portion	$ 8,565,910	$ 8,641,785

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

On February 25, 1998, the Company entered into senior Secured Loans ("Loans") for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova Mezzanine Capital Corp. ("Finova") and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note. On September 30, 2002, Finova and the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note ("Note"). Under the terms of the Note, monthly principal and interest payments of $55,000 are required commencing October 1, 2002 until August 13, 2003 at which time a balloon payment of the remaining unpaid balance of $303,000 will be due. The interest rate was increased from 12% to 14%.

The Holder of the Loans previously received 890,000 warrants to purchase the Company's Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company recorded a deferred financing fee of approximately $160,200 in May 2002. This fee was expensed as a financing cost in our condensed consolidated statements of operations in 2002.

The covenants in the Secured Promissory Note, Loan and Security Agreement and the Senior Secured Promissory Note restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

NOTE 9 - EXIT ACTIVITY

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 required recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

The Company leases office space for a research and development facility in Dallas, Texas. The lease expires in December 2006. In December 2002, the Company closed its facility in Dallas, Texas. Teltronics will continue to incur rental costs under the Dallas lease agreement without receiving any future economic benefit.

Teltronics early adopted the provisions of SFAS No. 146 in 2002, and as a result, the Company recorded an expense of approximately $437,000 in December 2002 that represented the present value of our liability (lease obligation) as of December 31, 2002. This expense was reported as a general and administrative expense in our consolidated statements of operations for 2002. Prior to the closing of our Dallas facility, our Dallas rental expenses were reported as a research and development expense. Commencing January 1, 2003, our Dallas rental expenses are reported as a general and administrative expense.

The changes in the Company's lease obligation for the three months ended March 31, 2003 are as follows:

Balance, beginning of the period	$ 437,000
Accretion in present value of lease obligation during the period	8,400
Other rental expenses	2,000
Payments made during the period	(10,500)
Balance, end of the period	$ 436,900

NOTE 10 - WARRANTY

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

Changes in the Company's product liability during the period are as follows:

Balance, beginning of the period	$ 315,000
Warranties issued during the period	64,686
Payments made during the period	(53,686)
Changes in liability for pre-existing warranties during the period	11,000
Balance, end of the period	$ 337,000

NOTE 11 - SHAREHOLDERS' EQUITY

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

(B)   Common stock - The Company recorded the issuance of 1.0 million shares of Common stock with a fair value of $200,000 as deferred compensation for 2003 services by its Board of Directors. The deferred compensation will be expensed as a general and administrative expense in our condensed consolidated statements of operations commencing January 1, 2003 through December 31, 2003. As of March 31, 2003, the deferred compensation of $150,000 is included in shareholders' deficiency of our condensed consolidated balance sheets.

(C)   Warrants - In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004.

In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its Common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

NOTE 12 - COMMITMENTS

On October 31, 2002, the Company and Tri-Link Technologies Inc. ("Tri-Link") entered into an Agreement of Purchase and Sale ("Agreement") with a closing date on the earlier of May 1, 2003 or the fifth business day following the earliest day on which Tri-Link and the Company have agreed in writing that the Developed Vortex Technology fully meets the specifications outlined in the Agreement. As of May 15, 2003, the transaction had not closed. The Agreement includes voice over internet protocol ("VoIP") technology that is in the development stage. The Company will be acquiring the existing Vortex Technology, the Developed Vortex Technology, and all tangible and intangible assets associated with the existing Vortex Technology and the Developed Vortex Technology.

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

NOTE 13 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, ISI and Mexico. As further described in Note 1, ISI was sold in July 2002. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the Segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

Three Months Ended March 31,
	2003	2002
Net Sales
Teltronics	$ 11,522,000	$ 13,370,000
Mexico	59,000	228,000
ISI	---	75,000
Total net sales	$ 11,581,000	$ 13,673,000
Depreciation and Amortization
Teltronics	$ 465,000	$ 523,000
Mexico	2,000	3,000
ISI	---	8,000
Total depreciation and amortization	$ 467,000	$ 534,000
Interest and Financing Costs
Teltronics	$ 377,000	$ 416,000
Mexico	---	---
ISI	---	---
Total interest and financing costs	$ 377,000	$ 416,000
Segment Profit (Loss)
Teltronics	$ (755,000)	$ (1,402,000)
Mexico	(36,000)	56,000
ISI	---	11,000
Income (loss) before income taxes	$ (791,000)	$ (1,335,000)
Segment Assets
Teltronics	$ 18,580,000
Mexico	86,000
ISI	---
Total segment assets	$ 18,666,000
Acquisition of Property and Equipment
Teltronics	$ 264,000	$ 146,000
Mexico	---	---
ISI	---	---
Total acquisition of property and equipment	$ 264,000	$ 146,000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

FORWARD-LOOKING STATEMENTS

References in this report to the "Company," "Teltronics," "we." or "us" mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, our ability to consummate the acquisition agreement with Tri-Link Technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, and other factors described in the Company's filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates because the estimates represent judgments made at specific dates for events that are ongoing. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in preparing our consolidated financial statements. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.

Our critical accounting policies and estimates are as follows:

Revenue recognition. The revenue recognition process requires management to make assumptions based on historical results, future expectations, changes in credit-worthiness of customers, and other relevant factors. Teltronics generates revenues through different sources.

  Contract Manufacturing. Revenues from sales of product including our contract manufacturing business are recognized when the product is shipped. The Company's policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company's history of providing contract manufacturing services, we believe that collectibility at March 31, 2003 is reasonably assured.

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

  The percentage of completion method recognizes revenue and related costs as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specified contract.

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

Allowance for doubtful accounts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We maintain an allowance for doubtful accounts based on management's assessment of the age of the receivables and financial stability of the customer. We evaluated our allowance for doubtful accounts based on the recent downturn in the economy and increased them as we saw necessary. If the financial condition of any of our customers deteriorates, we may record additions to our allowance for doubtful accounts in the future.

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

Impairment of Intangible and Long-Lived Assets. Long-lived assets consist primarily of fixed assets. We periodically evaluate the recovery of long-lived assets when impairment indicators are present. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, estimated future cash flows, expected useful life of long-lived assets and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that long-lived assets associated with our business are impaired.

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

Contingencies and Litigation. We are subject to proceedings, lawsuits and other claims related to class action lawsuits and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. These estimates are often initially developed substantially earlier than when the ultimate loss is known. In each accounting period, a determination of the amount of loss accrual required, if any, for these contingencies is made after careful review of each individual issue. We are often initially unable to develop a best estimate of loss, and therefore, the minimum amount, which could be zero, is recorded. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. Occasionally, a best estimate is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year. Consequently, results for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters. The revenues of the Company continued to be impacted by the general slowdown of telecommunications expenditures.

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company's unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2003 and 2002.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	59.4	62.2
Gross profit	40.6	37.8

Operating expenses:
General and administrative	13.0	10.5
Sales and marketing	18.7	23.2
Research and development	9.7	8.2
Depreciation and amortization	2.8	2.5
	44.2	44.4
Loss from operations	(3.6)	(6.6)
Other income (expense):
Interest	(2.6)	(2.7)
Financing	(0.7)	(0.4)
Litigation costs	---	(0.1)
Other	---	---
	(3.3)	(3.2)
Loss before income taxes	(6.9)	(9.8)
Provision for income taxes	---	---
Net loss	(6.9%)	(9.8%)

Net Sales

Net sales decreased 15.3% to $11.6 million for the three months ended March 31, 2003 from $13.7 million for the same period in 2002. The decrease in net sales from 2002 to 2003 is primarily attributable to a slow down in the telecommunications market as evidenced by a decrease in net sales from our five largest customers in the three months ended March 31, 2003 as compared to the same period in 2002 of approximately $1.1 million or 9.8%.

Gross Profit Margin

Our gross profit margin for the three months ended March 31, 2003 and 2002 was 40.6% and 37.8%, respectively. The increase in our gross profit margin for the three months ended March 31, 2003, as compared to the same period in 2002, is caused by changes in product mix and an improvement in our project management of certain projects that require additional attention due to the nature and extended time of the project.

Operating Expenses

Operating expenses were $5.1 million for the three months ended March 31, 2003 as compared to $6.1 million for the same period in 2002.

General and administrative expenses increased $71,000 or 4.9% for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily related to operating expenses of our former research and development facility in Dallas, Texas that was closed in December 2002. The Company recorded an expense of approximately $437,000 that represented the present value of our liability for the building lease obligation as of December 31, 2002; however, we continue to incur rental costs under the Dallas lease agreement. Prior to 2003, our operating expenses associated with the Dallas facility were reported as a research and development expense in our consolidated statements of operations.

Sales and marketing expenses decreased $998,000 or 31.5% for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease was primarily a result of severance benefits associated with two employees terminated in the first quarter of 2002 of approximately $280,000 and reductions in work force implemented during the fourth quarter of 2002.

Research and development expenses increased $9,000 or 0.8% for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily due to the increased costs associated with developing new products, which were offset by the reduction in workforce related to closing the Dallas office in December 2002.

Other Expenses

Other expenses decreased $62,000 or 14.2% for the three months ended March 31, 2003, as compared to the same period in 2002. The net decrease of $62,000 in other expenses was comprised primarily of a $72,000 decrease in interest expense, as a result of an overall decrease in debt, and a $16,000 decrease in litigation costs, which were partially offset by a $33,000 increase in financing expenses as a result of services performed by Atlantic American Capital Advisors, LLC.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the three months ended March 31, 2003

Operating Activities

Net cash flows used in operating activities were $963,000 for the three months ended March 31, 2003. The $963,000 was comprised of the following items: (1) net loss of $794,000, (2) non-cash expenses of $692,000, (3) a net decrease in working capital of $861,000. The reduction in working capital resulted primarily from the use of cash on uncompleted projects and timing of our collection on outstanding receivables during the first quarter of 2003 as compared with the fourth quarter of 2002. Generally, working capital requirements will increase or decrease with sequential changes in quarterly revenue levels and the timing of expenditures on uncompleted projects, collections on outstanding receivables and payments on payables. We are continuing to focus on reducing our working capital requirements through more favorable billing terms and our collection efforts.

Investing Activities

Net cash flows used in investing activities were $264,000 for the three months ended March 31, 2003. The Company acquired property and equipment of $264,000 to support its operations including service vehicles and manufacturing equipment.

Financing Activities

Net cash flows provided by financing activities were $883,000 for the three months ended March 31, 2003. The $883,000 was comprised of the following items: (1) net borrowings of $1.3 million on the line of credit, (2) net repayments of $247,000 on loans, notes and capital leases, and (3) dividends paid of $151,000 on Preferred Series B and C Convertible stock. We have historically used our asset based line of credit arrangement with CIT to help fund our operating requirements.

Liquidity

At March 31, 2003, our principal sources of liquidity consisted of cash and available borrowings under our line of credit. As of March 31, 2003, the Company had cash and cash equivalents of $453,000 as compared to $791,000 as of December 31, 2002. Working capital as of March 31, 2003 and December 31, 2002 was $418,000 and $1,187,000, respectively.

Principal obligations as of March 31, 2003 were comprised primarily of the following items: (1) Promissory note payable to Harris Corporation of $8.8 million in which $437,000 is expected to be paid within the next twelve months, (2) Bank line of credit payable to CIT of $2.3 million, and (3) Senior Secured Promissory Note payable to Finova of $503,000 that matures on August 13, 2003 with a balloon payment of $303,000. Upon the closing of the Tri-Link transaction, we will also have a Promissory Note payable of $2.5 million related to our acquisition of the Vortex assets from Tri-Link with payments of $625,000 expected to be paid in 2003.

As of March 31, 2003, we had a credit facility with CIT as described in our notes to the condensed consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ending December 31, 2003. The amount available under this credit facility at March 31, 2003 was $433,000 subject to restrictions based on availability formulas.

We believe that our cash balances and the future cash flows expected to be generated by operations should be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months; however, since our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, our ability to generate positive cash flows from operations may be jeopardized and we cannot assure that our actual cash requirements will not be greater than we currently expect. As a result, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests. In addition, if our cash flows were to substantially decrease, our long-lived assets or goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

The Company has engaged the investment banking firm of Atlantic American Capital Advisors, LLC, as financial advisor to assist the Company in developing and exploring strategic opportunities, which may include raising capital, mergers, acquisitions, strategic partnerships or joint ventures, and various other services. There can be no assurances that any such strategic alternative will be consummated.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption "Quantitative and Qualitative Disclosures About Market Risks" in our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.       OTHER INFORMATION

We have accelerated the proposed date of our 2003 Annual Meeting of Stockholders more than thirty (30) days from last year's annual meeting to June 26, 2003. Because the deadline for submission of shareholder proposals pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as set forth in our proxy statement for our 2002 Annual Meeting, still allows us a reasonable time before we intend to print and mail our 2003 proxy materials, the deadline for submission of shareholder proposals for our 2003 Annual Meeting of Stockholders will remain March 11, 2003.

ITEM 6(a).     EXHIBITS

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

ITEM 6(b).     REPORTS ON FORM 8-K - None

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

May 15, 2003	/s/ Patrick G. Min Patrick G. Min Vice President Finance and Chief Financial Officer

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

May 15, 2003	/s/ Ewen R. Cameron Ewen R. Cameron President and Chief Executive Officer

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

May 15, 2003	/s/ Patrick G. Min Patrick G. Min Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.