Form 10-Q
period 2003-06-30
TELTRONICS INC
filed 2003-08-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2003.
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

As of August 14, 2003 there were 7,354,736 shares of the Registrant's Common Stock outstanding.

INDEX

PAGE
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3-4
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6-7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 2.	CHANGES IN SECURITIES	24
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5.	OTHER INFORMATION	24
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURE		26
EXHIBIT INDEX		27

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003	December 31, 2002
	(Unaudited)

Current assets: Cash and cash equivalents	$ 363,998	$ 791,020
Accounts receivable, net of allowance for doubtful accounts of $340,890 at June 30, 2003 and $399,610 at December 31, 2002	6,794,698	5,155,877
Costs and estimated earnings in excess of billings on uncompleted contracts	759,758	740,650
Inventories, net	5,888,513	6,187,196
Prepaid expenses and other current assets	436,543	427,904
Total current assets	14,243,510	13,302,647

Property and equipment, net	6,118,871	4,076,265
Goodwill	241,371	241,371
Other intangible assets, net	223,205	253,575
Other assets	263,869	274,853

Total assets	$ 21,090,826	$ 18,148,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	June 30, 2003	December 31, 2002
	(Unaudited)

Current liabilities:
Current portion of long-term debt	$ 5,052,086	$ 2,193,401
Current portion of capital lease obligations	23,249	—
Accounts payable	6,364,599	4,356,985
Billings in excess of costs and estimated earnings on uncompleted contracts	227,656	1,347,685
Accrued expenses and other current liabilities	2,840,091	2,479,300
Deferred revenue	1,484,425	1,738,201
Total current liabilities	15,992,106	12,115,572
Long-term liabilities:
Long-term debt, net of current portion	9,922,389	8,641,785
Capital lease obligations, net of current portion	100,325	—
Total long-term liabilities	10,022,714	8,641,785
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized, 7,354,736 and 5,930,241 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	7,355	5,930
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	40	40
Additional paid-in capital	24,087,413	23,812,232
Deferred compensation	(100,000)	—
Accumulated other comprehensive loss	(60,433)	(72,560)
Accumulated deficit	(28,858,482)	(26,354,401)
Total shareholders' deficiency	(4,923,994)	(2,608,646)
Total liabilities and shareholders' deficiency	$ 21,090,826	$ 18,148,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales
Product sales and installation	$10,628,422	$14,629,664	$19,835,501	$26,389,529
Maintenance and service	2,340,817	2,032,128	4,714,244	3,945,281
	12,969,239	16,661,792	24,549,745	30,334,810
Cost of goods sold	8,039,172	10,751,207	14,912,758	19,256,008
Gross profit	4,930,067	5,910,585	9,636,987	11,078,802
Operating expenses:
General and administrative	1,543,271	1,307,768	3,052,422	2,745,989
Sales and marketing	2,521,233	2,491,409	4,689,232	5,657,423
Research and development	1,565,027	934,042	2,689,414	2,049,413
Depreciation and amortization	323,466	338,081	647,321	687,867
	5,952,997	5,071,300	11,078,389	11,140,692
Income (loss) from operations	(1,022,930)	839,285	(1,441,402)	(61,890)

Other income (expense):
Interest	(297,916)	(291,370)	(596,282)	(661,697)
Financing	(84,798)	(118,954)	(163,398)	(164,552)
Litigation costs	—	—	—	(15,500)
Other	926	(9,444)	5,801	(11,806)
	(381,788)	(419,768)	(753,879)	(853,555)
Income (loss) before income taxes	(1,404,718)	419,517	(2,195,281)	(915,445)
Provision for income taxes	(3,900)	(7,181)	(7,800)	(14,072)

Net income (loss)	(1,408,618)	412,336	(2,203,081)	(929,517)

Dividends on Preferred Series
B and C Convertible stock	150,500	158,919	301,000	201,178
Net income (loss) available to
common shareholders	$ (1,559,118)	$ 253,417	$ (2,504,081)	$ (1,130,695)

Net income (loss) per share:
Basic	$ (0.24)	$ 0.05	$ (0.38)	$ (0.21)
Diluted	$ (0.24)	$ 0.05	$ (0.38)	$ (0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$ (2,203,081)	$ (929,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	106,228	102,106
Provision for slow moving inventories	92,890	1,116,049
Depreciation and amortization	918,736	1,056,214
Amortization of other intangible assets	30,370	33,369
Amortization of deferred financing costs	13,500	121,018
Fair value of Common stock issued to 401(k) plan	33,648	117,334
Gain on sale of property and equipment	(75)	(25,020)
Amortization of deferred compensation costs	102,369	—
Changes in operating assets and liabilities:
Accounts receivable	(1,745,049)	(59,464)
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,108)	(392,340)
Inventories	205,793	155,490
Prepaid expenses and other current assets	22,799	(146,185)
Other assets	(2,516)	29,637
Accounts payable	1,857,114	(868,387)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,120,029)	223,122
Accrued expenses and other current liabilities	326,984	163,394
Deferred revenue	(253,776)	105,856
Net cash flows provided by (used in) operating activities	(1,633,203)	802,676
INVESTING ACTIVITIES:
Acquisition of property and equipment	(578,516)	(289,145)
Proceeds from sale of property and equipment	75	25,020
Net cash flows used in investing activities	(578,441)	(264,125)
FINANCING ACTIVITIES:
Net borrowings on line of credit	2,326,564	13,699
Net principal repayments on loans, notes and capital leases	(446,527)	(207,144)
Proceeds from issuance of Common stock	42,958	74,091
Dividends paid on Preferred Series B and C Convertible stock	(150,500)	(142,079)
Net cash flows provided by (used in) financing activities	1,772,495	(261,433)
Effect of exchange rate changes on cash	12,127	(16,133)
Net increase (decrease) in cash and cash equivalents	(427,022)	260,985
Cash and cash equivalents - beginning of period	791,020	63,307
Cash and cash equivalents - end of period	$ 363,998	$ 324,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Supplemental noncash financing and investing activities:
Capital lease obligation incurred	$ 132,826	—
Fair value of Common stock issued for compensation of $200,000 less amortization expense of $100,000, included in deferred compensation	100,000	—
Purchase of Vortex technology for debt	2,250,000	—
Assumption of deferred compensation liabilities included in prepaid expenses and other current assets, and accrued expenses related to purchase of Vortex technology	33,807	—
Unpaid dividends on Preferred Series B and C Convertible stock included in accounts payable	150,500	—
Conversion of other long-term liability to Preferred Series C Convertible stock	—	$ 3,744,355
Conversion of certain accrued expenses to Preferred Series C Convertible stock	—	255,645
Unpaid dividends on Preferred Series B and C Convertible stock included in accrued expenses	—	59,099
Deferred financing fee of $160,200 less amortization expense of $93,068, included in prepaid expenses and other current assets	—	67,132

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

The accompanying condensed consolidated financial statements include the accounts of the Company and are comprised of its wholly-owned subsidiaries TTG Acquisition Corp., Teltronics, S.A. de C.V., and 36371 Yukon Inc. In July 2002, the Company sold ownership of its Interactive Solutions, Inc. ("ISI") subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI, which were pledged as collateral to Finova Mezzanine Capital Inc. In connection with the sale of ISI, the Company's common stock ownership of ISI was reduced from 85% to 15%. Management of the Company determined the value of the Series A Preferred stock to not be material, as a result, no gain on the sale of ISI was recognized. The Company's sale of ISI enables the Company to focus on our core business. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective May 30, 2003, the Company closed on its acquisition of the Vortex Technology and related assets from Tri-Link Technologies Inc. ("Tri-Link"). Tri-Link designed a pure soft switch that utilizes Ethernet LAN to provide voice over internet protocol ("VoIP"). Our new product offering derived from this technology, Cypreon, is the first IP-PCX solution to deliver advanced telephone, videoconferencing, and LAN capabilities in an easily-installed system. Cypreon is scheduled for commercial release in August 2003. The Vortex technology and assets are being held in 36371 Yukon Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Seasonality
The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year. Consequently, net sales for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters. The net sales of the Company continued to be impacted by the general slowdown of telecommunications expenditures.

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

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) - as reported	$ (1,408,618)	$ 412,336	$ (2,203,081)	$ (929,517)
Stock-based employee compensation cost if the fair value method had been applied	(55,692)	(55,272)	(111,555)	(110,544)
Net income (loss) - pro forma	$ (1,464,310)	$ 357,064	$ (2,314,636)	$ (1,040,061)

Net income (loss) per share: Basic - as reported	$ (0.24)	$ 0.05	$ (0.38)	$ (0.21)
Basic - pro forma	$ (0.25)	$ 0.04	$ (0.40)	$ (0.23)

Diluted - as reported	$ (0.24)	$ 0.05	$ (0.38)	$ (0.21)
Diluted - pro forma	$ (0.25)	$ 0.04	$ (0.40)	$ (0.23)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$ (1,408,618)	$ 412,336	$ (2,203,081)	$ (929,517)
Foreign currency translation	6,153	(15,888)	12,127	(16,133)
Total comprehensive income (loss)	$ (1,402,465)	$ 396,448	$ (2,190,954)	$ (945,650)

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic
Net income (loss)	$ (1,408,618)	$ 412,336	$ (2,203,081)	$ (929,517)
Preferred dividends	(150,500)	(158,919)	(301,000)	(201,178)
Net loss available to common shareholders	$ (1,559,118)	$ 253,417	$ (2,504,081)	$ (1,130,695)
Weighted average shares outstanding	6,514,821	5,347,463	6,598,455	5,289,052
Net income (loss) per share	$ (0.24)	$ 0.05	$ (0.38)	$ (0.21)
Diluted
Net income (loss)	$ (1,408,618)	$ 412,336	$ (2,203,081)	$ (929,517)
Preferred dividends	(150,500)	—	(301,000)	(201,178)
Net income (loss) available to common shareholders	$ (1,559,118)	$ 412,336	$ (2,504,081)	$ (1,130,695)
Weighted average shares outstanding	6,514,821	5,347,463	6,598,455	5,289,052
Effect of dilutive securities
Employee stock options	—	—	—	—
Convertible preferred stock	—	2,175,974	—	—
Warrants	—	—	—	—
Dilutive potential common shares	6,514,821	7,523,437	6,598,455	5,289,052
Net income (loss) per share	$ (0.24)	$ 0.05	$ (0.38)	$ (0.21)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	June 30, 2003	December 31, 2002
	(Unaudited)

Costs incurred on uncompleted contracts	$ 1,506,403	$ 967,379
Estimated earnings	735,412	950,926
	2,241,815	1,918,305
Less: Billings to date	1,709,713	2,525,340
	$ 532,102	$ (607,035)
Included in accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	759,758	740,650
Billings in excess of costs and estimated earnings on uncompleted contracts	(227,656)	(1,347,685)
	$ 532,102	$ (607,035)

Costs and estimated earnings on uncompleted contracts includes unbilled revenue of approximately $230,000 and $321,000 as of June 30, 2003 and December 31, 2002, respectively.

NOTE 6 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$ 3,075,398	$ 3,195,656
Work-in-process	1,198,189	979,036
Finished goods	1,614,926	2,012,504
	$ 5,888,513	$ 6,187,196

The valuation allowance for slow moving inventories was $1,414,000 and $2,151,000 as of June 30, 2003 and December 31, 2002, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS

The Company's other intangible assets are as follows:

June 30, 2003 (Unaudited)
	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer list	5 years	$ 202,332	$ 137,761	$ 64,571
Patent	14 years, 7 months	239,899	81,265	158,634
Total		$ 442,231	$ 219,026	$ 223,205

December 31, 2002
	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer list	5 years	$ 202,332	$ 114,646	$ 87,686
Patent	14 years, 7 months	239,899	74,010	165,889
Total		$ 442,231	$ 188,656	$ 253,575

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to intangible assets was $15,185 and $16,685 for the three months ended June 30, 2003 and 2002, respectively. Amortization expense related to intangible assets was $30,370 and $33,369 for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2008 and thereafter is: 2003 - $30,370; 2004 - $44,396; 2005 - $26,079; 2006 - $14,510; 2007 - $14,510; 2008 - $14,510; thereafter - $78,830.

NOTE 8 - DEBT

Debt consists of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)
Secured promissory note - payable to Harris Corporation in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,677,789	$ 8,868,717

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Business Credit, Inc. ("CIT") amended the Company's existing Line of Credit Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. A director of the Company had personally guaranteed a portion of the facility. On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ending December 31, 2003. At June 30, 2003, the Company's interest rate was 7.0%. The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At June 30, 2003, the Company had $486,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	3,339,980	1,013,416
Senior Secured Promissory Note - On September 30, 2002, the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note with a revised maturity date of August 13, 2003, interest at 14% and monthly principal and interest payments of $55,000, commencing October 1, 2002.	403,797	693,477
Note payable to Tri-Link in quarterly principal installments of $187,500 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006.	2,250,000	—
Notes payable to finance companies, payable in monthly installments of $7,000 with interest at approximately 5%. The notes mature through March 2008 and are collateralized by vehicles.	302,909	259,576
Total	14,974,475	10,835,186
Less current portion	5,052,086	2,193,401
Long-term portion	$ 9,922,389	$ 8,641,785

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

In August 2003, Finova and the Company reached an understanding to further amend the Senior Secured Promissory Note owed by the Company to Finova. The understanding contemplates extension of the Note repayment. The current note was due to be repaid with a balloon payment of $303,000 on August 13, 2003. The proposed amendment extends the Note repayment to February 1, 2004 with principal and interest payments of $55,000 monthly (interest at 14%).

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

The consideration for the assets purchased from Tri-Link was $2,500,000, of which $250,000 was paid at closing with the remaining balance of $2,250,000 being paid in quarterly principal installments of $187,500 plus interest at 6.5%. The note is collateralized primarily by the Vortex technology and technology assets. Tri-Link shall be entitled, at its sole option, to convert at any time and from time to time, increments of not less than $250,000 of the balance of the purchase price then remaining unpaid into shares of the Company's voting common stock ranging from $0.22 per share to $1.00 per share. The total of all amounts that can be converted is $750,000.

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

The Company reduced its work force by approximately 15% at June 30, 2003. The reduction in force was part of an overall effort by the Company to reduce its expenses to better align them with the current sales levels. The reduction in force was across the Company and affected the majority of employee groups and locations. As a result of the reduction in force, the Company recognized a one time termination benefit charge of approximately $250,000. This charge has been allocated to cost of goods sold and the various operating expense categories that it related to.

The changes in the Company's termination benefit obligation for the six months ended June 30, 2003 are as follows:

Balance, beginning of the period	$ —
Termination benefit accruals during period	250,000
Payments made during the period	—
Balance, end of the period	$ 250,000

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

The changes in the Company's lease obligation for the six months ended June 30, 2003 are as follows:

Balance, beginning of the period	$ 437,000
Accretion in present value of lease obligation during the period	16,400
Other rental expenses	3,600
Payments made during the period	(24,500)
Balance, end of the period	$ 432,500

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

Changes in the Company's product liability during the six months ended June 30, 2003 are as follows:

Balance, beginning of the period	$ 315,000
Warranties issued during the period	106,953
Payments made during the period	(95,953)
Changes in liability for pre-existing warranties during the period	11,000
Balance, end of the period	$ 337,000

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

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified, whereby the annual dividend rate increased from $12 per share to $16 per share, payable quarterly, effective February 26, 2002. The annual dividend rate will increase to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company's Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with the Third Amended and Restated Senior Secured Promissory Note. Commencing in May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants.

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

(B)   Common stock - The Company recorded the issuance of 1.0 million shares of Common stock with a fair value of $200,000 as deferred compensation for 2003 services by its Board of Directors. The deferred compensation will be expensed as a general and administrative expense in our condensed consolidated statements of operations commencing January 1, 2003 through December 31, 2003. As of June 30, 2003, the deferred compensation of $100,000 is included in shareholders' deficiency of our condensed consolidated balance sheets.

In April 2003, the Company issued 362,184 shares with a fair value of $42,958 in connection with the Employee Stock Purchase Plan.

In June 2003, the Company issued 62,311 shares with a fair value of $33,648 to the Savings Plan ("401(k) plan").

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

NOTE 12 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, ISI and Mexico. As further described in Note 1, ISI was sold in July 2002. Each reportable segment is staffed separately, requires different echnology and marketing strategies and sells to different customers.

The accounting policies of the segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales
Teltronics	$ 12,779,000	$ 16,458,000	$ 24,301,000	$ 29,769,000
Mexico	190,000	120,000	249,000	407,000
ISI	—	84,000	—	159,000
Total net sales	$ 12,969,000	$ 16,662,000	$ 24,550,000	$ 30,335,000
Depreciation and Amortization
Teltronics	$ 449,000	$ 515,000	$ 914,000	$ 1,038,000
Mexico	3,000	1,000	5,000	4,000
ISI	—	6,000	—	14,000
Total depreciation and amortization	$ 452,000	$ 522,000	$ 919,000	$ 1,056,000
Interest and Financing Costs
Teltronics	$ 383,000	$ 410,000	$ 760,000	$ 826,000
Mexico	—	—	—	—
ISI	—	—	—	—
Total interest and financing costs	$ 383,000	$ 410,000	$ 760,000	$ 826,000
Segment Profit (Loss)
Teltronics	$ (1,409,000)	$ 443,000	$ (2,163,000)	$ (959,000)
Mexico	4,000	(59,000)	(32,000)	(3,000)
ISI	—	36,000	—	47,000
Income (loss) before income taxes	$ (1,405,000)	$ 420,000	$ (2,195,000)	$ (915,000)
Segment Assets
Teltronics	$ 20,998,000
Mexico	93,000
ISI	—
Total segment assets	$ 21,091,000
Acquisition of Property and Equipment
Teltronics	$ 315,000	$ 142,000	$ 579,000	$ 288,000
Mexico	—	—	—	—
ISI	—	1,000	—	1,000
Total acquisition of property and equipment	$ 315,000	$ 143,000	$ 579,000	$ 289,000

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

  Contract Manufacturing. Revenues from sales of product including our contract manufacturing business are recognized when the product is shipped. The Company's policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company's history of providing contract manufacturing services, we believe that collectibility at June 30, 2003 is reasonably assured.

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

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year. Consequently, net sales for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters. The net sales of the Company continued to be impacted by the general slowdown of telecommunications expenditures.

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company's unaudited condensed consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.0%	64.5%	60.7%	63.5%
Gross profit	38.0%	35.5%	39.3%	36.5%

Operating expenses:
General and administrative	11.9%	7.8%	12.4%	9.0%
Sales and marketing	19.4%	15.0%	19.1%	18.7%
Research and development	12.1%	5.6%	11.0%	6.7%
Depreciation and amortization	2.5%	2.0%	2.6%	2.3%
	45.9%	30.4%	45.1%	36.7%
Income (loss) from operations	(7.9%)	5.1%	(5.8%)	(0.2%)
Other income (expense):
Interest	(2.3%)	(1.8%)	(2.4%)	(2.2%)
Financing	(0.7%)	(0.7%)	(0.7%)	(0.6%)
Litigation costs	—	—	—	(0.1%)
Other	—	(0.1%)	—	—
	(3.0%)	(2.6%)	(3.1%)	(2.9%)
Income (loss) before income taxes	(10.9%)	2.5%	(8.9%)	(3.1%)
Provision for income taxes	(0.1%)	—	—	—
Net income (loss)	(11.0%)	2.5%	(8.9%)	(3.1%)

Net Sales

Net sales decreased 22.2% and 19.1% for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decrease in net sales for both periods was primarily attributable to a slow down in the telecommunications market as evidenced by a decrease in net sales from our five largest customers in the three month and six month periods ended June 30, 2003 as compared to the same periods in 2002 of approximately $2.7 million or 27.4% and $4.7 million or 26.9%, respectively.

Gross Profit Margin

Gross profit margin increased by 2.5 and 2.8 percentage points for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. Our gross profit margin for the three month periods ended June 30, 2003 and 2002 was 38.0% and 35.5%, respectively. Our gross profit margin for the six month periods ended June 30, 2003 and 2002 was 39.3% and 36.5%, respectively. The increase in our gross profit margin was caused by changes in product mix and an improvement in our project management of certain projects that require additional attention due to the nature and extended time of the project.

Operating Expenses

Operating expenses increased $882,000 and decreased $62,000 for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. In June 2003, the Company eliminated positions to reduce its costs. The related severance costs of approximately $175,000 for the eliminated positions were recorded at June 30, 2003.

General and administrative expenses increased $236,000 and $306,000 for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases for the three month and six month periods ended June 30, 2003 were primarily a result of severance, medical claims, and deferred compensation for the Board of Directors.

Sales and marketing expenses increased $30,000 and decreased $968,000 for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase for the three month period was directly related to severance expense recorded in June 2003 due to a reduction in force. This was partially offset by the reductions in work force implemented during the fourth quarter of 2002. The decrease for the six months ended June 30, 2003 was primarily a result of the severance benefits associated with two employees terminated in the first quarter of 2002 of approximately $280,000 and reductions in work force implemented during the fourth quarter 2002, which were offset by severance expense recorded in June 2003 due to a reduction in force.

Research and development expenses increased $631,000 and $640,000 for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases were primarily due to the increased costs associated with the development of new products, specifically Cypreon, additional expense related to severance expense recorded in June 2003 due to a reduction in force and medical claims. These items were partially offset by the reduction in workforce related to closing the Dallas office in December 2002.

Other Expenses

Other expenses decreased $38,000 and $100,000 for the three month and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. For the three month period ended June 30, 2003, financing costs decreased approximately $34,000, interest expense increased $6,000, and other expenses decreased $10,000. The decrease in financing costs was directly related to a $93,000 financing expense for the re-pricing of the Finova warrants in 2002. This decrease was offset by the increased financing costs in the three month period ended June 30, 2003 related to Atlantic American. The decrease in other expenses is due to an overall decrease in the loss on currency exchange recorded as compared to the prior period.

For the six month period ended June 30, 2003, financing costs decreased approximately $1,000, interest expense decreased $65,000, litigation costs decreased $16,000 and other expenses decreased $18,000. The decrease in the interest expense for the six months ended June 30, 2003 is primarily related to the principal repayments on our debt. The Company began making payments on the Harris and Finova debt May 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the six months ended June 30, 2003

Operating Activities

Net cash flows used in operating activities were $1,633,000 for the six month period ended June 30, 2003. The $1,633,000 was comprised of the following items: (1) net loss of $2,203,000, (2) non-cash expenses of $1,298,000, and (3) a net decrease in working capital of $728,000. The reduction in working capital resulted primarily from the use of cash on uncompleted projects and timing of our collection on outstanding receivables during the first half of 2003 as compared with the fourth quarter of 2002. Generally, working capital requirements will increase or decrease with sequential changes in quarterly revenue levels and the timing of expenditures on uncompleted projects, collections on outstanding receivables, and payments on payables. We are continuing to focus on reducing our working capital requirements through more favorable billing terms, our collection efforts and expense reductions.

Investing Activities

Net cash flows used in investing activities were $578,000 for the six month period ended June 30, 2003. The Company acquired property and equipment of $578,000 to support its operations including service vehicles and manufacturing equipment.

Financing Activities

Net cash flows provided by financing activities were $1,772,000 for the six month period ended June 30, 2003. The $1,772,000 was comprised of the following items: (1) net borrowings of $2,327,000 on the line of credit, (2) net repayments of $447,000 on loans, notes and capital leases, (3) proceeds of $43,000 related to the Employee Stock Purchase Plan, and (4) dividends paid of $151,000 on Preferred Series B and C Convertible stock.

Liquidity

We have historically funded our liquidity needs with cash from operations and bank borrowings. At June 30, 2003, our principal sources of liquidity consisted of cash and available borrowings under our line of credit. As of June 30, 2003, the Company had cash and cash equivalents of $363,998 as compared to $791,020 as of December 31, 2002. Working capital (deficit) as of June 30, 2003 and December 31, 2002 was $(1,748,596) and $1,187,075, respectively.

Our principal obligations as of June 30, 2003, consisted primarily of the following items: (1) a secured promissory note payable to Harris Corporation of $8.7 million, of which $485,000 is due and payable within the next twelve months, (2) a senior secured promissory note in the amount of $404,000 payable to Finova that matures on August 13, 2003, requiring a balloon payment of $303,000, (3) dividends on our Series B and Series C Preferred Stock, of which $754,000 will be due and payable within the next twelve months, (4) a bank line of credit payable to CIT of $3.3 million, and (5) a secured promissory note for $2,250,000 aggregate principal amount payable to Tri-Link, of which $ 750,000 is due and payable within the next twelve months.

In August 2003, Finova and the Company reached an understanding to further amend the Senior Secured Promissory Note owed by the Company to Finova. The understanding contemplates extension of the Note repayment. The current note was due to be repaid with a balloon payment of $303,000 on August 13, 2003. The proposed amendment extends the Note repayment to February 1, 2004 with principal and interest payments of $55,000 monthly (interest at 14%).

We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of June 30, 2003. Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $16 per share, payable quarterly and increasing to $18 per share on February 27, 2004, and to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. As of June 30, 2003, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $51,000 and $101,000, respectively, which amounts include interest thereon. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors.

We have a credit facility with CIT, as described in the notes to our condensed consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ending December 31, 2003. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company's borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of June 30, 2003, was $486,000. The CIT credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

On June 4, 2003, we completed the acquisition of Vortex technology and related assets from Tri-Link Technologies of Burnaby, British Columbia, pursuant to an Agreement of Purchase and Sale (the "Agreement") of Vortex Technology dated October 31, 2002, as amended on May 30, 2003, for approximately $2.5 million. We also agreed to pay to Tri-Link Technologies royalties on the net revenues derived by us from certain components of the Vortex technology. We paid $250,000 of the purchase price, in cash, at the closing. We paid the remainder of the purchase price, excluding royalties, by delivering our secured promissory note for $2,250,000 aggregate principal amount. Our secured promissory note in favor of Tri-Link is payable in twelve equal quarterly principal payments of $187,500 plus interest at 6.5%, beginning on August 1, 2003. Our note in favor of Tri-Link is secured by a lien on the Vortex technology and related technology assets. If we fail to make any quarterly payment on this promissory note by the end of the tenth day after such payment is due, then on the fortieth day after such payment was due, we must issue to Tri-Link that number of shares of our common stock equal to 22,500 times the number of days (not to exceed 30) by which the applicable payment default exceeds ten days. In addition, if we fail to make payments on this note when due, Tri-Link may seek to obtain a judgment and attempt to seize our assets securing this note to satisfy such past-due payments. Tri-Link may convert portions of the outstanding balance of our promissory note into a maximum of 1,125,000 shares of our common stock at the prices and on the terms and conditions set forth in the Agreement, as amended.

We estimate that our cash on hand as of June 30, 2003, totaling $363,998, future cash flows that we expect to generate from operations, and availability under our bank line with CIT will be sufficient to fund our operations and our debt obligations through December 31, 2003. We may require additional funds to support our working capital requirements beyond that date. The Company has engaged the investment banking firm of Atlantic American Capital Advisors, LLC, (Atlantic American) as financial advisor to assist the Company in developing and exploring strategic opportunities, which include raising capital, mergers, acquisitions, strategic partnerships or joint ventures, and various other services. Atlantic American engaged Early Bird Capital, LLC in May of 2003 to assist them in their efforts. There is no assurance that we will raise any additional capital or that any such strategic alternatives will be consummated. If we are unable to raise additional capital or to consummate a feasible alternative transaction, we may be forced to make additional reductions in our operating expenses. On the other hand, if we are able raise such additional funds through public or private equity financings or from other sources, any financing we obtain may dilute your ownership interests. If we raise additional funds through equity financings, we must repay all or a portion of our promissory notes in favor of Harris and Finova based on the amount of our gross proceeds from any such equity financing.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the "Evaluation Date").

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation, which arises, in the normal course of business.

There have been no changes to the legal proceedings as previously reported on Form 10-K for the year ended December 31, 2002. Management is not aware of the commencement of any new legal proceedings.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2003, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $51,000 and $101,000, respectively, which amounts include interest thereon.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on June 26, 2003, the following proposals were voted upon by the stockholders as indicated below:

       1.     To elect the full Board of Directors.

	Number of Shares
	For	Withheld
Ewen R. Cameron	48,123,370	882,570
Norman R. Dobiesz	48,123,370	882,570
Carl S. Levine	48,123,370	882,570
Gregory G. Barr	48,123,370	882,570
Richard L. Stevens	48,123,370	882,570

       2.     To ratify the selection of Ernst & Young LLP as independent auditors for the Company.

For	Against	Abstain
48,226,602	39,554	739,784

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

ITEM 5.     OTHER INFORMATION - None

ITEM 6(a).     EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).     REPORTS ON FORM 8-K

1.     April 1, 2003 - Press Release announcing the Company's 2002 Year End Earnings.

2.     May 15, 2003 - Press Release announcing the Company's First Quarter Earnings for 2003.

3.     June 19, 2003 - The Acquisition of the Vortex Technology and assets from Tri-Link Technologies Inc.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.

August 14, 2003	/s/ PATRICK G. MIN Patrick G. Min Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.