Form 10-Q
period 2003-09-30
TELTRONICS INC
filed 2003-11-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2003.
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

As of November 14, 2003, there were 7,729,736 shares of the Registrant’s Common Stock outstanding.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3-4
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6-7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	25
SIGNATURE		26
EXHIBIT INDEX		27
2

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

TELTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003 (Unaudited)	December 31, 2002
Current assets:
Cash and cash equivalents	$148,514	$791,020
Accounts receivable, net of allowance for doubtful accounts
of $158,105 at September 30, 2003 and $399,610 at
December 31, 2002	7,403,484	5,155,877
Costs and estimated earnings in excess of billings on
uncompleted contracts	496,014	740,650
Inventories, net	5,920,999	6,187,196
Prepaid expenses and other current assets	474,578	427,904

Total current assets	14,443,589	13,302,647
Property and equipment, net	5,804,861	4,076,265
Goodwill	241,371	241,371
Other intangible assets, net	208,020	253,575
Other assets	317,315	274,853

Total assets	$21,015,156	$18,148,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	September 30, 2003 (Unaudited)	December 31, 2002
Current liabilities:
Current portion of long-term debt	$4,716,957	$2,193,401
Current portion of capital lease obligations	23,717	--
Accounts payable	6,326,533	4,356,985
Billings in excess of costs and estimated earnings
on uncompleted contracts	152,822	1,347,685
Accrued expenses and other current liabilities	2,972,699	2,479,300
Deferred revenue	1,430,367	1,738,201

Total current liabilities	15,623,095	12,115,572

Long-term liabilities:
Long-term debt, net of current portion	9,608,072	8,641,785
Capital lease obligations, net of current portion	94,217	--

Total long-term liabilities	9,702,289	8,641,785

Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares
authorized, 7,354,736 and 5,930,241 issued and
outstanding at September 30, 2003 and December 31, 2002,
respectively	7,355	5,930
Non-voting common stock, $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--	--
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000
shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000
shares authorized, 40,000 shares issued and outstanding	40	40
Additional paid-in capital	24,087,413	23,812,232
Deferred compensation	(50,000)	--
Accumulated other comprehensive loss	(69,117)	(72,560)
Accumulated deficit	(28,286,032)	(26,354,401)

Total shareholders' deficiency	(4,310,228)	(2,608,646)

Total liabilities and shareholders' deficiency	$21,015,156	$18,148,711

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

TELTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales
Product sales and installation	$10,880,879	$12,106,848	$30,716,380	$38,496,377
Maintenance and service	2,365,087	2,286,042	7,079,331	6,231,323

	13,245,966	14,392,890	37,795,711	44,727,700
Cost of sales	7,840,528	8,818,823	22,753,286	28,074,831

Gross profit	5,405,438	5,574,067	15,042,425	16,652,869

Operating expenses:
General and administrative	1,378,214	1,161,716	4,430,636	3,907,705
Sales and marketing	1,929,715	2,491,061	6,618,947	8,148,484
Research and development	648,780	1,195,073	3,338,194	3,244,486
Depreciation and amortization	302,402	362,785	949,723	1,050,652

	4,259,111	5,210,635	15,337,500	16,351,327

Income (loss) from operations	1,146,327	363,432	(295,075)	301,542

Other income (expense):
Interest	(339,534)	(266,540)	(935,816)	(928,237)
Financing	(77,949)	(93,021)	(241,347)	(257,573)
Litigation costs	--	--	--	(15,500)
Other	(8,689)	40,996	(2,888)	29,190

	(426,172)	(318,565)	(1,180,051)	(1,172,120)

Income (loss) before income taxes	720,155	44,867	(1,475,126)	(870,578)
Provision for income taxes (benefit)	(2,795)	(2,361)	5,005	11,711

Net income (loss)	722,950	47,228	(1,480,131)	(882,289)
Dividends on Preferred Series
B and C Convertible stock	150,500	150,500	451,500	351,678

Net income (loss) available to
common shareholders	$572,450	$(103,272)	$(1,931,631)	$(1,233,967)

Net income (loss) per share:
Basic	$0.08	$(0.02)	$(0.27)	$(0.23)

Diluted	$0.07	$(0.02)	$(0.27)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

TELTRONICS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,480,131)	$(882,289)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	122,115	(107,079)
Provision for slow moving inventories	92,890	1,609,408
Depreciation and amortization	1,321,544	1,547,664
Amortization of other intangible assets	45,555	50,054
Amortization of deferred financing costs	20,250	200,150
Fair value of Common stock issued for 401(k) match	33,648	188,629
Gain on sale of property and equipment	--	(25,020)
Amortization of deferred compensation costs	150,000	--
Changes in operating assets and liabilities:
Accounts receivable	(2,369,722)	1,812,086
Costs and estimated earnings in excess of billings on
uncompleted contracts	244,636	(359,594)
Inventories	173,307	756,355
Prepaid expenses and other current assets	(46,674)	(317,192)
Other assets	(62,712)	21,095
Accounts payable	1,668,548	(2,362,773)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(1,194,863)	487,819
Accrued expenses and other current liabilities	493,399	343,582
Deferred revenue	(307,834)	(59,518)

Net cash flows provided by (used in) operating activities	(1,096,044)	2,903,377

INVESTING ACTIVITIES:
Acquisition of property and equipment	(667,314)	(478,226)
Proceeds from sale of property and equipment	--	25,020

Net cash flows used in investing activities	(667,314)	(453,206)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	2,038,210	(1,767,590)
Net principal repayments on loans, notes and capital leases	(813,259)	(480,925)
Proceeds from issuance of Common stock	42,958	113,950
Dividends paid on Preferred Series B and C Convertible stock	(150,500)	(292,579)

Net cash flows provided by (used in) financing activities	1,117,409	(2,427,144)

Effect of exchange rate changes on cash	3,443	(40,219)

Net decrease in cash and cash equivalents	(642,506)	(17,192)
Cash and cash equivalents - beginning of period	791,020	63,307

Cash and cash equivalents - end of period	$148,514	$46,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:
Capital lease obligation incurred	$ 132,826	$ --
Fair value of Common stock issued for compensation of
$200,000 less amortization expense of $150,000,
included in deferred compensation	50,000	--
Purchase of Vortex technology for debt	2,250,000	--
Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable	301,000	--
Conversion of other long-term liability to Preferred
Series C Convertible stock	--	3,744,355
Conversion of certain accrued expenses to Preferred
Series C Convertible stock	--	255,645
Unpaid dividends on Preferred Series B and C Convertible stock
included in accrued expenses	--	59,099
Deferred financing fee of $21,000 less amortization
expense of $5,250, included in prepaid expenses
and other current assets	--	15,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. (“Teltronics” or “Company”), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

The accompanying condensed consolidated financial statements include the accounts of the Company and are comprised of its wholly-owned subsidiaries TTG Acquisition Corp., Teltronics, S.A. de C.V., and 36371 Yukon Inc. In July 2002, the Company sold ownership of its Interactive Solutions, Inc. (“ISI”) subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI, which were pledged as collateral to Finova Mezzanine Capital Inc. In connection with the sale of ISI, the Company’s common stock ownership of ISI was reduced from 85% to 15%. Management of the Company determined the value of the Series A Preferred stock to not be material, as a result, no gain on the sale of ISI was recognized. The Company’s sale of ISI enables the Company to focus on our core business. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective May 30, 2003, the Company closed on its acquisition of the Vortex technology and related assets from Tri-Link Technologies Inc. (“Tri-Link”). Tri-Link designed a pure soft switch that utilizes Ethernet LAN to provide voice over internet protocol (“VoIP”). Our new product offering derived from this technology, Cypreon™, is the first IP-PCX solution to deliver advanced telephone, videoconferencing, and LAN capabilities in an easily-installed system. Cypreon was installed at a beta site during September 2003. The Vortex technology and assets are being held in 36371 Yukon Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Other Matters Affecting Operations
The Company has incurred net losses for the past two years and the nine month period ended September 30, 2003. The Company has also experienced negative cash flows for the nine month period ended September 30, 2003. In addition, the Company has limited additional borrowing capacity under its existing debt agreements.

During the past year, the Company has reduced its operating expenses and has engaged the investment banking firm of Atlantic American Capital Advisors, LLC as its financial advisor to assist the Company in developing and exploring strategic alternatives that include raising capital, mergers, acquisitions, strategic partnerships or joint ventures. Management is continuing its focus on these items. The Company is also focusing on increasing its sales levels and is introducing new products in the fourth quarter of 2003. There is no assurance that we will raise any additional capital, consummate any strategic alternatives or that the introduction of the new products will result in increased sales.

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

NOTE 2 — ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) - as reported	$722,950	$47,228	$(1,480,131)	$(882,289)
Stock-based employee compensation cost if
the fair value method had been applied	(55,219)	(55,272)	(166,527)	(165,816)

Net income (loss) - pro forma	$667,731	$(8,044)	$(1,646,658)	$(1,048,105)

Net income (loss) per share:
Basic - as reported	$0.08	$(0.02)	$(0.27)	$(0.23)
Basic - pro forma	$0.07	$(0.03)	$(0.30)	$(0.26)
Diluted - as reported	$0.07	$(0.02)	$(0.27)	$(0.23)
Diluted - pro forma	$0.06	$(0.03)	$(0.30)	$(0.26)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

NOTE 3 —COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$722,950	$47,228	$(1,480,131)	$(882,289)
Foreign currency translation	(8,684)	(24,086)	3,443	(40,219)

Total comprehensive income (loss)	$714,266	$23,142	$(1,476,688)	$(922,508)

NOTE 4 — NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic
Net income (loss)	$722,950	$47,228	$(1,480,131)	$(882,289)
Preferred dividends	(150,500)	(150,500)	(451,500)	(351,678)

	$572,450	$(103,272)	$(1,931,631)	$(1,233,967)

Weighted average shares outstanding	7,104,736	5,577,152	7,066,163	5,384,481

Net income (loss) per share	$0.08	$(0.02)	$(0.27)	$(0.23)

Diluted
Net income (loss)	$722,950	$47,228	$(1,480,131)	$(882,289)
Preferred dividends	--	(150,500)	(451,500)	(351,678)
Interest on convertible note	34,787	--	--	--

	$757,737	$(103,272)	$(1,931,631)	$(1,233,967)

Weighted average shares outstanding	7,104,736	5,577,152	7,066,163	5,384,481
Effect of dilutive securities:
Employee stock options	578,293	--	--	--
Convertible preferred stock	2,175,974	--	--	--
Convertible note	1,125,000	--	--	--

Dilutive potential common shares	10,984,003	5,577,152	7,066,163	5,384,481

Net income (loss) per share	$0.07	$(0.02)	$(0.27)	$(0.23)

Options to purchase 1,048,000 shares of common stock for the three month period ended September 30, 2003 were not included for all or a portion of the computation of diluted net income per common share because those options’ exercise prices were greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

NOTE 5 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2003 (Unaudited)	December 31, 2002
Costs incurred on uncompleted contracts	$1,388,731	$967,379
Estimated earnings	675,727	950,926

	2,064,458	1,918,305
Less: Billings to date	1,721,266	2,525,340

	$343,192	$(607,035)

Included in accompanying condensed consolidated balance
sheets under the following captions:
Costs and estimated earnings in excess of billings on
uncompleted contracts	496,014	740,650
Billings in excess of costs and estimated earnings on
uncompleted contracts	(152,822)	(1,347,685)

	$343,192	$(607,035)

Costs and estimated earnings on uncompleted contracts includes unbilled revenue of approximately $217,000 and $321,000 as of September 30, 2003 and December 31, 2002, respectively.

NOTE 6 — INVENTORIES

The major classes of inventories are as follows:

	September 30, 2003 (Unaudited)	December 31, 2002

Raw materials	$3,058,145	$3,195,656
Work-in-process	1,282,760	979,036
Finished goods	1,580,094	2,012,504

	$5,920,999	$6,187,196

The valuation allowance for slow moving inventories was $1,353,000 and $2,151,000 as of September 30, 2003 and December 31, 2002, respectively.

NOTE 7 — OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are as follows:

	September 30, 2003 (Unaudited)
	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer list	5 years	$202,332	$149,319	$53,013
Patent	14 years, 7 months	239,899	84,892	155,007

Total		$442,231	$234,211	$208,020

	September 30, 2003 (Unaudited)
	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer list	5 years	$202,332	$114,646	$87,686
Patent	14 years, 7 months	239,899	74,010	165,889

Total		$442,231	$188,656	$253,575

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to intangible assets was $15,185 and $16,685 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense related to intangible assets was $45,555 and $50,054 for the nine month period ended September 30, 2003 and 2002, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2008 and thereafter is: 2003 - $15,185; 2004 - $44,396; 2005 - $26,079; 2006 - $14,510; 2007 - $14,510; 2008 - $14,510; thereafter - $78,830.

NOTE 8 — DEBT

Debt consists of the following:

	September 30, 2003 (Unaudited)	December 3, 2002
Secured promissory note - payable to Harris Corporation in monthly installments of $96,805 with interest at 8% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,599,624	$ 8,868,717

Bank line of credit - On December 22, 1998, the Company's principal lender, The CIT Group/Business Credit, Inc. ("CIT") amended the Company's existing Line of Credit Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. A director of the Company had personally guaranteed a portion of the facility. On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ending December 31, 2003. At September 30, 2003, the Company's interest rate was 7.0%. The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At September 30, 2003, the Company had $607,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas.

	3,051,626	1,013,416
Senior Secured Promissory Note - On September 9, 2003, the Company entered into a Fifth Amended and Restated Senior Secured Promissory Note with a revised maturity date of February 1, 2004, interest at 14% and monthly principal and interest payments of $55,000, commencing September 1, 2003.	302,652	693,477
Note payable to Tri-Link in quarterly principal installments of $187,500 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006.	2,062,500	--
Notes payable to finance companies, payable in monthly installments of $7,000 with interest at approximately 5%. The notes mature through March 2008 and are collateralized by vehicles.	308,627	259,576

Total	14,325,029	10,835,186
Less current portion	4,716,957	2,193,401

Long-term portion	$ 9,608,072	$ 8,641,785

The Company maintains a promissory note to Harris Corporation (“Harris”) related to the acquisition of the 20-20® Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 will be due. The interest rate is 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock. The Note is secured by a first lien on certain of the acquired assets and a lien on the Company’s other assets.

On February 25, 1998, the Company entered into Senior Secured Loans (“Loans”) for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova Mezzanine Capital Corp. (“Finova”) and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note. On September 30, 2002, Finova and the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note. Under the terms of this note, monthly principal and interest payments of $55,000 were required commencing October 1, 2002 until August 13, 2003 at which time a balloon payment of the remaining unpaid balance of $303,000 would be due. The interest rate was increased from 12% to 14%. On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note (“Note”). Under the terms of the Note, monthly principal and interest payments of $55,000 are required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%.

The Holder of the Loans previously received 890,000 warrants to purchase the Company’s Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company recorded a deferred financing fee of approximately $160,200 in May 2002. This fee was expensed as a financing cost in our condensed consolidated statements of operations in 2002.

The covenants in the Secured Promissory Note, Loan and Security Agreement and the Senior Secured Promissory Note restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

The consideration for the assets purchased from Tri-Link was $2,500,000, of which $250,000 was paid at closing with the remaining balance of $2,250,000 being paid in quarterly principal installments of $187,500 plus interest at 6.5%. The note is collateralized primarily by the Vortex technology and technology assets. Tri-Link shall be entitled, at its sole option, to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining unpaid into shares of the Company’s voting common stock at prices ranging from $0.22 per share to $1.00 per share.

On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link Technologies, Inc. as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link Technologies, Inc.

The Company is in the process of obtaining a valuation for the assets acquired from Tri-Link. The purpose of the valuation is to apportion the value to the various assets acquired.

NOTE 9 — EXIT ACTIVITY

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

The changes in the Company’s termination benefit obligation for the nine months ended September 30, 2003 are as follows:

Balance, beginning of the period	$250,000
Termination benefit accruals during period	--
Payments made during the period	(217,000)

Balance, end of the period	$33,000

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

The changes in the Company’s lease obligation for the nine months ended September 30, 2003 are as follows:

Balance, beginning of the period	$437,000
Accretion in present value of lease obligation during the period	29,500
Payments made during the period	(39,500)

Balance, end of the period	$427,000

NOTE 10 — WARRANTY

The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company’s sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

Changes in the Company’s product liability during the nine months ended September 30, 2003 are as follows:

Balance, beginning of the period	$315,000
Warranties issued during the period	144,000
Payments made during the period	(133,000)
Changes in liability for pre-existing warranties during the period	11,000

Balance, end of the period	$337,000

NOTE 11 — SHAREHOLDERS’ EQUITY

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

(A)        Preferred stock — The Preferred Series A stock are restricted securities owned by the Company’s Director and Senior Vice President of Business Development and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company.

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified, whereby the annual dividend rate increased from $12 per share to $16 per share, payable quarterly, effective February 26, 2002. The annual dividend rate will increase to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company’s Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with the Third Amended and Restated Senior Secured Promissory Note. Commencing in May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants.

The Company issued 40,000 shares of Preferred Series C Convertible stock to Harris Corporation in March 2002 in connection with the Master Restructuring Agreement. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly beginning May 15, 2002. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company’s Common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time at 100% of the face value plus accrued and unpaid dividends.

(B)        Common stock — The Company recorded the issuance of 1.0 million shares of Common stock with a fair value of $200,000 as deferred compensation for 2003 services by its Board of Directors. The deferred compensation will be expensed as a general and administrative expense in our condensed consolidated statements of operations commencing January 1, 2003 through December 31, 2003. As of September 30, 2003, the deferred compensation of $50,000 is included in shareholders’ deficiency of our condensed consolidated balance sheets.

In April 2003, the Company issued 362,184 shares with a fair value of $42,958 in connection with the Employee Stock Purchase Plan.

In June 2003, the Company issued 62,311 shares with a fair value of $33,648 to the Savings Plan (“401(k) plan”).

(C)        Warrants — In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004.

In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its Common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

NOTE 12 — SEGMENT INFORMATION

The Company’s operations are classified into three reportable segments, Teltronics, ISI and Mexico. As further described in Note 1, ISI was sold in July 2002. Each reportable segment is staffed separately, requires different technology and marketing strategies and sells to different customers.

The accounting policies of the segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales
Teltronics	$13,160,000	$14,184,000	$37,461,000	$43,953,000
Mexico	86,000	181,000	335,000	588,000
ISI	--	28,000	--	187,000

Total net sales	$13,246,000	$14,393,000	$37,796,000	$44,728,000

Depreciation and Amortization
Teltronics	$400,000	$483,000	$1,313,000	$1,521,000
Mexico	3,000	3,000	9,000	7,000
ISI	--	6,000	--	20,000

Total depreciation and amortization	$403,000	$492,000	$1,322,000	$1,548,000

Interest and Financing Costs
Teltronics	$417,000	$360,000	$1,177,000	$1,186,000
Mexico	--	--	--	--
ISI	--	--	--	--

Total interest and financing costs	$417,000	$360,000	$1,177,000	$1,186,000

Segment Profit (Loss)
Teltronics	$764,000	$69,000	$(1,399,000)	$(891,000)
Mexico	(44,000)	(7,000)	(76,000)	(10,000)
ISI	--	(17,000)	--	30,000

Income (loss) before income taxes	$720,000	$45,000	$(1,475,000)	$(871,000)

Segment Assets
Teltronics	$20,927,000
Mexico	88,000
ISI	--

Total segment assets	$21,015,000

Acquisition of Property and Equipment
Teltronics	$88,000	$189,000	$667,000	$478,000
Mexico	--	--	--	--
ISI	--	--	--	--

Total acquisition of property and
equipment	$88,000	$189,000	$667,000	$478,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

References in this report to the “Company,” “Teltronics,” “we.” or “us” mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

•

Contract Manufacturing. Revenues from sales of product including our contract manufacturing business are recognized when the product is shipped. The Company’s policy is to recognize revenue and related costs when the order has been shipped from our facilities, which is also the same point that title passes under the terms of the purchase order. Based on the Company’s history of providing contract manufacturing services, we believe that collectibility at September 30, 2003 is reasonably assured.

•

Performance of Construction-Type Contracts. The Company’s policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). SOP 81-1 provides two generally accepted methods of accounting for construction or production type contracts: (1) the percentage of completion method and (2) the completed contract method. The determination of which of the two methods is preferable is based on a careful evaluation of circumstances because the two methods should not be acceptable alternatives for the same circumstances.

18

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

Our primary construction-type contracts are with the Board of Education of the City of New York. We accepted the assignment of a contract from Harris Corporation in connection with the Company’s acquisition of Harris Corporation’s 20-20® Switching Product Line in June 2000. This contract, with the Board of Education of the City of New York (“the Board”), specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

•

Maintenance and service. Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue. Costs from support and maintenance activities are recognized when the related revenue is recognized or when those costs are incurred, whichever occurs first.

Allowance for doubtful accounts. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We maintain an allowance for doubtful accounts based on management’s assessment of the age of the receivables and financial stability of the customer. We evaluated our allowance for doubtful accounts based on the recent downturn in the economy and increased them as we saw necessary. If the financial condition of any of our customers deteriorates, we may record additions to our allowance for doubtful accounts in the future.

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

Warranty and Service. The Company provides a limited warranty on most of its products, for a period of 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, at the Company’s sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The Company’s technical service and engineering staff provide support services over the telephone to customers with installation or operational questions. Warranty and other repair services are provided by the Company.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company’s unaudited condensed consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2%	61.3%	60.2%	62.8%

Gross profit	40.8%	38.7%	39.8%	37.2%

Operating expenses:
General and administrative	10.4%	8.1%	11.7%	8.7%
Sales and marketing	14.6%	17.3%	17.5%	18.2%
Research and development	4.9%	8.3%	8.8%	7.3%
Depreciation and amortization	2.3%	2.5%	2.5%	2.3%

	32.2%	36.2%	40.5%	36.5%

Income (loss) from operations	8.6%	2.5%	(0.7%)	0.7%

Other income (expense):
Interest	(2.6%)	(1.9%)	(2.5%)	(2.1%)
Financing	(0.6%)	(0.6%)	(0.6%)	(0.6%)
Litigation costs	--	--	--	--
Other	(0.1%)	0.3%	--	0.1%

	(3.3%)	(2.2%)	(3.1%)	(2.6%)

Income (loss) before income taxes	5.3%	0.3%	(3.8%)	(1.9%)
Provision for income taxes (benefit)	--	--	--	--

Net income (loss)	5.3%	0.3%	(3.8%)	(1.9%)

Net Sales

Net sales decreased $1.1 million and $6.9 million for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease in net sales for both periods was primarily attributable to a slow down in the telecommunications market as evidenced by a decrease in net sales from our five largest customers in the three month and nine month periods ended September 30, 2003 as compared to the same periods in 2002 of approximately $947,000 or 11.7% and $6.1 million or 22.6%, respectively.

Gross Profit Margin

Gross profit margin increased by 2.10 and 2.60 percentage points for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. Our gross profit margin for the three month periods ended September 30, 2003 and 2002 was 40.8% and 38.7%, respectively. Our gross profit margin for the nine month periods ended September 30, 2003 and 2002 was 39.8% and 37.2%, respectively. The increase in our gross profit margin was caused by changes in product mix and an improvement in our project management of certain projects that require additional attention due to the nature and extended time of the project.

Operating Expenses

Operating expenses decreased $952,000 and $1,014,000 for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. In June 2003, the Company eliminated positions to reduce its costs. The related severance costs of approximately $175,000 for the eliminated positions were recorded at June 30, 2003.

General and administrative expenses increased $217,000 and $523,000 for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase for the three month and nine month periods ended September 30, 2003 were primarily a result of increases in severance, medical claims, provision for doubtful accounts and deferred compensation for the Board of Directors, which were partially offset by a decrease in 401(k) expense caused by the discontinuance of matching contributions effective October 1, 2002.

Sales and marketing expenses decreased $561,000 and $1,530,000 for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease for the three month period ended September 30, 2003 was directly related to severance expense caused by the reductions in force in June 2003 and the fourth quarter of 2002. The decrease for the nine month period ended September 30, 2003 was primarily a result of the severance benefits associated with two employees terminated in the first quarter of 2002 of approximately $280,000 and reductions in force implemented during the fourth quarter of 2002 and June 2003.

Research and development expenses decreased $546,000 and increased $94,000 for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease for the three month period ended September 30, 2003 was primarily related to the reduction in force related to closing the Dallas office in December 2002 and the reduction in force in June 2003. The increase for the nine month period ended September 30, 2003 was primarily related to increased costs associated with the development of new products, specifically Cypreon, and the severance costs related to the reduction in force in June 2003, which were offset by the decrease in payroll costs related to the reduction in force due to closing the Dallas office in December 2002.

Other Expenses

Other expenses increased $108,000 and $8,000 for the three month and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. For the three month period ended September 30, 2003, financing costs decreased approximately $15,000, interest expense increased $73,000, and other expenses increased $50,000. The decrease in financing costs for the three month period ended September 30, 2003 was directly related to a $67,000 financing expense for the re-pricing of the Finova warrants in 2002. This decrease was offset by the increased financing costs in the three month period ended September 30, 2003 related to Atlantic American’s services. The increase in interest expense for the three month period ended September 30, 2003 was primarily a result of the interest on the Tri-Link debt. The increase in other expenses is due to an overall increase in the loss on currency exchange and miscellaneous expenses.

For the nine month period ended September 30, 2003, financing costs decreased approximately $16,000, interest expense increased $8,000, litigation costs decreased $16,000 and other expenses increased $32,000. The decrease in financing costs for the nine month period ended September 30, 2003 was primarily a result of the financing expense for the re-pricing of the Finova warrants in 2002, which was partially offset by Atlantic American’s services in 2003. The increase in interest expense for the nine month period ended September 30, 2003 was primarily a result of the interest on the Tri-Link debt, interest on increased borrowings on our line of credit in 2003, which were offset by reductions in interest expense associated with our Harris and Finova debt. The Company began making principal and interest payments commencing in May 2002 on the Harris and Finova debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the nine months ended September 30, 2003

Operating Activities

Net cash flows used in operating activities were $1,096,000 for the nine month period ended September 30, 2003. The $1,096,000 was comprised of the following items: (1) net loss of $1,480,000, (2) non-cash expenses of $1,786,000, and (3) a net decrease in working capital of $1,402,000. The reduction in working capital resulted primarily from the use of cash on uncompleted projects and timing of our collection on outstanding receivables during 2003 as compared with the fourth quarter of 2002. Generally, working capital requirements will increase or decrease with sequential changes in quarterly revenue levels and the timing of expenditures on uncompleted projects, collections on outstanding receivables, and payments on payables. We are continuing to focus on reducing our working capital requirements through more favorable billing terms, our collection efforts and expense reductions.

Investing Activities

Net cash flows used in investing activities were $667,000 for the nine month period ended September 30, 2003 as the Company acquired property and equipment to support its operations including service vehicles and manufacturing equipment.

Financing Activities

Net cash flows provided by financing activities were $1,117,000 for the nine month period ended September 30, 2003. The $1,117,000 was comprised of the following items: (1) net borrowings of $2,038,000 on the line of credit, (2) net repayments of $813,000 on loans, notes and capital leases, (3) proceeds of $43,000 related to the Employee Stock Purchase Plan, and (4) dividends paid of $151,000 on Preferred Series B and C Convertible stock.

Liquidity

We have historically funded our liquidity needs with cash from operations and bank borrowings. At September 30, 2003, our principal sources of liquidity consisted of cash and available borrowings under our line of credit. As of September 30, 2003, the Company had cash and cash equivalents of $148,514 as compared to $791,020 as of December 31, 2002. Working capital (deficit) as of September 30, 2003 and December 31, 2002 was $(1,179,506) and $1,187,075, respectively.

Our principal obligations as of September 30, 2003, consisted primarily of the following items: (1) a secured promissory note payable to Harris Corporation of $8.6 million, of which $534,000 is due and payable within the next twelve months, (2) a senior secured promissory note in the amount of $303,000 payable to Finova that matures on February 1, 2004, (3) dividends on our Series B and Series C Preferred Stock, of which $909,000 will be due and payable within the next twelve months, (4) a bank line of credit payable to CIT of $3.1 million, and (5) a secured promissory note for $2,062,500 aggregate principal amount payable to Tri-Link, of which $750,000 is due and payable within the next twelve months.

On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note (“Note”). Under the terms of the Note, monthly principal and interest payments of $55,000 are required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%. We are in arrears on our September note payments to Harris Corporation and Finova in the amounts of $97,000 and $55,000 respectively as of September 30, 2003.

We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of September 30, 2003. Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $16 per share, payable quarterly and increasing to $18 per share on February 27, 2004, and to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. As of September 30, 2003, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $103,000 and $205,000, respectively, which amounts include interest thereon. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors.

We have a credit facility with CIT, as described in the notes to our condensed consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company’s financial results for the year ended December 31, 2002 and the year ending December 31, 2003. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company’s borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of September 30, 2003, was $607,000. The CIT credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

On June 4, 2003, we completed the acquisition of Vortex technology and related assets from Tri-Link Technologies of Burnaby, British Columbia, pursuant to an Agreement of Purchase and Sale (the “Agreement”) of Vortex Technology dated October 31, 2002, as amended on May 30, 2003, for approximately $2.5 million. We also agreed to pay to Tri-Link Technologies royalties on the net revenues derived by us from certain components of the Vortex technology. We paid $250,000 of the purchase price, in cash, at the closing. We paid the remainder of the purchase price, excluding royalties, by delivering our secured promissory note for $2,250,000 aggregate principal amount. Our secured promissory note in favor of Tri-Link is payable in twelve equal quarterly principal payments of $187,500 plus interest at 6.5%, beginning on August 1, 2003. Our note in favor of Tri-Link is secured by a lien on the Vortex technology and related technology assets. If we fail to make any quarterly payment on this promissory note by the end of the tenth day after such payment is due, then on the fortieth day after such payment was due, we must issue to Tri-Link that number of shares of our common stock equal to 22,500 times the number of days (not to exceed 30) by which the applicable payment default exceeds ten days. In addition, if we fail to make payments on this note when due, Tri-Link may seek to obtain a judgment and attempt to seize our assets securing this note to satisfy such past-due payments. Tri-Link may convert portions of the outstanding balance of our promissory note into a maximum of 1,125,000 shares of our common stock at the prices and on the terms and conditions set forth in the Agreement, as amended.

The Company has incurred net losses for the past two years and the nine month period ended September 30, 003. The Company has also experienced negative cash flows for the nine month period ended September 30, 2003. In addition, the Company has limited additional borrowing capacity under its existing debt agreements; however, we estimate that our cash on hand as of September 30, 2003, totaling $148,514, future cash flows that we expect to generate from operations, and availability under our bank line with CIT will be sufficient to fund our operations and our debt obligations through December 31, 2003.

During the past year, the Company has reduced its operating expenses and has engaged the investment banking firm of Atlantic American Capital Advisors, LLC as its financial advisor to assist the Company in developing and exploring strategic alternatives that include raising capital, mergers, acquisitions, strategic partnerships or joint ventures. Management is continuing its focus on these items. Atlantic American engaged Early Bird Capital, LLC in May of 2003 to assist them in their efforts. The Company is also focusing on increasing its sales levels and is introducing new products in the fourth quarter of 2003. There is no assurance that we will raise any additional capital, consummate any strategic alternatives or that the introduction of the new products will result in increased sales. On the other hand, if we are able to raise such additional funds through public or private equity financings or from other sources, any financing we obtain may dilute your ownership interests. If we raise additional funds through equity financings, we must repay all or a portion of our promissory notes in favor of Harris and Finova based on the amount of our gross proceeds from any such equity financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation, which arises, in the normal course of business.

There have been no changes to the legal proceedings as previously reported on Form 10-K for the year ended December 31, 2002. Management is not aware of the commencement of any new legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2003, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $103,000 and $205,000, respectively, which amounts include interest thereon. We were also in arrears on debt payments on our Senior Secured Promissory Note with Finova and our Secured Promissory Note with Harris Corporation in the amounts of $55,000 and $97,000, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6(a). EXHIBITS

10	Second Amendment to Loan and Security Agreement and Fifth Amended and Restated Senior Secured Promissory Note dated September 9, 2003 between Teltronics, Inc. and Finova Mezzanine Capital Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6(b). REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2003. Information regarding the item reported on is as follows:

Date August 19, 2003	Item Reported On On August 19, 2003, the Company issued a press release reporting its financial results for its fiscal quarter ended June 30, 2003.
25 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTRONICS, INC.
November 14, 2003	/s/ PATRICK G. MIN Patrick G. Min Vice President Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Second Amendment to Loan and Security Agreement and Fifth Amended and Restated Senior Secured Promissory Note dated September 9, 2003 between Teltronics, Inc. and Finova Mezzanine Capital Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
27