Form 10-K
period 2003-12-31
TELTRONICS INC
filed 2004-04-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _________________________________ to __________________________________

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

Common stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ X ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2.) Yes [   ] No [ X ]

The aggregate market value on the OTC Bulletin Board of the Registrant’s common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics’ most recently completed second fiscal quarter (June 30, 2003), was approximately $2,300,000. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

(APPLICABLE ONLY TO COPORATE REGISTRANTS)

As of March 30, 2004, 7,829,736 shares of the Registrant’s common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages _____.

TABLE OF CONTENTS

		PAGE NUMBER

PART I
ITEM 1.	BUSINESS	3
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable	12
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 8.	FINANCIAL STATEMENTS	25-52
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE	52
ITEM 9A.	CONTROLS AND PROCEDURES	52
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	53
ITEM 11.	EXECUTIVE COMPENSATION	55
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	59
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	61
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	62
SIGNATURES
CERTIFICATIONS

PART 1

ITEM 1.  BUSINESS

        References in this report to the “Company,” “Teltronics,” “we,” “our,” or “us” mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Annual Report on Form 10-K are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

        Teltronics, Inc., a Delaware corporation, designs, installs, develops, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

        Management utilizes criteria provided in Statement of Financial Accounting Standards No. 131 to define its operating segments. This standard defines an operating segment as a component of an enterprise (1) which engages in business activities from which it earns sales and incurs expenses, (2) whose operating results are regularly reviewed by the enterprises chief operating decision maker (“CODM”) and (3) for which discrete financial information is available.

        The Company’s operations are classified into three reportable segments, Teltronics, Inc., ISI and Mexico. As further described in Note 1 to the Company’s consolidated financial statements, ISI was sold in July 2002. Operating segment data for 2003, 2002 and 2001 are summarized in Note 20 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

Our Financial Condition

         The Company has been unable to make any principal or interest payments on its Senior Secured Promissory Note ("Senior Note") with Finova Mezzanine Capital Corp. ("Finova") since October 2003. The past due principal and interest payments at December 31, 2003 totaled $173,000. The outstanding principal balance of $251,000 is included in the current portion of long-term debt as of December 31, 2003. The Senior Note matured on February 1, 2004 with an outstanding balance of $251,000. As a result of non-payment on the Senior Note, the Company and Finova agreed to enter into a forbearance agreement through April 30, 2004. The Company is currently evaluating several outside financing alternatives to repay Finova. If the Company is unsuccessful with these financing alternatives, it would attempt to renegotiate the terms of the debt or obtain an extension of the forbearance. There is no assurance that the Company will be successful in accomplishing any of the alternatives, including the renegotiation of the terms of the debt or extension of the forbearance. The Company is also in arrears on two quarterly dividend payments due on the Preferred Series B Convertible stock held by Finova at December 31, 2003.

         If the Company is unable to settle, extend or renegotiate the Finova Senior Note, this could constitute an event of default under the Company's agreement with The CIT Group/Business Credit, Inc. ("CIT"). The occurrence of an event of default can result in CIT demanding immediate repayment, and unless we cure the defaults, CIT could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our bank line of credit facility consists of substantially all of the Company's present and future assets, except for fixed assets.

         The Company has been unable to make any principal or interest payments on its Secured Promissory Note ("Secured Note") with Harris Corporation (Harris") since September 2003. The Company and Harris are in discussions regarding the non-payments. At this time, the outcome of those discussions is uncertain. The past due principal and interest payments at December 31, 2003 totaled $607,000 of which $448,000 represented past due interest. The entire Secured Note has been classified in the current portion of long-term debt as of December 31, 2003. The Company is also in arrears on three quarterly dividend payments due on the Preferred Series C Convertible stock held by Harris at December 31, 2003.

         Harris and CIT entered into a letter agreement in October 2000 and updated in March 2002. This letter agreement sets forth each parties rights with respect to their collateral. The agreement further provides that Harris must provide CIT with at least 30 days written notice of its intent to take any enforcement action with respect to the collateral that relates to Harris.

         In April 2004, the Company and Harris agreed to offset $234,000 of a February 2004 product sale by Teltronics to Harris against past due interest payments.

         In addition, the Company was unable to make its scheduled quarterly installment in November 2003 on the Note Payable ("Note") to Tri-Link Technologies Inc. ("Tri-Link"). The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore $1,080,000 of this Note is classified as long-term debt as of December 31, 2003. The Company and Tri-Link have asserted claims against each other which have been submitted to arbitration. See Item 3 - Legal Proceedings.

         Due to the decreases in our net sales and the seasonality of our business, we have incurred a quarterly net loss in eight out of twelve quarters since the first quarter of 2001. In October 2001, March 2002, December 2002, January 2003 and June 2003, the Company took certain measures to reduce its future operating costs. These measures included reductions in force, pay deferrals for certain management and other expense reduction actions. The Company can give no assurance as to whether its net sales will return to previous levels or when, if ever, it will return to profitability.

         As a result of the foregoing factors, we have been actively seeking additional capital and considering ways to deleverage our capital structure. At various times over the past few years, we have engaged investment groups to assist us in further exploring a variety of capital raising transactions, including a recapitalization of Teltronics. There is no assurance; however, that we will successfully consummate any such capital raising transaction.

         As described above, the Company is working to raise additional capital; however, there can be no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern matter in their report for the year ended December 31, 2003. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. See Report of Independent Certified Public Accountants.

Our Strategy

        The decline in the telecommunications and electronics industries over the past few years has resulted in a change in our overall business strategy. Our principal strategy is to provide quality voice and data products and services to the marketplace and to deliver these products and services in the most cost effective manner.

        The execution of this strategy has included the following:

        1.        The evolution of our Intelligent Systems Management product, the Site Event Buffer (SEB) from a monitoring device for voice products such as digital switches, to include data products like network servers and routers as well. The Site Event Buffer Enterprise Agent (SEBea) was introduced in the fourth quarter of 2002.

        2.        A voice over internet protocol (VoIP) solution for our digital switching product, the 20-20. This solution was completed in the fourth quarter of 2003 and enables the installed base of 20-20‘s to be upgraded to take advantage of VoIP technology with minimal additional investment. Therefore, the initial investment in the 20-20 is further leveraged and the useful life is extended.

        3.        A true VoIP product focused on delivering a superior voice communications solution for small to medium sized customers. This strategy was implemented through our acquisition of the Vortex technology from Tri-Link in the second quarter of 2003. With continued development of this technology, we released Cypreon in the fourth quarter of 2003.

        4.        A continual focus on our research and development efforts to ensure that they are in line with our new strategy while continuing to support our existing products.

        5.        A cost reduction and cost containment plan that has focused on eliminating job functions and positions, as well as other costs that we do not deem to be critical to providing products and services to our customers.

        We continue to manufacture our own products. We believe this enables us to be more responsive to our customers, as well as providing an additional source of revenue through our ability to provide electronic manufacturing services. We have invested in facilities that will allow us to expand our manufacturing for our existing product lines and accommodate an increase in our electronic manufacturing services business.

TELTRONICS, INC. SEGMENT

Intelligent Systems Management

         In the early 1980's, telecommunications sales and service providers were looking for ways to differentiate themselves. Competitive pressures significantly eroded margins on sales of equipment, and interconnects began to concentrate more on service to address decreasing sales and margins. This initiative led to the development of enhanced service offerings to their customers, and the Teltronics alarms monitoring, or Intelligent Systems Management ("ISM") product line was designed to capitalize on this strategy. The ISM products maintained a leadership role in alarms monitoring for voice networks throughout the '80's and '90's, but the new century ushered in new technologies and the convergence of voice communications and data communications gained momentum. This convergence is accelerating and the ISM Product line is adapting to the changes.

         This convergence is presenting a new wave of challenges to service companies and end users as they struggle to manage an entirely new generation of products. The current focus of Teltronics' ISM business unit is to adapt our marketing and product strategy to take advantage of these service opportunities and maintain a leadership position in this market. In addition, we are enhancing the product line to expand into the government and industrial markets.

         Market. The ISM product line offers a set of tools for any organization that must manage a geographically dispersed population of voice and data systems. The ISM products are ideal for large service organizations, self-maintained enterprises, and various branches of the military. These tools allow the service organization to better utilize their manpower and reduce costs, while providing a higher level of service.

         Products. The ISM product line consists of two major components Remote Agents and a Management Information System ("MIS"). Together these products create an integrated approach to monitoring the health of a diverse population of customer systems. Central to the ISM product strategy is vendor independence, since few customers have a homogenous population of systems to manage. Combining the ISM products with professional services, we offer a total solution for managing voice and data systems that are critical to the success of enterprises in the 21st century.

         Remote Agents. A Remote Agent is special-purpose microcomputer device, collocated with voice or data system, that are to be monitored and managed. The Agent is designed to operate in a totally unattended environment, detect events in a wide variety of customer equipment, and report selected events to MIS. Reporting may be via a local area network (LAN), wide area network (WAN), the Internet, or the public telephone network. The Agent is a very intelligent system that is capable of acting alone to collect events and make decisions about what is reported. In addition the Agent may take action, autonomously or when instructed to do so, to correct problems as they occur. Remote Agents also monitor and report on environmental conditions that impact sensitive telecom and datacom equipment and have the ability to store and forward performance information and other metrics generated by these systems. The Remote Agent provides a secure communications path that allows the service organization to access the critical systems remotely.

         For more than a decade, the Site Event Buffer-II® ("SEB-II") has been the workhorse Remote Agent in the ISM stable. During that time more than 100,000 units have been installed worldwide. The SEB-II was designed primarily for monitoring voice communications systems that were not network-enabled. The Site Event Buffer Enterprise Agent® ("SEBea®"), introduced in the fourth quarter of 2002, is the third generation of Remote Agent in the ISM product line. The SEBea is designed around a significantly more powerful computing engine and is network enabled to allow management of voice, data, and converged systems. The SEBea supports all features of previous generations of SEB products while offering services such as a Simple Network Protocol ("SNMP") Proxy Agent, SNMP Segment Manager and greatly expanded environmental monitoring through a range of internal sensors. In addition, the SEBea can monitor up to ten directly attached elements (serial) and a wide range of network elements (Ethernet/IP/SNMP).

         Management Information System. Following the classic network management model, a Remote agent must report to a MIS. IRISnGEN® is a comprehensive software package used by service organizations as well as the enterprise, to receive and process events from the Remote Agents. Remote Agents, that are monitoring customer equipment, report events to the IRISnGEN software. These events may represent alarm conditions or may simply be status information to indicate that everything is working properly. Using IRISnGEN software, the service organization often identifies and resolves problems before the customer is aware of them. IRISnGEN software is also used to collect data stored in Remote Agents and direct the data to the proper software application for processing. The software also provides the tools required to manage Remote Agents and access network elements for routine maintenance.

         A database of network element alarms is maintained in IRISnGEN so that the service organization or enterprise may obtain reports on alarm status at any time. Comprehensive reports that provide statistical analysis of received alarms are also available. Service personnel use the reports to isolate faulty components, identify trends, and track the historical performance of network elements. IRISnGEN is viable for small enterprises with only a few remote sites, yet scales to accommodate large service companies with thousands of remote customers. IRISnGEN has a flexible design that allows the users to tune the system to meet their particular business needs. Geographical alarm display, alarm escalation, alarm correlation, and alarm forwarding are just a few of the capabilities of IRISnGEN. Heavy emphasis is placed on graphics and ad-hoc reporting capabilities. A comprehensive Application Program Interface (API) was introduced to assist customers in integrating IRISnGEN with legacy management systems and databases.

         In 2003, a major new software module, Equipment Explorer, was introduced to expand the feature set of the IRISnGEN. Equipment Explorer provides real-time status of bi-polar events and allows point and click control actions to be executed directly to remote monitored equipment for proactive fault resolution. IRISnGEN has traditionally been an events-based system, with new events being displayed as they occur. The status of the event in the viewer is completely controlled by the service engineer who can modify the event status by manually changing it to open or closed. Equipment Explorer handles events in a different manner by employing a new iconic viewer to provide real-time status information for monitored sites or equipment at specific sites. Equipment Explorer can work as a standalone product or in concert with the IRISnGEN Basic Alarms and MapViewer modules to provide the best of both worlds. This module has allowed the ISM product line to move into new military and industrial markets.

Digital Switching Systems

        20-20™ Switching Systems. The 20-20 family of switching products was acquired on June 30, 2000, from Harris. The 20-20 is a digital switching system that has been deployed in mission critical applications throughout the world. The 20-20 may be expanded up to 9,600 ports for very large applications and is generally cost effective down to about 300 ports. This switching product may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications. A variant of the 20-20 is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year. Known for its robust computer-telephony interface (“CTI”), the 20-20 has been used by systems integrators throughout the world for large custom applications as well as “local dial tone” in small central office applications.

        The 20-20 has been certified and homologated in over 60 countries worldwide. International signaling and transmission protocols have been developed, including international flavors of ISDN and SS7, to permit its use virtually anywhere in the world. Teltronics will continue to focus on developing practical, cost-effective solutions and applications for the 20-20 customers.

Voice Over Internet Protocol

        Cypreon™.  Cypreon is a VoIP switching system specifically designed to meet the needs of small to medium sized enterprises (both single-site and multi-location). The system combines the high speed access of broadband, the reliability of modern telecommunications, and the power of full-featured network servers to provide high quality voice and data communications to employees whether they work at the office, at home, or around the globe.

        The system can sit behind an existing legacy PBX to provide VoIP functionality, or connect directly to the PSTN and IP networks.  It supports standard analog and digital trunk connections to the PSTN plus WAN gateway connections to corporate WANs and even the internet for VoIP call transmission.  The system supports portal-to-portal VoIP and cost-saving “jump off” capability that enables users to transmit voice calls over the IP network to achieve long distance cost savings then “jump off” and complete the final miles over the PSTN. Simplicity of installation, programming, and administration/use are some of Cypreon’s most appealing benefits. Intuitive, easy to use graphical administration tools take the complexity out of system installation and administration, and Cypreon’s Fingertip Toolset™ enables employees to manage their own workstation settings and launch powerful integrated application suites at the touch of a button.

        Linux-based Cypreon supports up to a total of 350 ports, including up to 200 IP phones, WAN Gateways to provide portal-to-portal VoIP, plus PSTN Gateways to support up to 128 Analog trunks and/or phones and up to 96 T1 PRI/120 E1 PRI trunks.  The target Cypreon market is users with single or multi-site campus environments with less than 200 phones.

        20-20™ Switching Systems. The Company continues to invest in engineering development to maintain and expand capabilities to include IP Telephony convergence. With the introduction of IP Telephony gateways, the more than 15,000 20-20 end users can upgrade their systems, allowing them to retain the existing 20-20 system investments.

Customer Contact Management Systems

         OmniWorks® (formerly known as ContactWorks™).  This product was also a part of the 20-20 acquisition of June 30, 2000.  OmniWorks is a Windows client-server based, sophisticated multi-media customer contact and management system for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls. The product also has the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through “chat” sessions. The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in “queues” to be serviced by employees, and may even route the calls based on the “skills” of the call handlers (“skills-based routing”).  The database of the current product is Microsoft SQL® and may be fully redundant on separate servers.  Originally designed to work with the 20-20 as its “switching fabric”, the Company’s goal is to migrate OmniWorks towards switch-independence, and ultimately it should be able to be deployed behind virtually any switch type in the industry including the Teltronics Cypreon IP product.

        OmniWorks may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents. OmniWorks is available to any of the Company’s distribution partners with support from its professional services group; however, the target market is larger users with sophisticated IT requirements and infrastructures.

Emergency Response Systems

        Telident Enterprise Systems. Teltronics believes it occupies a unique position in the telecommunications industry by marketing a comprehensive product line that addresses both the public safety and private business sectors of E911 marketplace.

        In the public safety systems sector our Telident ANI Controller products offer a complete solution to the emergency services agencies of states, counties and municipalities. These products are designed to ensure timely and accurate response to 911 calls. Over 900 Public Service Answering Points (“PSAP”) throughout the country use these systems to protect lives and property.

        In the business sector, the Telident Enterprise Systems product line provides life saving information about 911 calls made by users of PBXs and other telephone systems. Few people realize that emergency response personnel may find it impossible to locate a 911 caller in a multi-building business or on a college campus. This life-threatening problem is the result of a public E911 system that never contemplated modern telecommunications technology such as PBX’s and wireless extensions. The Telident Enterprise Systems products are designed to ensure that emergency personnel receive the information needed to quickly and accurately locate a 911 caller. Our Station Translation System™, and Database Maintenance software are installed in over 1,000 businesses of all sizes.

Electronic Manufacturing Services

        Teltronics provides electronic manufacturing services for companies in the telecommunications, industrial control, test and measurement and other computer-related industries. Services include design and test ability reviews, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics’ manufacturing operations are certified to ISO Q9001 — 2000, BABT 340. The manufacturing facility is also UL registered. Through our quality certifications, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

        Teltronics’ current manufacturing capacity should allow for increased growth of the Company’s existing product lines and accommodate an increase in electronic manufacturing services business.

Trademarks, Patents and Copyrights

        We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights covering substantially all our material technologies. We currently hold 32 patents and numerous pending patent applications in the United States. We consider our patents relating to our digital switching products to be the most important to our business. The patents relating to our digital switching systems expire on various dates between 2005 and 2019. We also have approximately 30 registered trademarks in the United States, of which we consider the 20-20 and the SEBea to be our most valuable. We license some technology from third parties that we use in providing manufacturing services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

        The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality and non-compete agreements presently executed by key employees.

Component Procurement

        The Company assembles all of its products at its facility in Sarasota, Florida. All components used in the assembly of the Company’s products are purchased from distributors and manufacturers.

        Purchase orders for components are placed from one month to six months in advance, depending on the supply sensitivity of a particular component. Most components are available from several sources, based upon current price quotations. If these suppliers should stop carrying or manufacturing components for the Company, the Company’s operations could be adversely affected until alternative sources are located and increased operating costs could result from product re-engineering required to use such substitute components. Certain electronic components used in the Company’s products are purchased through American distributors from sources outside of the United States. The costs of such components increase as the value of the United States dollar decreases in relation to foreign currencies. In addition, the availability of such components may be affected by factors external to the United States, including war, civil strife, embargo and export or import restrictions. Although there can be no assurance for the future, the Company has not experienced and does not anticipate experiencing any significant difficulty in purchasing components.

Backlog

        The Company’s backlog believed to be firm at December 31, 2003 was approximately $13 million, as compared to $21 million at December 31, 2002. The Company’s backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements. Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

Seasonality

        The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters. The sales of the Company continued to be impacted by the general slowdown of telecommunications expenditures.

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

	Years Ended December 31,
	2003	2002	2001
New York City Department of Education	17%	23%	39%
IBM	14%	17%	---
Nielsen Media Research	13%	---	---

        No other customers exceeded 10% of total sales in 2003, 2002 and 2001.

        We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. The historic percentages in the table above are not necessarily indicative of the percentage of net sales that we may receive from any customer in the future.

Competition

        The telecommunications network industry is highly competitive. The Company has one significant competitor with its ISM product group, Ion Networks, Inc. The Company has many competitors in the Digital Switching Systems product group with the dominant players being Lucent and NORTEL. Management of the Company believes the Company’s products are competitive in price, product performance, warranty, technology and service.

Research and Product Development

        The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company’s research and development expenditures during the fiscal years ended December 31, 2003, 2002 and 2001 were $4,191,000, $4,563,000 and $5,703,000, respectively.

Regulatory

        Federal Communications Commission. The Company must comply with certain regulatory guidelines. Part 68 of the Federal Communications Commission (“FCC”) Rules (“Part 68”) contains the majority of the technical requirements with which telephone systems must comply to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration represents a determination by the FCC that telecommunication equipment interfacing with the public telephone network complies with certain interference parameters and other technical specifications. FCC registration for the Company’s products has been granted and the Company intends to apply for FCC registration for all of its new products.

        Certain of the Company’s products are also subject to and comply with regulation under Part 15 of the FCC Rules (“Part 15”) which requires equipment classified as containing a Class A computing device to meet certain radio and television signal interference requirements. Notwithstanding this minimum compliance; however, Part 15 provides that operators of equipment containing Class A computing devices may be required to take whatever steps are necessary to correct radio and television interference caused by operation of such equipment in a residential area.

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

Employees

        As of December 31, 2003, the Company employed 227 personnel.

Available Information

        Copies of Teltronics’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through Teltronics’ website (www.teltronics.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

        We lease our corporate headquarters and principal facility in Sarasota, Florida. The leased facility consists of approximately 72,000 square feet, approximately 36,000 square feet of which are used for laboratories and offices.

        Our lease expires in August 2005, and may be extended by the Company for two five-year periods. Our lease also includes an additional single story building located in the same vicinity. This building consists of approximately 7,500 square feet.

        We lease a facility in Whitestone, New York that is the base of our technical support group. This lease expires in October 2005.

        The Company also leases offices in several locations under leases expiring at various dates. We believe that our existing facilities are suitable and adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

        The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

        The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale (the “Agreement”). In the default notice Tri-Link demands immediate payment of the past due principal and interest payments totaling $426,098 (November 2003 and February 2004 quarterly installments). The notice also stated that Tri-Link would immediately compel final and binding arbitration as allowed in the Agreement and would enforce all such other remedies, provisional and otherwise, as it may have with respect to such claims under the Agreement.

        On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link’s demand for arbitration. Teltronics was further notified on March 12, 2004 by the International Centre for Dispute Resolution of their receipt of Tri-Link’s demand for arbitration.

         In its Demand for Arbitration, Tri-Link seeks payment by Teltronics in the total sum of $426,097.84 USD and the immediate issuance to Tri-Link of 900,000 shares of Teltronics' common voting stock.

         In its Answering Statement and Counterclaims, Teltronics seeks a declaration that issuance of 900,000 shares of its common voting stock satisfies the requirements of the contract for payment where the appropriate cash payments have not been made. In addition, as and for its counterclaims, Teltronics seeks findings that Tri-Link is in breach of the purchase agreement and its obligation of good faith and fair dealing inherent in that contract; that Tri-Link breached its express and implied warranties and fitness for a particular purpose; that Tri-Link engaged in fraudulent concealment and inducement; and that Tri-Link is guilty of negligent misrepresentation. Teltronics seeks an amount, as stated in its Answering Statement, in excess of $1 million.

         The Company has been notified by Tri-Link that it intends to seek possession of the collateral which Tri-Link claims secures its rights to payment.

        The Company was named as a party to a lawsuit filed in the State of New York. The lawsuit alleges that various parties who entered into contracts with the New York Department of Education, did not insure that a subcontractor paid its employees in accordance with the prevailing wage rate required by the State of New York. The Company intends to vigorously defend itself and believes it has meritorious defenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

        The Company’s common stock has traded on the Over-the-Counter (OTC) Bulletin Board since April 1, 2002, following the delisting of the common stock from the Nasdaq SmallCap Market. On November 20, 2001, we received a Nasdaq Staff Determination indicating that the Company had failed to comply with the net tangible assets/shareholders’ equity requirement as set forth in Marketplace Rule 4310 (c) (02) (B). On February 14, 2002, the Nasdaq Staff also notified the Company that it failed to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310 (c) (4). As a result, our common stock was subject to delisting from the Nasdaq SmallCap Market. Although we appealed the Nasdaq’s determination, we were not successful in our request for continued inclusion on the Nasdaq SmallCap Market pursuant to an exception to the foregoing listing requirements. Accordingly, our common stock was delisted from the Nasdaq SmallCap Market as of the opening of business on April 1, 2002. Our common stock currently trades on the OTC Bulletin Board under the symbol “TELT.” Before April 1, 2002, the Company’s common stock was quoted on the Nasdaq SmallCap Market under the same symbol. As a result of our delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

        The following table sets forth, for the fiscal quarters indicated, (i) the high and low sales prices per share as reported on the Nasdaq SmallCap Market where our stock traded before the April 1, 2002 delisting and (ii) the high and low bid quotations for the Company’s common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	COMMON STOCK
	2003		2002
	High	Low	High	Low
PERIOD
1st Quarter	$0.27	$0.06	$0.90	$0.35
2nd Quarter	0.80	0.20	0.66	0.25
3rd Quarter	0.80	0.27	0.46	0.21
4th Quarter	0.55	0.25	0.35	0.09

        On April 13, 2004, the last reported sales price for the Company’s common stock as reported on the OTC Bulletin Board was $0.70 per share. As of January 30, 2004, there were approximately 3,220 shareholders of record of the Company’s common stock.

        The Company historically has not paid cash dividends on its common stock. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. Additionally, certain covenants in our financing agreements restrict the payment of cash dividends. The terms of our preferred stock restrict the payment of dividends on our common stock. See Note 9 of the Notes to our Consolidated Financial statements in Part II.

        On February 25, 1998, the Company issued 890,000 warrants to purchase its common stock at an exercise price of $2.75 per share to Finova in connection with its Senior Secured Loans in the amount of $1,000,000. In connection with the Third Amended and Restated Senior Secured Promissory Note relating to the Senior Secured Loans, the Company adjusted the exercise price of the warrants to $1.00 per share and extended the exercise period to February 26, 2004. The warrants are exercisable in whole, or in part, at any time before February 26, 2004.

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

        The Company issued 40,000 shares of Preferred Series C Convertible stock to Harris in March 2002 in connection with the Master Restructuring Agreement. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly beginning May 15, 2002. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company’s common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

        The consideration for the assets purchased from Tri-Link was $2,500,000, of which $250,000 was paid at closing with the remaining balance of $2,250,000 scheduled to be paid in quarterly principal installments of $187,500 plus interest at 6.5%. The note is collateralized primarily by the Vortex technology and technology assets. Tri-Link, may have the right, at its sole option to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company’s voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock).

        On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link. As a result of the conversion, the Company’s quarterly principal installment was reduced to $180,000.

        In connection with a financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

        The above described issuances of warrants and modifications of warrants and preferred stock terms were consummated in privately negotiated transactions in reliance on exemptions pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

        The information relating to our equity compensation plans required by this item is included in Item 12 under the heading “Equity Compensation Plans” and incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data was derived from the Company’s audited financial statements and should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	2003	2002	2001	2000 (2)(3)	1999 (1)
Statement of Operations Data:
Net sales	$ 46,884,516	$ 54,387,056	$ 64,091,276	$ 43,204,303	$ 32,644,534
Gross profit	18,287,238	19,643,603	21,235,655	19,451,813	15,990,827
Total operating expenses	19,883,682	22,597,533	25,801,872	18,782,010	13,662,235

Income (loss) from operations	(1,596,444)	(2,953,930)	(4,566,217)	669,803	2,328,592

Other income (expense):
Interest	(1,403,833)	(1,258,056)	(1,612,331)	(1,295,604)	(855,246)
Financing	(271,166)	(343,424)	(403,226)	(328,252)	(331,578)
Litigation costs	--	(63,075)	(15,150)	(368,530)	(77,220)
Gain on dispositions	--	--	--	--	111,614
Other	(24,808)	24,780	(17,677)	(116,260)	67,462

Total other income (expense)	(1,699,807)	(1,639,775)	(2,048,384)	(2,108,646)	(1,084,968)

Net income (loss)	$(3,302,924)	$(4,609,316)	$(6,650,864)	$(1,485,181)	$ 1,243,624

Net income (loss) available to	(3,904,924)	$(5,111,494)	$(6,802,364)	$(1,636,681)	$ 1,024,367
common shareholders

Net income (loss) per share:
Basic	$ (0.54)	$ (0.93)	$ (1.38)	$ (0.36)	$ 0.27

Diluted	$ (0.54)	$ (0.93)	$ (1.38)	$ (0.36)	$ 0.25

Shares used to compute amount:
Basic	7,297,512	5,482,845	4,932,909	4,484,495	3,844,470
Diluted	7,297,512	5,482,845	4,932,909	4,484,495	4,113,092
Balance Sheet Data:
Working capital (deficiency)	$(10,888,995)	$ 1,187,075	$ 4,736,775	$ 4,540,001	$ 805,259
Total assets	16,319,604	18,148,711	26,292,848	29,531,467	15,794,841
Current portion of long-term
debt and capital lease
obligations (4)	11,250,031	2,193,401	4,630,142	6,212,894	5,592,822
Long-term debt and capital
lease obligations, less
current portion	1,382,695	8,641,785	9,035,711	7,311,426	1,509,662
Total shareholders' equity
(deficiency)	$(6,124,389)	$(2,608,646)	$(1,963,530)	$ 4,403,131	$ 3,824,979
(1)	Reflects the acquisition of assets of Cascade Technology Corporation on February 19, 1999.
(2)	Reflects the acquisition of assets of Telident, Inc. on May 18, 2000.
(3)	Reflects the acquisition of the 20-20 product line from Harris on June 30, 2000.
(4)	Reflects notes payable in default as of December 31, 2003.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND
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

General Overview

        The Company focuses on three major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to service companies to enable them to be pro-active in maintaining their systems. Typical service companies are companies such as Verizon, NextiraOne (formerly Williams Communications), Sprint, MCI and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new service company customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II’s or an SEBea, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in R & D to develop, not only next generation versions of the centralized Windows® NT based software (IRISnGEN), but also the SEB hardware including the SEB Enterprise Agent® which became available in the fourth quarter of 2002, and enables sophisticated monitoring of voice networks and data networks in one box.

         The second telecommunications market is in the Digital Switching Systems arena which involves providing telephone switches to small and medium size businesses as well as advanced ACD (Automatic Call Distribution). The Company’s premier product in this market is the 20-20 switch. This product was acquired from Harris during 2000.

         The 20-20 switch offers a price competitive solution from 300 lines to just under 10,000. The 20-20 products are being sold both directly and through distributors, particularly outside the USA.

         The 20-20 switch is technically approved by, and has been installed in, over 60 countries. Harris invested in these markets for over 15 years and Teltronics continues to support the international channel. The distributors of the 20-20 switch sell to and provide installation and support for their customers. Teltronics, therefore has not set up additional overseas companies, and has continued to supply and support the existing distributors.

         Teltronics also has some significant direct customers, in particular the New York City Department of Education, the City of New York Department of Corrections and the Federal Bureau of Prisons. These installations are supported by our organization in Whitestone, New York and Manhattan.

         The Company also offers a Contact Center product, OmniWorks. The product continues to be enhanced and the product now provides, web chat, e-mail, and multimedia to the Contact Center.

         The third telecommunications market is VoIP. Teltronics entered this market in the fourth quarter of 2003 with the introduction of Cypreon. Cypreon combines the power of voice, data and video into a single, robust and feature rich solution. The market focus of this product is small to medium sized businesses. Cypreon allows these businesses to embrace cost and time saving advances previously reserved for only the largest of corporations.

         The system supports all the telephony features expected from a business communication PCX platform designed to address the requirements of small to medium enterprises, plus a variety of applications to enhance, streamline, and personalize business communications. Feature support includes most standard telephony functions, such as multi-party conference at the desktop, rules based call forwarding, message indication, hot desking, night service, attendant console support, and call park/page/pickup. A few of Cypreon’s initial applications include unified messaging, voicemail, speech enabled automated attendant, contact center and contact management applications.

         Cypreon’s ability to provide fully featured telephony functions, complimented and enhanced by intelligent call control applications, make it an attractive overall solution for improving, streamlining, and personalizing both internal and external business communications. One of the key features of the system is the simplified administration. Its browser based administrative interface makes programming and maintaining the system very user friendly.

         Cypreon is designed to operate as both a single site and enterprise solution. The ability to interconnect multiple systems over an IP WAN allows hundreds of users independent of physical location to be seamlessly interconnected.

         The Company continues to invest in engineering development to maintain and expand its 20-20 switching systems capabilities to include IP Telephony convergence. With the introduction of IP Telephony gateways, the more than 15,000 20-20 end users can upgrade their systems, allowing them to retain the existing 20-20 system investments.

         The Company also provides products and services for the 911 market. The product provides the PSAP (Public Safety Answering Point) with the identification number of the caller, when they are calling from a multistory or distributed campus. There are many States that are now making it mandatory for real estate developers to provide this solution with new installations.

         Additionally, the Company has been successful in manufacturing its own products. To supplement its own business, the Company also sells electronic manufacturing services to companies that require high quality, but have low volume. This enables the Company to maximize its production facility and more effectively absorb overhead costs.

         The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters. The sales of the Company continued to be impacted by the general slowdown of telecommunications expenditures in 2002.

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

Revenue recognition.  Teltronics generates sales through different sources.

  Manufacturing.   Revenues from sales of product, including our electronic manufacturing services business are recognized when title and risk of loss passes, which is generally when the product is shipped. Based on the Company’s history of providing manufacturing services, we believe that collectibility is reasonably assured.

  Performance of Construction-Type Contracts.   The Company’s policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). SOP 81-1 provides two generally accepted methods of accounting for construction or production type contracts: (1) the percentage of completion method and (2) the completed contract method. The determination of which of the two methods is preferable is based on a careful evaluation of circumstances because the two methods should not be acceptable alternatives for the same circumstances.   The circumstance that the Company considers the most significant when determining the appropriate method of accounting is the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements.

  The percentage of completion method recognizes revenue and related costs as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract.

  The completed contract method recognizes revenue and related costs when the contract is completed and has been accepted by the customer. All costs and related revenues are reported as costs and estimated earnings on uncompleted contracts in the balance sheet until that time.

  Our primary construction-type contracts are with the New York City Department of Education. We accepted the assignment of a contract from Harris in connection with the Company’s acquisition of Harris Corporation’s 20-20® Switching Product Line in June 2000. This contract, with the New York City Department of Education, specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

  Maintenance and service.  Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue. Costs from support and maintenance activities are recognized when the related revenue is recognized or when those costs are incurred, whichever occurs first.

  Revenue Arrangements with Multiple Deliverables.   Certain of the Company’s arrangements include multiple deliverables, which consist of product, installation, and training. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control.

Accounts receivable.  A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, and an analysis of the specific facts relative to the customer. We evaluate our allowance for doubtful accounts based on the economy and adjust it as necessary. We may record an additional provision for doubtful accounts to our allowance for doubtful accounts if specific facts relative to the customer merit additional provisions. We charge off outstanding balances only after all collection efforts have been exhausted.

Slow moving inventories.  We write down our slow moving inventories equal to the difference between the carrying value of the inventories and the estimated market value based on assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, an additional inventory write-down may be required. For 2002 and 2003, our provision for slow moving inventories was increased primarily for certain 20-20 products.

Impairment of Intangible and Long-Lived Assets.  Long-lived assets consist of fixed assets and intangible assets. We periodically evaluate the recovery of long-lived assets when impairment indicators are present. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, estimated future cash flows, expected useful life of long-lived assets and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that long-lived assets associated with our business are impaired.

The Company periodically performs reviews of the recoverability of capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Warranty and Service.  The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company’s product liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company’s sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The product liability may change in the future based on changes in the factors noted above.

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

Results of Operations

        The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Gross profit	39.0	36.1	33.1
Total operating expenses	42.4	41.5	40.2

Loss from operations	(3.4)	(5.4)	(7.1)

Other expense:
Interest	(2.9)	(2.3)	(2.5)
Financing	(0.6)	(0.6)	(0.6)
Litigation costs	---	(0.1)	---
Other	(0.1)	---	(0.1)

Total other expense	(3.6)	(3.0)	(3.2)

Loss before income taxes	(7.0)	(8.4)	(10.3)
Income taxes	---	---	(0.1)

Net loss	(7.0%)	(8.4%)	(10.4%)

        The following is a discussion of results of operations for each of the three years ended December 31, 2003, 2002 and 2001. The discussion should be read in conjunction with our Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales

        Net sales decreased $7.5 million or 13.8% for the year ended December 31, 2003 as compared to the same period in 2002.

        Net sales decreased $9.7 million or 15.1% for the year ended December 31, 2002 as compared to the same period in 2001.

        The decreases in net sales were primarily attributable to a slowdown in the telecommunications market as evidenced by a decrease in net sales to our four largest customers for the year ended December 31, 2003 and 2002 of approximately $4.6 million or 16.6% and $5.2 million or 15.4%, respectively.

Gross Profit Margin

        Gross profit margin, excluding affects of the provision for slow moving inventories, for the years ended December 31, 2003, 2002 and 2001 was 41.3%, 40.3% and 33.2%, respectively. The increase in our gross profit margin was caused primarily by changes in product mix and improvement in project management.

Operating Expenses

        Operating expenses were $19.9 million, $22.6 million and $25.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. In June 2003, the Company eliminated positions to reduce its costs. The related severance costs of approximately $175,000 for the eliminated positions were recorded in June 2003. The Company reduced its work force by approximately 15%.

        General and administrative expenses increased $58,000 for the year ended December 31, 2003 as compared to the same period in 2002. The net increase of $58,000 was comprised primarily of the following items: (a) a $194,000 increase in public entity expense, (b) a $316,000 increase in professional fees, and insurance, (c) an $80,000 increase in payroll expense related to an executive hired in 2003, and (d) a $62,000 increase in rent, late charges and provision for bad debts. These increases were offset by the following items: (a) a $207,000 decrease in 401(k) expense caused by the discontinuance of matching contributions, (b) a $369,000 decrease in expense related to the lease obligation for our Dallas facility closed in 2002, and (c) an $18,000 decrease in other general and administrative expenses.

        Sales and marketing expenses decreased $2.3 million for the year ended December 31, 2003 as compared to the same period in 2002. The decrease was primarily a result of the severance benefits associated with two employees terminated in the first quarter of 2002 and reductions in force implemented during the fourth quarter of 2002 and June 2003.

        Research and development expenses decreased $372,000 for the year ended December 31, 2003 as compared to the same period in 2002. The decrease was primarily related to closing the Dallas office in December 2002 and the reduction in force in June 2003, which were partially offset by increased costs associated with the development of new products, primarily Cypreon.

        General and administrative expenses decreased $637,000 for the year ended December 31, 2002 as compared to the same period in 2001. The decrease was primarily related to a reduction in the transition services provided by Harris related to the 20-20 Switching Product Line in 2001, which was partially offset by a $437,000 expense that represented the present value of our lease obligation for our Dallas facility closed in December 2002.

        Sales and marketing expenses decreased $1.2 million for the year ended December 31, 2002 as compared to the same period in 2001. The decrease was a result of the reduction in work force implemented during 2001 and reduced commissions in 2002 that were partially offset by personnel hired in December 2001 and January 2002.

        Research and development expenses decreased $1.1 million for the year ended December 31, 2002 as compared to the same period in 2001. The decrease was primarily due to the reductions in work force implemented during 2001 that were partially offset by costs associated with developing new products.

Other Expenses

        Other expenses were $1.7 million, $1.6 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Other expenses increased $60,000 for the year ended December 31, 2003 as compared to the same period in 2002. For the year ended December 31, 2003, interest expense increased $146,000, other expense increased $50,000, financing expense decreased $72,000 and litigation costs decreased $63,000 as compared to the same period in 2002. Interest expense increased as a result of the Tri-Link debt and an increase in the interest rate on the Harris debt, which were partially offset by principal payments on the Harris and Finova debt. Other expense increased primarily as a result of changes in foreign exchange rates. The decrease in financing expense was primarily a result of the financing expense for the re-pricing of the Finova warrants in 2002, which was partially offset by the services of Atlantic American in 2003.

        Other expenses decreased $409,000 for the year ended December 31, 2002 as compared to the same period in 2001. The decrease in other expenses was primarily from reductions in interest expense due to prime rate reductions and an overall decrease in debt.

Liquidity and Capital Resources

Net cash flows provided by operating activities

        Net cash provided by operating activities was approximately $827,000 for the year ended December 31, 2003. The $827,000 was comprised of the following items: (1) net loss of $3.3 million, (2) non-cash expenses of $3.5 million, (3) a net decrease in operating assets of $1.2 million and (4) a net decrease in operating liabilities of $512,000. The net decrease in operating assets was primarily a result of a decrease in accounts receivable of $1.3 million. The net decrease in operating liabilities was primarily a result of a decrease in billings in excess of costs and estimated earnings on uncompleted projects, accrued expenses and deferred revenue that totaled $1.4 million, which were partially offset by an increase in accounts payable of $852,000. The non-cash expenses in 2003 of $3.5 million were comprised primarily of the following items: (1) provision for slow moving inventories of $1.1 million, (2) depreciation and amortization of $1.8 million, (3) compensation of $200,000 and (4) provision for doubtful accounts of $249,000.

        Net cash provided by operating activities was approximately $4.9 million for the year ended December 31, 2002. The $4.9 million was comprised of the following items: (1) net loss of $4.6 million, (2) non-cash expenses of $5.5 million, (3) a net decrease in operating assets of $5.1 million and (4) a net decrease in operating liabilities of $1.1 million. The net decrease in operating assets was primarily a result of a decrease in accounts receivable of $4.6 million. The net decrease in operating liabilities was primarily a result of a decrease in accounts payable of $1.8 million caused by projects commencing in 2001 and completed in 2002 for IBM and improved cash flow as a result of the reduction in accounts receivable. The non-cash expenses in 2002 of $5.5 million were comprised primarily of the following items: (1) provision for slow moving inventories of $2.3 million, (2) depreciation and amortization of $2.0 million and (3) lease obligation expense of $437,000.

        Net cash provided by operating activities was approximately $3.9 million for the year ended December 31, 2001. The $3.9 million was comprised of the following items: (1) a net loss of $6.7 million, (2) non-cash expenses of $3.1 million, (3) a decrease in operating assets of $1.9 million and (4) an increase in operating liabilities of $5.6 million. The decrease in inventories and increase in accrued expenses are related to projects completed for the New York City Department of Education during 2001. The increases in deferred revenue and costs and estimated earnings in excess of billings on uncompleted contracts are also related primarily to projects for the New York City Department of Education and The City of New York Department of Corrections that were started and not yet completed at December 31, 2001. The non-cash expenses in 2001 of $3.1 million were comprised primarily of the following items: (1) depreciation and amortization of $2.1 million, (2) shares issued for 401(k) match of $246,000 and (3) amortization of deferred financing costs of $228,000.

Net cash flows used in investing activities

        Net cash flows used in investing activities was approximately $841,000 as the Company acquired property and equipment to support its operations for the year ended December 31, 2003 and includes $250,000 related to the Tri-Link acquisition.

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

Net cash flows used in financing activities

        Net cash flows used in financing activities for the year ended December 31, 2003 was approximately $661,000. The Company had net borrowings on its line of credit of $382,000 and net principal repayments of $885,000 primarily related to its debt to Finova, Harris and Tri-Link. Additionally, we paid dividends on the Preferred Series B and C Convertible stock of $201,000. These net uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $43,000.

        Net cash flows used in financing activities for the year ended December 31, 2002 was approximately $3.2 million. The Company had net repayments on its line of credit of $2.1 million and net principal payments of $686,000 primarily related to the repayment of $307,000 to Finova and $328,000 to Harris. Additionally we paid dividends on the Preferred Series B and C Convertible stock of $443,000. These uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $114,000.

        Net cash flows used in financing activities for the year ended December 31, 2001 was approximately $2.4 million. The Company had net repayments on its line of credit of $1.1 million and net principal payments of $1.4 million primarily related to the repayment of $725,000 to Finova and $500,000 to Harris. Additionally we paid dividends on the Preferred Series B Convertible stock of $152,000. These uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $178,000.

Liquidity

        Our liquidity needs arise from our debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from our line of credit with CIT and cash flows from operations. We have incurred a net loss of $3.3 million, $4.6 million and $6.7 million in 2003, 2002 and 2001, respectively. These losses have significantly weakened our financial position and ability to make the required debt service and dividend payments. Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and credit lines extended by trade suppliers. The decrease in our sales has contributed to a significant decrease in net cash flows provided by operations. We are currently exploring raising additional debt or equity financing; however, we do not have any commitments for such funding at this time. Our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, successfully achieving our product release schedules, and attaining our forecasted sales objectives. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may be forced to seek protection under bankruptcy laws.

        As described above, the Company is working to raise additional capital; however, there is no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern matter in their report for the year ended December 31, 2003. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

        As of December 31, 2003, the Company had cash and cash equivalents of $146,277 as compared to $791,020 as of December 31, 2002. Working capital (deficiency) as of December 31, 2003 and December 31, 2002 was $(10,888,995) and $1,187,075, respectively. The working capital deficiency at December 31, 2003 was primarily a result of the classification of the long-term portion of the secured promissory note payable to Harris of approximately $7.9 million as current portion of long-term debt due to our inability to make any principal and interest payments.

        Our principal obligations as of December 31, 2003, consisted primarily of the following items: (1) a secured promissory note payable to Harris of $8.6 million, (2) a senior secured promissory note in the amount of $251,000 payable to Finova that matured on February 1, 2004, (3) dividends on our Series B and Series C Preferred Stock, of which $1,035,000 will be due and payable within the next twelve months, (4) a bank line of credit payable to CIT of $1.4 million, and (5) a secured promissory note for $1,980,000 aggregate principal amount payable to Tri-Link.

        On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note (“Note”). Under the terms of the Note, monthly principal and interest payments of $55,000 were required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%.

        We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2003. Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $16 per share, payable quarterly and increasing to $18 per share on February 27, 2004, and to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. As of December 31, 2003, we were in arrears three dividend payments on our Series C Preferred Stock and two payments on our Series B Preferred Stock.

        We have a credit facility with CIT, as described in the notes to our consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company’s financial results for the year ended December 31, 2002 and the year ended December 31, 2003. At December 31, 2003, the Company’s interest rate was 7.0%. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company’s borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of December 31, 2003, was $387,000. The CIT credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

        On June 4, 2003, we completed the acquisition of Vortex technology and related assets from Tri-Link of Burnaby, British Columbia, pursuant to an Agreement of Purchase and Sale (the “Agreement”) of Vortex Technology dated October 31, 2002, as amended on May 30, 2003, for $2.5 million. We also agreed to pay to Tri-Link, royalties on the net sales derived by us from certain components of the Vortex technology. We paid $250,000 of the purchase price, in cash, at the closing. We paid the remainder of the purchase price, excluding royalties, by delivering our secured promissory note for $2,250,000 aggregate principal amount. Our secured promissory note in favor of Tri-Link is payable in twelve equal quarterly principal payments of $187,500 plus interest at 6.5%, beginning on August 1, 2003. Our note to Tri-Link is secured by a lien on the Vortex technology and related technology assets. As discussed in Our Financial Condition under Item 1 - Business, the Company was unable to make the November 2003 payment. According to the terms of the Agreement, if we fail to make any quarterly payment on this promissory note by the end of the tenth day after such payment is due, then on the fortieth day after such payment was due, we must issue to Tri-Link that number of shares of our common stock equal to 22,500 times the number of days by which the applicable payment default exceeds ten days. In addition, failure to make payments on this note when due may result in Tri-Link seeking to obtain a judgment and attempt to seize our assets securing this note in satisfying such past-due payments. Tri-Link may have the right at its sole option to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company’s voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock).  See “Item 3. Legal Proceedings.”

        On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link. As a result of the conversion, the Company’s quarterly principal installment was reduced to $180,000.

        Our contractual obligations consist of operating leases for facilities, debt financing (including notes payable in default) and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2003 for the fiscal years ending December:

	2004	2005	2006	2007	2008	2009 and thereafter
Operating leases	$ 2,020,000	$1,680,000	$ 500,000	$ 210,000	$ 130,000	---
Debt financing	11,226,000	803,000	442,000	38,000	7,000	---
Preferred Series B and C
Convertible stock dividends	621,000	646,000	653,000	903,000	1,053,000	*

Total contractual cash obligations	$13,867,000	$3,129,000	$1,595,000	$1,151,000	$1,190,000	---

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company had no holdings of derivative financial or commodity instruments at December 31, 2003. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. All of the Company’s business is recorded in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of the quarters does not agree with the earnings per share schedule due to rounding and shares issued during the year. As further described in Note 1 to the Company’s consolidated financial statements, ISI was sold in July 2002. The “As Adjusted” amounts in the following table present the Company’s quarterly results of operations excluding the operating results of ISI.

Quarterly Results of Operations (Unaudited)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 11,580,506	$ 12,969,239	$ 13,245,966	$ 9,088,805
Cost of goods sold	6,873,586	8,039,172	7,840,528	5,843,992
Net income (loss)	(794,463)	(1,408,618)	722,950	(1,822,793)
Net income (loss) per share:
Basic	$ (0.16)	$ (0.24)	$ 0.08	$ (0.26)
Diluted	$ (0.16)	$ (0.24)	$ 0.07	$ (0.26)

2002 - as originally reported	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 13,673,018	$ 16,661,792	$ 14,392,890	$ 9,659,356
Cost of goods sold	8,504,801	10,751,207	8,818,823	6,668,622
Net income (loss)	(1,341,853)	412,336	47,228	(3,727,027)
Net income (loss) per share:
Basic	$ (0.26)	$ 0.05	$ (0.02)	$ (0.67)
Diluted	$ (0.26)	$ 0.05	$ (0.02)	$ (0.67)

2002 - as adjusted

Net sales	$ 13,598,018	$ 16,577,792	$ 14,364,890	$ 9,630,356
Cost of goods sold	8,478,801	10,733,207	8,814,823	6,651,556
Net income (loss)	(1,352,853)	376,336	64,228	(3,732,027)
Net income (loss) per share:
Basic	$ (0.27)	$ 0.04	$ (0.02)	$ (0.67)
Diluted	$ (0.27)	$ 0.04	$ (0.02)	$ (0.67)

ITEM 8.   FINANCIAL STATEMENTS

        Certain information required by this item is included in Item 7A of Part II of this report under the heading “Quarterly Results of Operations (Unaudited)” and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statements:
Report of Independent Certified Public Accountants	26
Consolidated Balance Sheets - December 31, 2003 and 2002	27
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	28
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2003, 2002 and 2001	29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	30-31
Notes to Consolidated Financial Statements	32-52
Financial Statement Schedule:
Item 15(a)2:
Schedule II - Valuation and Qualifying Accounts All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.	63

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Teltronics, Inc.

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Teltronics, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Tampa, Florida
March 15, 2004

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$ 146,277	$ 791,020
Accounts receivable, net	3,560,936	5,155,877
Costs and estimated earnings in excess of billings on
uncompleted contracts	539,663	740,650
Inventories, net	5,491,472	6,187,196
Prepaid expenses and other current assets	433,955	427,904

Total current assets	10,172,303	13,302,647
Property and equipment, net	5,469,801	4,076,265
Goodwill	241,371	241,371
Other intangible assets, net	192,835	253,575
Other assets	243,294	274,853

Total assets	$ 16,319,604	$ 18,148,711

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt, including notes payable in default	$ 11,225,868	$ 2,193,401
Current portion of capital lease obligations	24,163	--
Accounts payable	5,609,512	4,356,985
Billings in excess of costs and estimated earnings
on uncompleted contracts	469,210	1,347,685
Accrued expenses and other current liabilities	2,274,693	2,479,300
Deferred revenue	1,457,852	1,738,201

Total current liabilities	21,061,298	12,115,572

Long-term liabilities:
Long-term debt, net of current portion	1,290,685	8,641,785
Capital lease obligations, net of current portion	92,010	--

Total long-term liabilities	1,382,695	8,641,785

Commitments and contingencies Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized,
7,729,736 and 5,930,241 issued and outstanding at
December 31, 2003 and 2002, respectively	7,730	5,930
Non-voting common stock, $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--	--
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000
shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000
shares authorized, 40,000 shares issued and outstanding	40	40
Additional paid-in capital	24,169,538	23,812,232
Accumulated other comprehensive loss	(42,485)	(72,560)
Accumulated deficit	(30,259,325)	(26,354,401)

Total shareholders' deficiency	(6,124,389)	(2,608,646)

Total liabilities and shareholders' deficiency	$ 16,319,604	$ 18,148,711

        The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Net sales
Product sales and installation	$ 37,269,249	$ 46,209,415	$ 57,248,237
Maintenance and service	9,615,267	8,177,641	6,843,039

	46,884,516	54,387,056	64,091,276
Cost of goods sold	28,597,278	34,743,453	42,855,621

Gross profit	18,287,238	19,643,603	21,235,655

Operating expenses:
General and administrative	5,950,959	5,893,108	6,530,161
Sales and marketing	8,483,370	10,748,955	11,937,045
Research and development	4,191,145	4,563,149	5,703,488
Depreciation and amortization	1,258,208	1,392,321	1,631,178

	19,883,682	22,597,533	25,801,872

Loss from operations	(1,596,444)	(2,953,930)	(4,566,217)

Other income (expense):
Interest	(1,403,833)	(1,258,056)	(1,612,331)
Financing	(271,166)	(343,424)	(403,226)
Litigation costs	--	(63,075)	(15,150)
Other	(24,808)	24,780	(17,677)

	(1,699,807)	(1,639,775)	(2,048,384)

Loss before income taxes	(3,296,251)	(4,593,705)	(6,614,601)
Provision for income taxes	6,673	15,611	36,263

Net loss	(3,302,924)	(4,609,316)	(6,650,864)
Dividends on Preferred Series B and C Convertible stock	602,000	502,178	151,500

Net loss available to common shareholders	$(3,904,924)	$(5,111,494)	$(6,802,364)

Net loss per share:
Basic and Diluted	$ (0.54)	$ (0.93)	$ (1.38)

        The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
BALANCE, December 31, 2000	4,761,291	$4,763	112,625	$113	$18,838,798	$ --	$(14,440,543)	$ 4,403,131
Comprehensive loss:
Net loss	--	--	--	--	--	--	(6,650,864)	(6,650,864)
Foreign currency	--	--	--	--	--	(2,941)	--	(2,941)

Comprehensive loss								(6,653,805)
Shares issued for 401(k) match	190,056	189	--	--	245,444	--	--	245,633
Shares issued under Employee Stock Purchase Plan	139,497	139	--	--	177,722	--	--	177,861
Shares issued for litigation settlement	15,000	15	--	--	15,135	--	--	15,150
Dividends on Preferred Series B Convertible stock	--	--	--	--	--	--	(151,500)	(151,500)

BALANCE, DECEMBER 31, 2001	5,105,844	5,106	112,625	113	19,277,099	(2,941)	(21,242,907)	(1,963,530)
Comprehensive loss:
Net loss	--	--	--	--	--	--	(4,609,316)	(4,609,316)
Foreign currency	--	--	--	--	--	(69,619)	--	(69,619)

Comprehensive loss								(4,678,935)
Shares issued for 401(k) match	576,667	576	--	--	240,271	--	--	240,847
Shares issued under Employee Stock Purchase Plan	247,730	248	--	--	113,702	--	--	113,950
Modification of exercise price and exercise period of
Warrants	--	--	--	--	160,200	--	--	160,200
Warrant issued as compensation for financial advisor	--	--	--	--	21,000	--	--	21,000
Conversion of other long-term liability and certain
accrued
expenses to Preferred Series C Convertible stock	--	--	40,000	40	3,999,960	--	--	4,000,000
Dividends on Preferred Series B and C Convertible stock	--	--	--	--	--	--	(502,178)	(502,178)

BALANCE, DECEMBER 31, 2002	5,930,241	5,930	152,625	153	23,812,232	(72,560)	(26,354,401)	(2,608,646)
Comprehensive loss:
Net loss	--	--	--	--	--	--	(3,302,924)	(3,302,924)
Foreign currency	--	--	--	--	--	30,075	--	30,075

Comprehensive loss								(3,272,849)
Shares issued for 401(k) match	62,311	63	--	--	33,585	--	--	33,648
Shares issued under Employee Stock Purchase Plan	362,184	362	--	--	42,596	--	--	42,958
Shares issued for Board of Directors compensation	1,000,000	1,000	--	--	199,000	--	--	200,000
Shares issued for Tri-Link conversion of debt	375,000	375	--	--	82,125	--	--	82,500
Dividends on Preferred Series B and C Convertible stock	--	--	--	--	--	--	(602,000)	(602,000)

BALANCE, DECEMBER 31, 2003	7,729,736	$7,730	152,625	$153	$24,169,538	$(42,485)	$(30,259,325)	$(6,124,389)

        The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,302,924)	$(4,609,316)	$(6,650,864)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for doubtful accounts	248,923	226,462	191,360
Provision for slow moving inventories	1,059,615	2,290,080	63,414
Depreciation and amortization	1,829,825	2,023,334	2,129,282
Amortization of other intangible assets	60,740	82,239	183,742
Amortization of deferred financing costs	27,000	222,650	227,676
Fair value of Common stock issued for 401(k) match	33,648	240,847	245,633
Fair value of Common stock issued for litigation settlement	--	--	15,150
Gain on disposal of property and equipment	--	(18,593)	--
Amortization of compensation costs	200,000	--	--
Lease obligation expense	--	437,173	--
Changes in operating assets and liabilities:
Accounts receivable	1,346,018	4,639,392	381,372
Costs and estimated earnings in excess of billings on
uncompleted contracts	200,987	(102,531)	(638,119)
Inventories	(363,891)	698,291	2,255,333
Prepaid expenses and other current assets	(6,051)	(113,541)	(81,521)
Other assets	4,559	23,266	4,656
Accounts payable	851,527	(1,824,449)	791,089
Billings in excess of costs and estimated earnings on
uncompleted contracts	(878,475)	1,221,902	125,783
Accrued expenses and other current liabilities	(204,607)	(544,859)	4,247,960
Deferred revenue	(280,349)	(17,220)	421,854

Net cash flows provided by operating activities	826,545	4,875,127	3,913,800

INVESTING ACTIVITIES:
Acquisition of property and equipment	(840,535)	(943,019)	(1,451,460)
Proceeds from sale of property and equipment	--	25,020	899

Net cash flows used in investing activities	(840,535)	(917,999)	(1,450,561)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	382,377	(2,145,074)	(1,069,940)
Net principal repayments on loans, notes and capital leases	(885,163)	(685,593)	(1,388,704)
Proceeds from issuance of Common stock	42,958	113,950	177,861
Dividends paid on Preferred Series B and C Convertible stock	(201,000)	(443,079)	(151,500)

Net cash flows used in financing activities	(660,828)	(3,159,796)	(2,432,283)

Effect of exchange rate changes on cash	30,075	(69,619)	(2,941)

Net increase (decrease) in cash and cash equivalents	(644,743)	727,713	28,015
Cash and cash equivalents - beginning of year	791,020	63,307	35,292

Cash and cash equivalents - end of year	$ 146,277	$ 791,020	$ 63,307

        The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001

SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
Equipment acquired under capital lease	$ 132,826	$ --	$ --
Purchase of Vortex technology for debt	2,250,000	--	--
Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable	401,000	--	--
Conversion of long-term debt to Common stock	82,500	--	--
Conversion of other long-term liability to Preferred
Series C Convertible stock	--	3,744,355	--
Conversion of certain accrued expenses to Preferred
Series C Convertible stock	--	255,645	--
Unpaid dividends on Preferred Series C Convertible stock
included in accrued expenses	--	59,099	--
Reclassification of certain accrued expenses to other
long-term debt	--	--	2,600,177
Reclassification of certain accrued expenses to other
long-term liability	--	--	3,744,355
SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,210,167	$1,265,373	$1,443,554
Income taxes paid	$ 2,120	$ 32,697	$ 12,797

        The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. (“Teltronics” or “Company”), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

The accompanying consolidated financial statements include the accounts of the Company and are comprised of its wholly owned subsidiaries TTG Acquisition Corp., Teltronics, S.A. de C.V., and 36371 Yukon Inc. In July 2002, the Company sold ownership of its Interactive Solutions, Inc. (“ISI”) subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI, which were pledged as collateral to Finova. In connection with the sale of ISI, the Company’s common stock ownership of ISI was reduced from 85% to 15%. Management of the Company determined the value of the Series A Preferred stock to not be material; as a result, no gain on the sale of ISI was recognized. The Company’s sale of ISI enabled the Company to focus on its core business. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective May 30, 2003, the Company closed on its acquisition of the Vortex technology and related assets from Tri-Link. Tri-Link designed a pure soft switch that utilizes Ethernet LAN to provide voice over internet protocol (“VoIP”). Our new product offering derived from this technology, Cypreon, is the first IP-PCX solution to deliver advanced telephone, videoconferencing, and LAN capabilities in an easily installed system. Cypreon was installed at a beta site during September 2003. The Vortex technology and assets are being held in 36371 Yukon Inc. The Company released Cypreon in the fourth quarter of 2003.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk — The Company’s largest customer was 17%, 23% and 39% of sales in 2003, 2002 and 2001, respectively. The second largest customer was 14% and 17% of sales in 2003 and 2002, respectively, and less than 10% in 2001. The third largest customer was 13% of sales in 2003 and less than 10% in 2002 and 2001. The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables. The Company does not require any form of collateral from its customers.

Accounts Receivable — Accounts receivable are recorded at their net realizable value. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due and an analysis of the specific facts relative to the customer. We have evaluated our allowance for doubtful accounts based on the economy and have adjusted it as necessary. We may record an additional provision for doubtful accounts to our allowance for doubtful accounts if specific facts relative to the customer merit additional provisions. We charge off outstanding balances only after all collections efforts have been exhausted.

Accounting for Stock-based Compensation — Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 13), the Company’s net loss and net loss per share would have been as follows:

Years Ended December 31,
	2003	2002	2001
Net loss - as reported	$ (3,302,924)	$ (4,609,316)	$ (6,650,864)
Stock-based employee compensation cost if the fair value method had been applied	(219,810)	(221,175)	(203,156)

Net loss - pro forma	$ (3,522,734)	$ (4,830,491)	$ (6,854,020)

Net loss per share:
Basic - as reported	$ (0.54)	$ (0.93)	$ (1.38)
Basic - pro forma	$ (0.57)	$ (0.97)	$ (1.42)

Diluted - as reported	$ (0.54)	$ (0.93)	$ (1.38)
Diluted - pro forma	$ (0.57)	$ (0.97)	$ (1.42)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Inventories — Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives (three to ten years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Capitalized Software – Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company’s computer software products is generally based upon achievement of a detail program design free of high risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility, these costs are expensed as incurred and included in research and development. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products is 5 years.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

Goodwill — In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001; however, are subject immediately to the non-amortization and amortization provisions of this Statement. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002. The Company performed its annual impairment test at December 31, 2003 and 2002, and determined that no impairment existed.

The following table presents the effect of SFAS No. 142 on net loss and net loss per share as if the accounting standard had been in effect for the year ended December 31, 2001:

Net loss - as reported	$ (6,650,864)
Goodwill amortization	21,871

Net loss - adjusted	$ (6,628,993)

Basic loss per share of common stock
Net loss - as reported	$ (1.38)
Goodwill amortization	--

Net loss - adjusted	$ (1.38)

Diluted loss per share of common stock
Net loss - as reported	$ (1.38)
Goodwill amortization	--

Net loss - adjusted	$ (1.38)

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

Revenue Recognition

Manufacturing.    Revenues from sales of product, including our electronic manufacturing services business are recognized when title and risk of loss passes, which is generally when the product is shipped. Based on the Company’s history of providing manufacturing services, we believe that collectibility is reasonably assured.

Performance of Construction-Type Contracts.    The Company’s policy is to recognize revenue and related costs on the construction-type contracts in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). SOP 81-1 provides two generally accepted methods of accounting for construction or production type contracts: (1) the percentage of completion method and (2) the completed contract method. The determination of which of the two methods is preferable is based on a careful evaluation of circumstances because the two methods should not be acceptable alternatives for the same circumstances. The circumstance that the Company considers the most significant when determining the appropriate method of accounting is the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements.

The percentage of completion method recognizes revenue and related costs as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract.

The completed contract method recognizes revenue and related costs when the contract is completed and has been accepted by the customer. All costs and related revenues are reported as costs and estimated earnings on uncompleted contracts in the balance sheet until that time.

Our primary construction-type contracts are with the New York City Department of Education. We accepted the assignment of a contract from Harris in connection with the Company’s acquisition of the Harris 20-20® Switching Product Line in June 2000. This contract, with the New York City Department of Education, specified that the Contractor (Teltronics) would provide telephone systems and peripheral equipment and cabling including systems maintenance and support.

Maintenance and Service.    Revenue from support and maintenance activities is recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue. Costs from support and maintenance activities are recognized when the related revenue is recognized or when those costs are incurred, whichever occurs first.

Revenue Arrangements with Multiple Deliverables.    Certain of the Company’s arrangements include multiple deliverables, which consist of product, installation, and training. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control.

Research and Development — Research and development costs are expensed as incurred.

Warranty and Service — The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company’s product liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company’s sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

Changes in the Company’s product liability during the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Balance, beginning of the year	$ 315,000	$ 305,000	$ 822,000
Warranties issued during the year	131,000	345,000	563,000
Payments made during the year	(137,000)	(339,000)	(494,000)
Changes in liability for pre-existing warranties
during the year	(7,000)	4,000	(586,000)

Balance, end of the year	$ 302,000	$ 315,000	$ 305,000

Impairment of Long-Lived Assets — Effective January 1, 2002, the Company adopted Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement requires the following three-step approach for assessing and recognizing the impairment of long-lived assets: (1) consider whether indicators of impairment of long-lived assets are present; (2) if indicators of impairment are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amount; and (3) if less, recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (such as abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements since it retained the fundamental provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The Company performed an impairment test at December 31, 2003 and determined that no impairment existed.

NOTE 3 — OPERATIONAL MATTERS

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3.3 million, $4.6 million and $6.7 million for the years ended December 31, 2003, 2002, and 2001, respectively, and as discussed below, is in arrears on three significant debt obligations. These financial issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning each of these issues are as follows:

Operations

Sales have decreased over 15% and 14% from 2001 to 2002 and 2002 to 2003, respectively. This has primarily been the result of a weak telecommunications market during the period. Due to the fixed nature of a majority of the Company’s expenses the Company implemented cost cutting measures which resulted in a reduction of operating expenses of $3.2 million from 2001 to 2002 and $2.7 million from 2002 to 2003. The cost cutting measures also contributed to increased gross profit margin percentages in 2002 and 2003. As a majority of the expense reductions in 2003 were made in June 2003, we expect to continue to realize the benefits from these reductions during 2004.

We released two new product offerings late in the fourth quarter of 2003. We believe that these products will contribute additional sales to the Company and not result in significant additional costs. If the sales don’t meet the forecasted results, the Company will continue to evaluate its various alternatives including (1) further reductions of its operations, (2) the sale of operations or (3) the closing of operations.

Secured Promissory Note

The Secured Promissory Note (the “Secured Note”) with Harris requires a monthly payment that is due on the first of each month, but no later than the fourth of each month. Certain machinery, equipment and inventory represent the security on this note. The Company has been unable to make any payment on the Secured Note since September 2003 and this constitutes an event of default. As a result of this default, Harris has all the rights of a secured party including:

  declaring the entire unpaid balance of the secured note, together with interest accrued thereon, if any and all other sums due from us to be immediately due and payable;
  immediately taking possession or control of the collateral;
  notifying any and all creditors of such event of default and of Harris' enforcement of any rights under the security agreement; or
  selling, assigning or otherwise liquidating, or directing Teltronics to sell, assign or otherwise liquidate any or all of the collateral and to take possession of the proceeds of any such sale or liquidation;

We are continuing negotiations with Harris on the past due amounts including a potential restructuring of the debt obligation. There is no assurance that the Company will be able to renegotiate or restructure the Secured Note. If we are unsuccessful in these negotiations, Harris could elect to pursue one or all of the remedies described above. The Company does not have sufficient liquidity to satisfy such demands. In such event, the Company could seek protection under the United States Bankruptcy laws.

As of December 31, 2003, the entire outstanding balance on the Secured Note has been classified in the current portion of long-term debt.

The Company is also in arrears on three quarterly dividend payments due to Harris on the Preferred Series C Convertible stock at December 31, 2003 that total $300,000, which represents $0.04 per weighted average common share.

Senior Secured Promissory Note

The Company has been unable to make any payments on the Senior Secured Promissory Note (“Senior Note”) with Finova since October 2003. As a result of non-payment on the Senior Note, the Company and Finova agreed to enter into a forbearance agreement through April 30, 2004.

The Company is currently evaluating several outside financing alternatives to repay Finova. If the Company is unsuccessful with these financing alternatives, it would attempt to renegotiate the terms of the debt or obtain an extension of the forbearance. There is no assurance that the Company will be successful in accomplising any of the alternatives, including the renegotiation of the terms of the debt or the extension of the forbearance. The holders of the Senior Note have rights similar to those listed for the Secured Note above. This note is secured by certain machinery and equipment. If we are unsuccessful in these alternatives, Finova could elect to pursue one or all of the rights described above. If the Company does not have sufficient liquidity to satisfy such demands, the Company could seek protection under the United States Bankruptcy laws.

As of December 31, 2003, the entire outstanding balance on the Senior Note has been classified in the current portion of long-term debt.

The Company is also in arrears on two quarterly dividend payments due to Finova on the Preferred Series B Convertible stock at December 31, 2003 that total $101,000, which represents $0.01 per weighted average common share.

If the Company is unable to settle, extend or renegotiate the Finova Senior Note, this could constitute an event of default under the Company’s agreement with CIT. The occurrence of an event of default can result in CIT accelerating the indebtedness outstanding under our bank line of credit with CIT and demanding immediate repayment, and unless we cure the defaults, CIT could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our bank line of credit facility consists of substantially all of the Company's present and future assets, except for fixed assets.

Note payable to Tri-Link

The Company failed to make its scheduled quarterly installment in November 2003 on the Note Payable (“Note”) to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is past due and therefore, $1,080,000 of this Note is classified as long-term debt as of December 31, 2003. The Company is currently in arbitration with Tri-Link regarding various claims against each other, including the non-payment of the November 2003 and February 2004 scheduled quarterly installments on the Note.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Accounts receivable	$ 3,827,042	$ 5,555,487
Allowance for doubtful accounts	(266,106)	(399,610)

	$ 3,560,936	$ 5,155,877

As of December 31, 2003 and 2002, accounts receivable included $29,000 and $9,000 of retainage, respectively.

NOTE 5 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31,
	2003	2002
Costs incurred on uncompleted contracts	$ 1,444,604	$ 967,379
Estimated earnings	730,916	950,926

	2,175,520	1,918,305
Less: Billings to date	2,105,067	2,525,340

	$ 70,453	$ (607,035)

Included in accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 539,663	$ 740,650
Billings in excess of costs and estimated earnings on uncompleted contracts	(469,210)	(1,347,685)

	$ 70,453	$ (607,035)

Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenue of approximately $254,000 and $321,000 as of December 31, 2003 and 2002, respectively.

NOTE 6 — INVENTORIES

The major classes of inventories at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Raw materials	$ 2,549,114	$ 3,195,656
Work-in-process	1,411,324	979,036
Finished goods	1,531,034	2,012,504

	$ 5,491,472	$ 6,187,196

The reserve for slow moving inventories was $1,222,000 and $2,151,000 as of December 31, 2003 and 2002, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Machinery and equipment	$ 7,556,764	$ 7,267,083
Furniture, fixtures and computers	4,351,571	4,081,815
Equipment under capital leases	557,978	425,152
Capitalized software	4,884,375	2,431,370
Leasehold improvements	481,202	469,977

	17,831,890	14,675,397
Accumulated depreciation and amortization	(12,362,089)	(10,599,132)

	$ 5,469,801	$ 4,076,265

The Company acquired certain assets from Tri-Link for $2,500,000. The Company received an independent valuation of the assets acquired and as a result of the valuation has included $108,000 of the acquisition price under furniture, fixtures and computers and $2,392,000 under capitalized software. The estimated useful life of the capitalized software was determined to be five years.

Depreciation and amortization expense was $1,829,825, $2,023,334 and $2,129,282 for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense of $659,357, $713,252, and $681,846, respectively, was included in cost of goods sold. Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $3,078,771 and $972,506, as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, amortization expense related to capitalized software was $346,740, $319,301 and $451,357, respectively.

NOTE 8 — OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are as follows:

	December 31,
	2003	2002	Life
Customer List	$ 202,332	$ 202,332	5 years
Patent	239,899	239,899	14 years, 7 months

Total	442,231	442,231
Accumulated amortization	(249,396)	(188,656)

	$ 192,835	$ 253,575

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

NOTE 9 — DEBT

Debt at December 31, 2003 and 2002 consists of the following:

	December 31,
	2003	2002
Secured promissory note - payable to Harris in monthly installments of $96,805 with interest at 12.5% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,599,624	$ 8,868,717

Bank line of credit - On December 22, 1998, the Company's principal lender, CIT amended the Company's existing Line of Credit Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. A director of the Company had personally guaranteed a portion of the facility. On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and year ended December 31, 2003. At December 31, 2003, the Company's interest rate was 7.00%. The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At December 31, 2003, the Company had $387,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas. See Note 3 for further descriptions.

	1,395,793	1,013,416
Senior Secured Promissory Note - On September 9, 2003, the Company entered into a Fifth Amended and Restated Senior Secured Promissory Note with a revised maturity date of February 1, 2004, interest at 14% and monthly principal and interest payments of $55,000, commencing September 1, 2003.	251,163	693,477
Note payable to Tri-Link in quarterly principal installments of $180,000 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006.	1,980,000	---
Notes payable to finance companies, payable in monthly installments of $8,000 with interest at approximately 5%. The notes mature through 2008 and are collateralized by vehicles.	289,973	259,576
Total	12,516,553	10,835,186
Less current portion	11,225,868	2,193,401
Long-term portion	$ 1,290,685	$ 8,641,785

The Company maintains a Secured Promissory Note (“Secured Note”) to Harris related to the acquisition of the 20-20 Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid principal balance of $7,196,801 and all accrued and unpaid interest will be due. The interest rate was 8.0%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20 Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock. The Secured Note is secured by a first lien on certain of the acquired assets and a lien on the Company’s other assets.

As a result of the event of default described in Note 3 with respect to the Secured Note, the interest rate was increased from 8.0% to 12.5%. As of December 31, 2003, the entire outstanding balance on the Secured Note has been classified in the current portion of long-term debt.

On February 25, 1998, the Company entered into Senior Secured Loans for $1,000,000 and $280,000. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note. On September 30, 2002, Finova and the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note. Under the terms of this note, monthly principal and interest payments of $55,000 were required commencing October 1, 2002 until August 13, 2003 at which time a balloon payment of the remaining unpaid balance of $303,000 would be due. The interest rate was increased from 12% to 14%. On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note (“Senior Note”). Under the terms of the Note, monthly principal and interest payments of $55,000 are required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%.

The entire outstanding balance on the Senior Note has been classified in the current portion of long-term debt as of December 31, 2003, since the Senior Note matured on February 1, 2004.

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

The consideration for the assets purchased from Tri-Link was $2,500,000, of which $250,000 was paid at closing with the remaining balance of $2,250,000 scheduled to be paid in quarterly principal installments of $187,500 plus interest at 6.5%. The Note Payable (“Note”) is collateralized primarily by the Vortex technology and technology assets. Tri-Link may have the right, at its sole option to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company’s voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock).

On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link. As a result of the conversion, the Company’s quarterly principal installment was reduced to $180,000.

The Company was unable to make its scheduled quarterly installment in November 2003 on the Note to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $1,080,000 of this Note is classified as long-term debt as of December 31, 2003.

Future maturities, considering the events of default described in Note 3 as of December 31, 2003, are as follows:

2004	$11,225,868
2005	802,736
2006	442,465
2007	38,456
2008	7,028

$12,516,553

NOTE 10 — CAPITAL LEASE OBLIGATIONS

The future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2003 are as follows:

Fiscal Year
2004	$ 32,568
2005	32,568
2006	32,568
2007	32,568
2008	6,952

Total minimum lease payments	137,224
Less: amount representing interest at 8.0%	(21,051)

Present value of minimum lease payments	116,173
Less: current portion	(24,163)

Long-term portion	$ 92,010

NOTE 11 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Payroll	$1,325,061	$1,423,229
Other	949,632	1,056,071

	$2,274,693	$2,479,300

NOTE 12 — EXIT ACTIVITY

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

The changes in the Company’s termination benefit obligation from June 30, 2003 to December 31, 2003 are as follows:

Balance, June 30, 2003	$ 250,000
Termination benefit accruals during period
Payments made during the period	(250,000)

Balance, December 31, 2003	$ --

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

The changes in the Company’s lease obligation for the year ended December 31, 2003 are as follows:

Balance, beginning of the year	$ 437,000
Accretion in present value of lease obligation during the year	37,500
Payments made during the year	(44,500)

Balance, end of the year	$ 430,000

NOTE 13 — SHAREHOLDERS’ EQUITY

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

(A)     Preferred stock — The Preferred Series A stock are restricted securities owned by the Company’s Director and Senior Vice President of Business Development and are subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company.

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

The Company issued 40,000 shares of Preferred Series C Convertible stock to Harris in March 2002 in connection with the Master Restructuring Agreement. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly beginning May 15, 2002. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right at its option to convert to the Company’s Common stock at $2.75 per share subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

(B)     Common stock – The Company recorded the issuance of 1.0 million shares of Common stock with a fair value of $200,000 as compensation for 2003 services by its Board of Directors. The compensation is reported as a general and administrative expense in our consolidated statements of operations for 2003.

In April 2003, the Company issued 362,184 shares with a fair value of $42,958 in connection with the Employee Stock Purchase Plan.

In June 2003, the Company issued 62,311 shares with a fair value of $33,648 to the Savings Plan (“401(k) plan”).

In October 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link.

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

(D)     Incentive Stock Option Plan — The Company adopted an Incentive Stock Option Plan (“Plan”) to enhance the Company’s ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan will terminate August 8, 2005 unless terminated earlier by the Board of Directors or extended by the Board with approval of the stockholders. The Plan authorizes the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries, and is limited to 2,500,000 shares of the Company’s common stock. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company’s Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2003, 2002 and 2001:

December 31, 2003:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.23	700,000	$ 0.07	9.0	1,000	$ 0.23
$1.00	670,000	1.00	7.0	272,000	1.00
$1.63 - $3.03	370,000	2.12	4.7	287,400	1.99

	1,740,000	$ 0.86	7.3	560,400	$ 1.51

December 31, 2002:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.23 - $1.00	700,000	$ 0.99	8.1	146,000	$ 1.00
$1.63 - $3.03	457,000	2.07	5.8	303,200	1.92
$3.50	32,000	3.50	3.9	32,000	3.50

	1,189,000	$ 1.48	7.1	481,200	$ 1.75

December 31, 2001:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$1.00	735,000	$ 1.00	9.1	8,000	$ 1.00
$1.63-$3.03	539,000	2.08	6.9	275,000	1.88
$3.50	37,000	3.50	4.9	37,000	3.50
$5.50	550,000	5.50	4.6	550,000	5.50

	1,861,000	$2.69	7.1	870,000	$ 4.26

The per share weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were $0.06, $0.18 and $0.85, respectively. All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 750,000 shares were available for grant at December 31, 2003.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company’s Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2003	2002	2001
Risk-free interest rates	3.3%	2.9%	6.4%
Weighted average expected life of the options	5.0 years	5.0 years	5.0 years
Volatility factor of the expected market price
of the Company's Common Stock	118%	108%	99%
Dividend yield	None	None	None

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,351,000	$ 3.52
Granted	697,000	1.00
Exercised	--	--
Forfeited	(187,000)	2.47
Expired	--	--

Outstanding, December 31, 2001	1,861,000	$ 2.69
Granted	5,000	0.23
Exercised	--	--
Forfeited	(677,000)	4.81
Expired	--	--

Outstanding, December 31, 2002	1,189,000	$ 1.48
Granted	695,000	0.07
Exercised	--	--
Forfeited	(144,000)	2.09
Expired	--	--

Outstanding, December 31, 2003	1,740,000	$ 0.86

Exercisable, December 31, 2003	560,400	$ 1.51

NOTE 14 — INCOME TAXES

The components of the income tax provision are as follows:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$ --	$ --	$ --
State	6,673	15,611	36,263

	$ 6,673	$15,611	$36,263
Deferred:
Federal	--	--	--
State	--	--	--

	--	--	--

	$ 6,673	$15,611	$36,263

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2003, 2002 and 2001 to loss before income taxes:

	Years ended December 31,
	2003	2002	2001
Federal tax at the statutory rate	$(1,120,725)	$(1,524,667)	$(2,248,964)
State income taxes, net of federal tax benefit	(116,043)	(158,215)	(234,411)
Change in valuation allowance for deferred tax assets	1,202,950	1,640,119	2,381,082
Other items	40,491	58,374	138,556

	$ 6,673	$ 15,611	$ 36,263

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company’s financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company’s income tax expense.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$ 8,124,206	$ 6,140,294
Accrued vacation	191,250	218,691
Inventory	431,327	992,353
Fixed assets	100,889	--
Other	150,026	159,061
Bad debt reserve	90,728	88,034
Accrued expenses	100,213	291,495

	9,188,639	7,889,928
Valuation allowance	(9,003,660)	(7,800,710)
Deferred tax liabilities:
Accrued lease obligation	(184,979)	--
Fixed assets	--	(16,442)
Sales tax accrual	--	(72,776)

Net deferred tax asset	$ --	$ --

During the years ended December 31, 2003, 2002 and 2001, the Company recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes will be realized. Realization of deferred tax assets is dependent upon sufficient taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. The valuation allowance increased $1,202,950, $1,640,119 and $2,381,082 in 2003, 2002 and 2001, respectively.

At December 31, 2003, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $21,590,000, which will expire in the years 2009 through 2023. Such net operating losses are available to offset future taxable income.

NOTE 15 — NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share:

	2003	2002	2001
Basic
Net loss	$(3,302,924)	$(4,609,316)	$(6,650,864)
Preferred dividends	(602,000)	(502,178)	(151,500)

Net loss available to common shareholders	$(3,904,924)	$(5,111,494)	$(6,802,364)

Weighted average shares outstanding	7,297,512	5,482,845	4,932,909

Net loss per share	$ (0.54)	$ (0.93)	$ (1.38)

Diluted
Net loss	$(3,302,924)	$(4,609,316)	$(6,650,864)
Preferred dividends	(602,000)	(502,178)	(151,500)

Net loss available to common shareholders	(3,904,924)	$(5,111,494)	$(6,802,364)

Weighted average shares outstanding	7,297,512	5,482,845	4,932,909
Effect of dilutive securities:
Employee stock options	--	--	--
Convertible preferred stock	--	--	--
Warrants	--	--	--

Dilutive potential common shares	7,297,512	5,482,845	4,932,909

Net loss per share	$ (0.54)	$ (0.93)	$ (1.38)

For the years ended December 31, 2003, 2002 and 2001, options to purchase 1,740,000, 1,189,000 and 1,861,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the years ended December 31, 2003 and 2002, warrants to purchase 1,190,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the year ended December 31, 2001, warrants to purchase 890,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 16 — EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan (“401(k) plan”) which covers substantially all employees of the Company. The Company made discretionary matching contributions to the 401(k) plan by issuance of shares of the common stock of the Company. During 2003, 2002 and 2001, the Company issued 62,311, 576,667, and 190,056 shares with a fair value of $33,648, $240,847 and $245,633, respectively, in connection with the plan. Effective October 1, 2002, the Company discontinued its discretionary matching contributions to the 401(k) plan. Certain matching contributions related to 2002 were funded in 2003.

The Company also sponsors an employee stock purchase plan (“Purchase Plan”) under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended and the 500,000 shares of common stock funding the Plan have been registered on Form S-8. During 2003, 2002 and 2001, the Company issued 362,184, 247,730 and 139,497 shares with a fair value of $42,958, $113,950 and $177,861, respectively, in connection with the Purchase Plan. During 2003, the Purchase Plan was temporarily suspended.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 18 — COMMITMENTS AND CONTINGENCIES

(A)     Employment Agreements — The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

(B)     Operating Leases — The Company leases its manufacturing facilities, including land and building, under a 15 year operating lease expiring August 31, 2005.

The terms of the lease provide the Company with an option at any time during the lease term to purchase the property at the greater of its fair market value or $4,320,000. The Company has the option to renew the lease for up to two additional five-year periods. The Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The lease provides for an adjustment in the annual rent based on changes in the Consumer Price Index, limited to a minimum of the prior year’s rent and a maximum of 6%. The Company also leases offices in several locations under leases expiring at various dates.

The Company also leases various equipment under operating leases expiring over a period of five years.

Future minimum lease payments for all noncancellable operating leases at December 31, 2003 are as follows:

2004	$2,020,000
2005	1,680,000
2006	500,000
2007	210,000
2008	130,000

$4,540,000

Rental expense for operating leases totaled approximately $2,283,000, $2,373,000 and $2,228,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(C)     Legal Proceedings — The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

        The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale (the “Agreement”). In the default notice Tri-Link demands immediate payment of the past due principal and interest payments totaling $426,098 (November 2003 and February 2004 quarterly installments). The notice also stated that Tri-Link would immediately compel final and binding arbitration as allowed in the Agreement and would enforce all such other remedies, provisional and otherwise, as it may have with respect to such claims under the Agreement.

        On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link’s demand for arbitration. Teltronics was further notified on March 12, 2004 by the International Centre for Dispute Resolution of their receipt of Tri-Link’s demand for arbitration.

         In its Demand for Arbitration, Tri-Link seeks payment by Teltronics in the total sum of $426,097.84 USD and the immediate issuance to Tri-Link of 900,000 shares of Teltronics' common voting stock.

         In its Answering Statement and Counterclaims, Teltronics seeks a declaration that issuance of 900,000 shares of its common voting stock satisfies the requirements of the contract for payment where the appropriate cash payments have not been made. In addition, as and for its counterclaims, Teltronics seeks findings that Tri-Link is in breach of the purchase agreement and its obligation of good faith and fair dealing inherent in that contract; that Tri-Link breached its express and implied warranties and fitness for a particular purpose; that Tri-Link engaged in fraudulent concealment and inducement; and that Tri-Link is guilty of negligent misrepresentation. Teltronics seeks an amount, as stated in its Answering Statement, in excess of $1 million.

        The Company has been notified by Tri-Link that it intends to seek possession of the collateral which Tri-Link claims secures its rights to payment.

        The Company was named as a party to a lawsuit filed in the State of New York. The lawsuit alleges that various parties who entered into contracts with the New York Department of Education, did not insure that a subcontractor paid its employees in accordance with the prevailing wage rate required by the State of New York. The Company intends to vigorously defend itself and believes it has meritorious defenses.

NOTE 19 — RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties, excluding those that have been disclosed elsewhere in the notes to the consolidated financial statements:

Prepaid Lease Guarantee — A Director personally guaranteed a portion of the Company’s obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying consolidated financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2003 and 2002 was $374,958 and $347,958, respectively.

Note Payable - Officer — The Company had an outstanding note payable to an officer, which was paid in full plus interest at September 18, 2002 of $73,380.

NOTE 20 — SEGMENT INFORMATION

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

The following table presents information about reportable segment operations and assets.

	Years ended December 31,
	2003	2002	2001
Net Sales
Teltronics	$ 46,222,000	$ 53,321,000	$ 61,971,000
Mexico	663,000	850,000	1,015,000
ISI	--	216,000	1,105,000

Total net sales	$ 46,885,000	$ 54,387,000	$ 64,091,000

Depreciation and Amortization
Teltronics	$ 1,822,000	$ 1,974,000	$ 2,079,000
Mexico	8,000	8,000	5,000
ISI	--	41,000	45,000

Total depreciation and amortization	$ 1,830,000	$ 2,023,000	$ 2,129,000

Interest and Financing Costs
Teltronics	$ 1,675,000	$ 1,601,000	$ 2,016,000
Mexico	--	--	--
ISI	--	--	--

Total interest and financing costs	$ 1,675,000	$ 1,601,000	$ 2,016,000

Segment Profit (Loss)
Teltronics	$(3,252,000)	$(4,718,000)	$(5,862,000)
Mexico	(44,000)	89,000	(149,000)
ISI	--	35,000	(604,000)

Loss before income taxes	$(3,296,000)	$(4,594,000)	$(6,615,000)

Segment Assets
Teltronics	$ 16,246,000	$ 18,020,000	$ 25,937,000
Mexico	74,000	129,000	227,000
ISI	--	--	129,000

Total segment assets	$ 16,320,000	$ 18,149,000	$ 26,293,000

Acquisition of Property and Equipment
Teltronics	$ 841,000	$ 943,000	$ 1,378,000
Mexico	--	--	47,000
ISI	--	--	26,000

Total acquisition of property and equipment	$ 841,000	$ 943,000	$ 1,451,000

Information on major customers is discussed in the Summary of Significant Accounting Policies. Sales to foreign countries were insignificant. All material assets are located in the United States. It is impracticable for the Company to provide segment information by product.

NOTE 21 – SUBSEQUENT EVENT

Effective February 1, 2004, the Company acquired the assets of the 20-20 maintenance business of SMARTCALL Limited located in the UK in exchange for approximately $27,000 USD pursuant to a Business Sale and Purchase Agreement (“Agreement”) between SMARTCALL Limited and Teltronics Limited. The acquisition was completed through Teltronics’ UK subsidiary, Teltronics Limited, on February 10, 2004. In connection with the Agreement, Teltronics, Inc. and Teltronics Limited entered into a Restrictive Covenant and Consultancy Agreement with Beck & Cook Management Services pursuant to which Kelvin Beck and Paul Ellerton will provide consulting services to Teltronics, Inc. primarily related to transitioning and maintaining knowledge of customer accounts and customer relationships in exchange for the issuance of 100,000 shares of common stock of Teltronics, Inc. and cash equal to 35% of the maintenance revenue collected by Teltronics Limited from April 1, 2004 through March 31, 2005. In addition, Teltronics Limited will pay an additional 13% of maintenance revenue collected during this period not to exceed approximately $87,000 USD for inventory related to the maintenance business.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE - Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processes, summarized and reported within the necessary time periods.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

Name	Age	Position

Ewen R. Cameron	51	Director, President, Chief Executive Officer and Assistant Secretary
Patrick G. Min	45	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Peter G. Tuckerman	57	Vice President Product Management
Robert B. Ramey	46	Vice President Electronic Manufacturing
Norman R. Dobiesz	56	Director and Senior Vice President Business Development
Carl S. Levine	57	Director (1)
Gregory G. Barr	44	Director (1)
Richard L. Stevens	44	Director (1)

_______________________
(1)    Audit Committee Members.

        The Company’s Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

        Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 31 years in the computer and telecommunications industry.

        Patrick G. Min, CPA serves as Vice President of Finance, CFO, Secretary and Treasurer. He joined the Company in August of 2001. He has over 19 years of experience in the accounting profession. Mr. Min was employed by Ernst & Young LLP for 12 years serving a variety of clients in both the public and private sectors. He has also held executive financial positions in various industries in both public and private companies. Mr. Min graduated with a Masters of Accountancy from the University of Tennessee.

        Peter G. Tuckerman, Vice President Product Management, joined the Company in September of 1977. Since that time he has served in various R & D, Marketing and Product Management roles. Prior to joining the Company he was a principal in MicroWare, Inc., a developer of custom microcomputer software for telecommunications applications.

        Robert B. Ramey joined the Company as Vice President, Manufacturing Operations in January 1995. Prior to joining the Company Mr. Ramey served twelve years with Loral Data Systems, a Defense and Commercial electronic equipment manufacturer. Mr. Ramey has held diverse management positions including, Manufacturing Engineering, Industrial Engineering, Program Management, Telecommunications Production, Surface Mount Assembly and Total Quality Management. Mr. Ramey has been in the electronics industry over 18 years.

        Norman R. Dobiesz has served as a Director of the Company since October 25, 1991 and is the Company’s Senior Vice President, Business Development. Mr. Dobiesz has developed substantial financial and general management experience as a principal stockholder and executive of a group of privately held companies controlled by Mr. Dobiesz. Mr. Dobiesz is a principal stockholder of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2002, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2003 (collectively, the “Named Officers”).

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compen- sation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compen- sation
Ewen R. Cameron	2003	$357,134		---	---	---	---	---	$ 28,000	(5)
President & CEO	2002	376,998		---	---	---	---	---	2,701	(3)
	2001	377,399		---	---	---	500,000	---	2,625	(3)

Norman R. Dobiesz	2003	$357,134		---	---	---	---	---	$ 28,000	(5)
Senior Vice President	2002	376,998		---	---	---	---	---	---	---
Business Development	2001	377,399		---	---	---	---	---	---	---

William L. Hutchison	2003	$ 63,520	(2)	---	---	---	---	---	---	---
Executive Vice President	2002	236,269	(2)	---	---	---	---	---	$ 2,409	(3)
& COO	2001	229,764		---	---	---	---	---	2,399	(3)

Robert B. Ramey	2003	$135,306		---	---	---	---	---	---	---
Vice President	2002	150,839		---	---	---	---	---	$ 1,666	(3)
Manufacturing	2001	130,024		---	---	---	---	---	1,980	(3)

Peter G. Tuckerman	2003	$118,634		---	---	---	---	---	---	---
Vice President	2002	119,248		---	---	---	---	---	---	---
Product Management	2001	115,021		---	---	---	---	---	---	---

Patrick G. Min	2003	$163,488		---	---	---	---	---	---	---
Vice President Finance,	2002	157,248		---	---	---	---	---	$ 31,122	(4)
CFO, Secretary &	2001	57,949		---	---	---	---	---	---	---
Treasurer

(1)	Certain perquisites that aggregate less than the lessor of ten percent (10%) of the total salary and bonus of any of the executive officers or $50,000 are not included.
(2)	William L. Hutchison served as Executive Vice President and COO of the Company until March 31, 2002.
(3)	Represents the Company 401(k) matching contribution.
(4)	Represents various relocation expenses in addition to the Company 401(k) matching contribution of $2,750.
(5)	Represents the value of 200,000 shares of common stock issued in 2003 for Board of Directors services.

Employment Agreements

        Effective August 31, 2001 the Company amended and restated five year employment agreements with Ewen R. Cameron, President and CEO and Norman R. Dobiesz, Senior Vice President Business Development. Both agreements were amendments and restatements of prior agreements which the Company entered into with the employees as of January 1, 1999. Each employment agreement is renewable for an additional five-year period at the employee’s option and provides for a base salary of $325,000 subject to annual increases of $25,000. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to the salary for the remaining term on the contract.

These two executives have not taken any of the annual increases to which they are entitled under the terms of their respective agreements for 2002 and 2003. The executives have also deferred a portion of their compensation along with certain other management as a part of the Company's cost containment measures.

        Effective September 9, 2002 the Company entered into three-year employment agreements with Robert B. Ramey, Vice President Manufacturing and Patrick G. Min, Vice President Finance and CFO. Each employment agreement is renewable for an additional three-year period unless either the employee or the Company sends notice of non-renewal to the other at least thirty days prior to the expiration date of the term. The agreements provide for base salaries of $132,000 and $155,000, respectively. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Ramey or Mr. Min, the terminated employee will be entitled to severance equal to one year’s salary.

Employee Stock Purchase Plan

        On October 23, 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan (“ESPP”) under which employees of the Company and its subsidiaries are provided the opportunity to acquire common stock of the Company under the Internal Revenue Code of 1986, as amended, at 85% of fair market value. An aggregate of 112,773 common shares are available under the ESPP. The ESPP became effective on June 19, 2000 upon adoption by the Company’s Board of Directors. During 2002, the Company issued an aggregate of 247,730 shares in connection with this plan.

1995 Incentive Stock Option Plan

        The Company adopted an Incentive Stock Option Plan, as amended (“Plan”) to enhance the Company’s ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-K there are approximately 284 employees eligible to participate in the Plan. The Plan is administered by the Board of Directors, which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

        An aggregate of 2,490,000 shares of the Company’s Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company’s shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company’s Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant. The Company has registered all of shares issuable under this Plan on Form S-8.

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

        During 2002, the Company issued options to purchase 5,000 shares to non-executive employees. During 2001, the Company canceled options previously granted to non-executive employees to purchase 127,000 shares of Common Stock upon separation from the Company. The Company also canceled options previously granted to executive employees to purchase 500,000 shares of Common Stock and options previously granted to a non-employee director to purchase 50,000 shares of Common Stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company’s issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date

Patrick G. Min	100,000	--	$ 0.07	1/03/2013
Robert B. Ramey	100,000	--	$ 0.07	1/03/2013
Peter G. Tuckerman	50,000	--	$ 0.07	1/03/2013

________________

(1)   Represents options only. No SARs have been granted.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Ewen R. Cameron	--	--	30,000/0	$0/$0 (2)
	--	--	300,000/200,000	$0/$0 (2)
Norman R. Dobiesz	--	--	30,000/0	$0/$0 (3)
Peter G. Tuckerman	--	--	20,000/0	$0/$0 (4)
	--	--	3,000/2,000	$0/$0 (4)
	--	--	0/50,000	$0/$0 (4)
Robert B. Ramey	--	--	20,000/0	$0/$0 (5)
	--	--	8,000/2,000	$0/$0 (5)
	--	--	6,000/9,000	$0/$0 (5)
	--	--	0/100,000	$0/$0 (5)
Patrick G. Min	--	--	12,000/18,000	$0/$0 (6)
	--	--	0/100,000	$0/$0 (6)
(1)	Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price was $0.51 for each Share of our common stock.

(2)	None of the options granted to Mr. Cameron were in-the-money at December 31, 2003 because they are exercisable at prices greater than the fair market value of the Company’s Common Stock on such date.

(3)	None of the options granted to Mr. Dobiesz were in-the-money at December 31, 2003 because they are exercisable at prices greater than the fair market value of the Company’s Common Stock on such date.

(4)	None of the options granted to Mr. Tuckerman were in-the-money at December 31, 2003 because they are exercisable at prices greater than the fair market value of the Company’s Common Stock on such date.

(5)	None of the options granted to Mr. Ramey were in-the-money at December 31, 2003 because they are exercisable at prices greater than the fair market value of the Company’s Common Stock on such date.

(6)	None of these options granted to Mr. Min were in-the-money at December 31, 2003 because they are exercisable at prices greater than the fair market value of the Company’s Common Stock on such date.

Director Compensation

        On August 12, 1996, the Company adopted a policy which was amended on August 13, 2002, to compensate non-employee members of its Board of Directors and Audit Committee in the amount of $2,500 plus expenses for each meeting attended in person and $1,500 for participating in each meeting via telephone conference.

        On March 20, 2003, the Board approved additional compensation for each member of the Board of Directors of 200,000 shares of the Company's common stock. This additional compensation related to 2003 services.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information with respect to the beneficial ownership of all of the Company’s outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 30, 2004. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Directors and Officers

Norman R. Dobiesz	(2)(4)	Common Stock	1,524,197	19.46%	(3)
2150 Whitfield Industrial Way		Preferred Series A Stock	100,000	100%
Sarasota, Florida 34243

Carl S. Levine	(2)	Common Stock	265,690	3.39%	(5)(6)
125 Jericho Turnpike
Jericho, New York 11753

Ewen R. Cameron	(2)(4)	Common Stock	561,786	7.17%	(5)(7)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Patrick G. Min	(4)	Common Stock	50,067	*	(5)(9)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Gregory G. Barr	(2)	Common Stock	210,000	2.68%	(5)(8)
P. O. Box 413040
Naples, Florida 34101

Peter G. Tuckerman	(4)	Common Stock	39,567	*	(5)(10)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Robert B. Ramey	(4)	Common Stock	65,880	*	(5)(11)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Richard L. Stevens	(2)	Common Stock	200,000	2.55%	(5)
5364 Ehrlich Road
Tampa, Florida 33602

All Directors and Officers as a Group (8 persons)		Common Stock	2,917,187	37.25%
Greater than 5% Ownership	(12)

Finova Mezzanine Capital Corp.		Preferred Serries B
500 Church Street, Suite 200		Convertible Stock	S	12,625	100%
Nashville, Tennessee 37219		Common Stock	2,061,429	26.32%

Harris Corporation		Preferred Series C
1025 West NASA Boulevard		Convertible Stock	40,000	100%
Melbourne, Florida 32919		Common Stock	1,454,545	18.57%

____________________________
*  Less than one percent

(1)	Does not include an aggregate of 951,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted or which could be granted under the Company’s 1995 Incentive Stock Option Plan.

(2)	Director of the Company.

(3)	Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. “H&N”), 1,140,100 shares owned by virtue of 100% ownership of W&D Consultants, Inc., 24,000 shares owned by virtue of 100% ownership of National Communications of Sarasota, Inc., 4,455 shares owned by virtue of 67% ownership of Whitfield Capital of Sarasota, Inc., and 30,000 exercisable stock options. Does not include 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock.

(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.

(5)	Beneficially owns less than 1% of the Company’s outstanding Common Stock.

(6)	Includes: (i) 2,000 shares held by Mr. Levine’s wife; (ii) 950 shares held by Mr. Levine’s wife, as custodian for Mr. Levine’s children, respecting which shares Mr. Levine disclaims beneficial ownership; (iii) 2,240 shares owned directly by Mr. Levine and 10,500 shares owned by the Carl S. Levine IRA; and (iv) 50,000 exercisable stock options.

(7)	Includes 330,000 shares of exercisable stock options.

(8)	Includes 2,000 shares owned jointly with Mr. Barr’s wife. Includes 8,000 shares of exercisable stock options.

(9)	Includes 32,000 shares of exercisable stock options.

(10)	Includes 32,000 shares of exercisable stock options.

(11)	Includes 54,000 shares of exercisable stock options.

(12)	The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.

Change of Control

        The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears. The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

        The following table presents information as of December 31, 2003, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders: 1995 Incentive Stock Option Plan	560,400	$1.51	750,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Effective August 31, 2001 the Company entered into five year employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation — Employment Agreements.

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

        The Senior Vice President Business Development personally guaranteed a portion of the Company’s obligations to the lessor over the term of the Company's lease for its principal facility located in Sarasota, Florida. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2003 and 2002 was $374,958 and $347,958, respectively.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:
(1)		Financial Statements: The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 25.
(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is on page 63.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.
(3)		See Item 15(c) below.
(b)	Reports on Form 8-K: The Company filed one report on Form 8-K during the fourth quarter of fiscal year ended December 31, 2003. Information regarding the item reported on is as follows:
	Date	Item Reported On
November 14, 2003 The Company issued a press release reporting its financial results for its third quarter ended September 30, 2003.
(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.
(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Writeoffs	Balance at end of Period
Allowance for doubtful accounts:

Year ended December 31, 2003	$ 399,610	$ 248,923	$	$ (382,427)	$ 266,106
Year ended December 31, 2002	469,860	226,462	--	(296,712)	399,610
Year ended December 31, 2001	278,500	191,360	--	--	469,860
Reserve for slow-moving inventories:
Year ended December 31, 2003	$2,151,000	$1,059,615	$ --	$(1,988,615)	$1,222,000
Year ended December 31, 2002	1,235,000	2,290,080	--	(1,374,080)	2,151,000
Year ended December 31, 2001	1,171,586	63,414	--	--	1,235,000
Valuation allowance for deferred tax assets:
Year ended December 31, 2003	$7,800,710	$ --	$1,149,379	$ --	$8,950,089
Year ended December 31, 2002	6,160,591	--	$1,640,119	--	7,800,710
Year ended December 31, 2001	3,779,509	--	2,381,082	--	6,160,591

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: April 14, 2003	By: /s/ Patrick G. Min Patrick G. Min Vice President Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	April 14, 2004
/s/ Patrick G. Min Patrick G. Min	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	April 14, 2004
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	April 14, 2004
/s/ Carl S. Levine Carl S. Levine	Director	April 14, 2004
/s/ Gregory G. Barr Gregory G. Barr	Director	April 14, 2004
/s/ Richard L. Stevens Richard L. Stevens	Director	April 14, 2004

EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
4.1	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 5 to Teltronics' Form 8-K filed October 7, 1996.
4.2	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.1 to Teltronics' Form 8-K filed March 9, 1998.
4.3	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.2 to Teltronics' Form 8-K filed March 9, 1998.
4.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on March 27, 2002. Filed as Exhibit 3.6 to Teltronics' Form 10-K filed April 1, 2002.
4.5	Amended Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on April 29, 2002. Filed as Exhibit 3 to Teltronics' Form 10-Q filed August 14, 2002.
10.1	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.4 to Teltronics' Form 8-K filed March 9, 1998.
10.2	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.5 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.6 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.8 to Teltronics' Form 8-K filed March 9, 1998.
10.6	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.9 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 19, 1998.
10.8	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.9	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.10	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.11	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.
10.12	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.
10.13	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.14	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.15	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.16	Amendment to Agreement of Sale dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.17	Asset Sale Agreement dated June 30, 2000 by and between Teltronics, Inc. and Harris Corporation. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed July 12, 2000.
10.18	Amended Agreement dated October 30, 2000 between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Teltronics' Form 10-Q filed November 13, 2000.
10.19	Amended and Restated Employment Agreement between the Company and Ewen R. Cameron dated August 31, 2002 Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 13, 2001.
10.20	Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 13, 2001.
10.21	Amended, Restated and Consolidated Secured Promissory Note restated as of March 28, 2002 delivered to Harris Corporation. Filed as Exhibit 10.21 to Teltronics' Form 10-K filed April 1, 2002.
10.22	Third Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered May 2, 2002 by Teltronics, Inc. to Finova Mezzanine Capital, Inc. f/k/a/ Sirrom Capital Corporation. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 14, 2002.
10.23	Amended and Restated Stock Purchase Warrant covering 525,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 14, 2002.
10.24	Amended and Restated Stock Purchase Warrant covering 365,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed August 14, 2002.
10.25	Employment Agreement between the Company and Patrick G. Min dated September 9, 2002. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 14, 2002.
10.26	Employment Agreement between the Company and Robert B. Ramey dated September 9, 2002. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 14, 2002.
10.27	Thirteenth Amendment to Loan and Security Agreement dated October 16, 2002 between The CIT Group/Business Credit, Inc. and Teltronics. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed November 14, 2002.
10.28	First Amendment to Loan and Security Agreement, Fourth Amended and Restated Senior Secured Promissory Note and Pledge and Security Agreement dated September 30, 2002 between Finova Mezzanine Capital Inc. and Teltronics, Inc. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed November 14, 2002.
10.29	Secured promissory note for $2,250,000 aggregate principal amount issued by Teltronics, Inc. in favor of Tri-Link Technologies, dated as of June 4, 2003.
10.30	Second Amendment to Loan and Security Agreement and Fifth Amended and Restated Senior Secured Promissory Note dated September 9, 2003 between Teltronics, Inc. and Finova Mezzanine Capital Inc. Filed as Exhibit 10 to Form 10-Q filed November 14, 2003.
14*	Code of Ethics
21*	List of Subsidiaries.
23*	Consent of Independent Certified Public Accountants, Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d--14(a) Certification, executed by Ewen R. Cameron, the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d--14(a) Certification, executed by Patrick G. Min, the Chief Financial Officer.
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by the Chief Executive Officer and the Chief Financial Officer.

____________________
(*)   Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.