Form 10-Q
period 2004-03-31
TELTRONICS INC
filed 2004-05-17
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______________________ to ___________________________________

COMMISSION FILE NUMBER: 0-17893

TELTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2937938
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida 34243
(Address of principal executive offices including zip code)

Issuer's telephone number, including area code: (941) 753-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2 of the Exchange Act.) Yes [   ] No [ X ]

As of May 17, 2004, there were 7,841,539 shares of the Registrant’s Common Stock, par value $.001, outstanding.

Exhibit index appears on page 31.

TABLE OF CONTENTS

PAGE
PART I		FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS
		Condensed Consolidated Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003	3-4
		Condensed Consolidated Statements of Operations (Unaudited) for the Three months ended March 31, 2004 and 2003	5
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three months ended March 31, 2004 and 2003	6-7
		Notes to Condensed Consolidated Financial Statements (Unaudited)	8
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
	ITEM 4.	CONTROLS AND PROCEDURES	27
PART II		OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	28
	ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	28
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
	ITEM 5.	OTHER INFORMATION	29
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	29
SIGNATURE		30
EXHIBIT INDEX		31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2004 (Unaudited)	2003
Current assets:
Cash and cash equivalents	$ 59,778	$ 146,277
Accounts receivable, net of allowance for doubtful accounts	6,893,032	3,560,936
Costs and estimated earnings in excess of billings on
uncompleted contracts	546,901	539,663
Inventories, net	5,484,024	5,491,472
Prepaid expenses and other current assets	559,931	433,955

Total current assets	13,543,666	10,172,303
Property and equipment, net	4,955,170	5,469,801
Goodwill	673,324	241,371
Other intangible assets, net	180,514	192,835
Other assets	305,500	243,294

Total assets	$19,658,174	$16,319,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	March 31, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Current portion of long-term debt, including notes payable in default	$ 12,650,409	$ 11,225,868
Current portion of capital lease obligations	24,709	24,163
Accounts payable	7,062,543	5,609,512
Billings in excess of costs and estimated earnings
on uncompleted contracts	362,554	469,210
Accrued expenses and other current liabilities	2,651,136	2,274,693
Deferred revenue	2,005,146	1,457,852

Total current liabilities	24,756,497	21,061,298

Long-term liabilities:
Long-term debt, net of current portion	1,081,436	1,290,685
Capital lease obligations, net of current portion	84,879	92,010

Total long-term liabilities	1,166,315	1,382,695

Commitments and contingencies
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized,
7,829,736 and 7,729,736 issued and outstanding at
March 31, 2004 and December 31, 2003, respectively	7,830	7,730
Non-voting common stock, $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--	--
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000
shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000
shares authorized, 40,000 shares issued and outstanding	40	40
Additional paid-in capital	24,242,918	24,169,538
Accumulated other comprehensive loss	(35,909)	(42,485)
Accumulated deficit	(30,479,630)	(30,259,325)

Total shareholders' deficiency	(6,264,638)	(6,124,389)

Total liabilities and shareholders' deficiency	$ 19,658,174	$ 16,319,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales
Product sales and installation	$ 8,793,931	$ 9,207,079
Maintenance and service	2,513,199	2,373,427

	11,307,130	11,580,506
Cost of goods sold	6,238,225	6,873,586

Gross profit	5,068,905	4,706,920

Operating expenses:
General and administrative	1,513,637	1,509,151
Sales and marketing	2,086,969	2,167,999
Research and development	812,000	1,124,387
Depreciation and amortization	284,520	323,855

	4,697,126	5,125,392

Income (loss) from operations	371,779	(418,472)

Other income (expense):
Interest	(411,746)	(298,366)
Financing	(22,275)	(78,600)
Other	(2,710)	4,875

	(436,731)	(372,091)

Loss before income taxes	(64,952)	(790,563)
Income taxes	1,698	3,900

Net loss	(66,650)	(794,463)
Dividends on Preferred Series
B and C Convertible stock	153,655	150,500

Net loss available to common shareholders	$ (220,305)	$ (944,963)

Net loss per share:
Basic and Diluted	$ (0.03)	$ (0.16)

Weighted average shares outstanding	7,795,670	6,052,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$ (66,650)	$ (794,463)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Provision for doubtful accounts	88,131	59,935
Provision for slow moving inventories	--	92,890
Depreciation and amortization	529,956	467,298
Amortization of other intangible assets	12,321	15,185
Amortization of deferred financing costs	6,750	6,750
Amortization of deferred compensation costs	--	50,000
Severance expense for employee stock option	3,480	--
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,447,830)	(994,833)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(7,238)	(653,224)
Inventories	148,263	587,353
Prepaid expenses and other current assets	(125,976)	(37,353)
Other assets	(68,956)	(2,399)
Accounts payable	857,028	1,199,517
Billings in excess of costs and estimated earnings on
uncompleted contracts	(106,656)	(914,816)
Accrued expenses and other current liabilities	373,288	45,331
Deferred revenue	547,294	(90,117)

Net cash flows used in operating activities	(1,256,795)	(962,946)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,325)	(264,061)
Acquisition of inventories from SMARTCALL Limited	(29,662)	---

Net cash flows used in investing activities	(44,987)	(264,061)

FINANCING ACTIVITIES:
Net borrowings on line of credit	1,243,547	1,280,844
Net principal repayments on loans, notes and capital leases	(34,840)	(247,091)
Dividends paid on Preferred Series B and C Convertible stock	--	(150,500)

Net cash flows provided by financing activities	1,208,707	883,253

Effect of exchange rate changes on cash	6,576	5,974

Net decrease in cash and cash equivalents	(86,499)	(337,780)
Cash and cash equivalents - beginning of period	146,277	791,020

Cash and cash equivalents - end of period	$ 59,778	$ 453,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Three Months Ended March 31,
	2004	2003
SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES:
Capital lease obligation incurred	--	$132,826
Fair value of Common stock issued for 2003 additional
compensation of $200,000 less amortization expense of
$50,000, included in deferred compensation at
March 31, 2003	--	$150,000
Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable	$150,500	--
Unpaid dividends on Preferred Series B and C Convertible
stock included in accrued expenses	$ 3,155	--
Fair value of Common stock issued for SMARTCALL
Limited acquisition	$ 70,000	--
Fair value of consideration for SMARTCALL Limited acquisition
included in accounts payable	$445,503	--
Fair value of accounts receivable exchanged as consideration for inventories from SMARTCALL Limited acquisition	$27,603	--

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

The accompanying condensed consolidated financial statements include the accounts of the Company and are comprised of its wholly-owned subsidiaries TTG Acquisition Corp., Teltronics, S.A. de C.V., 36371 Yukon Inc. and Teltronics Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Effective February 1, 2004, the Company through its UK subsidiary, Teltronics Limited, entered into a Business Sale and Purchase Agreement (“Business Agreement”) with SMARTCALL Limited (“SMARTCALL”)

The Company and its UK subsidiary also entered into a Restrictive Covenant and Consultancy Agreement (“Consultancy Agreement”) with Beck & Cook Management Services with an effective date of February 1, 2004.

The Company through the execution of the Business Agreement and Consultancy Agreement, collectively referred to as the “Acquisition”, acquired the 20-20 maintenance business and the related service inventories of SMARTCALL located in the UK.

This acquisition will enable the Company to change its operating model in the UK and Europe from a pure distributor sales model to a supported sales model selling through distribution and direct. The acquisition will also help the Company fund expansion of its operations in the UK and Europe through the existing maintenance revenues of the business acquired.

The total consideration for the Acquisition was approximately $572,000 USD and was preliminarily allocated as follows:

Inventories	$ 140,000
Goodwill and excess of purchase price over fair value of assets acquired	432,000

$ 572,000

Consideration payable	$(502,000)
Fair value of Common stock issued	(70,000)

$(572,000)

The Company has not obtained all of the information necessary for it to complete the purchase price allocation and, therefore, it is preliminary at March 31, 2004.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 — OPERATIONAL MATTERS

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3.3 million, $4.6 million and $6.7 million for the years ended December 31, 2003, 2002, and 2001, respectively, and as discussed below, is in arrears on three significant debt obligations. As a result of the items noted above, which conditions existed as of December 31, 2003, the Report of Independent Certified Public Accountants for the year ended December 31, 2003 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans concerning each of these items are as follows:

Operations

Sales have decreased over 15% and 14% from 2001 to 2002 and 2002 to 2003, respectively. This has primarily been the result of a weak telecommunications market during the period. Due to the fixed nature of a majority of the Company’s expenses, the Company implemented cost cutting measures which resulted in a reduction of operating expenses of $3.2 million from 2001 to 2002 and $2.7 million from 2002 to 2003. The cost cutting measures also contributed to increased gross profit margin percentages in 2002 and 2003. As a majority of the expense reductions in 2003 were made in June 2003, we expect to continue to realize the benefits from these reductions during 2004.

We released two new product offerings late in the fourth quarter of 2003. We believe that these products should contribute additional sales to the Company and not result in significant additional costs. If sales don't meet the forecasted amounts, the Company will continue to evaluate various operational and financing alternatives.

Secured Promissory Note

The Secured Promissory Note (the "Secured Note") with Harris requires a monthly payment that is due on the first of each month, but no later than the fourth of each month. Certain machinery, equipment and inventory represent the security on the Secured Note. As of December 31, 2003, the Company had been unable to make any payments on the Secured Note since September 2003 and this constituted an event of default under the Secured Note. As a result of this default, Harris has all the rights of a secured party including:

•	declaring the entire unpaid balance of the secured note, together with interest accrued thereon, if any and all other sums due from us to be immediately due and payable;
•	immediately taking possession or control of the collateral;
•	notifying any and all creditors of such event of default and of Harris' enforcement of any rights under the security agreement; or
•	selling, assigning or otherwise liquidating, or directing Teltronics to sell, assign or otherwise liquidate any or all of the collateral and to take possession of the proceeds of any such sale or liquidation;

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

In March 2004, the Company paid Harris $42,000, which was applied to past due interest payments. In April 2004, the Company and Harris agreed to offset $234,000 of a February 2004 product sale by Teltronics to Harris against past due interest payments.

As of March 31, 2004 and December 31, 2003, the entire outstanding balance on the Secured Note has been classified in the current portion of long-term debt.

The Company is also in arrears on four quarterly dividend payments due to Harris on the Preferred Series C Convertible stock at March 31, 2004 that total $400,000, excluding interest. The Company was in arrears on three quarterly dividend payments at December 31, 2003 that totaled $300,000, excluding interest. The per share amount of dividends in arrears at March 31, 2004 and December 31, 2003 was $10.00 and $7.50, respectively.

Senior Secured Promissory Note

As of March 31, 2004, the Company had been unable to make any payments on the Senior Secured Promissory Note (“Senior Note”) with Finova since October 2003. On April 30, 2004, the Company and Finova entered into a Forbearance Agreement (“Agreement”) through June 30, 2004. In connection with the Agreement, the Company paid $50,000 to Finova on April 30, 2004. The payment represented $8,582 of accrued interest through April 27, 2004, a fee of $7,000, and principal of $34,418.

The Company is evaluating various financial alternatives to repay Finova, including the use of future cash flows from operations. If the Company is unsuccessful with satisfying the Senior Note to Finova, it would attempt to renegotiate the terms of the Senior Note or obtain an extension of the Agreement. There is no assurance that the Company will be successful in renegotiating the terms of the Senior Note or the extension of the Agreement. The holders of the Senior Note have rights similar to those listed for the Secured Note above. The Senior Note is secured by certain machinery and equipment. If we are unsuccessful in satisfying the Senior Note, renegotiating the terms of the Senior Note or the extension of the Agreement, Finova could elect to pursue one or all of the rights described above. If the Company does not have sufficient liquidity to satisfy the Senior Note, the Company could seek protection under the United States Bankruptcy laws.

As of March 31, 2004 and December 31, 2003, the entire outstanding balance on the Senior Note has been classified in the current portion of long-term debt.

The Company is also in arrears on three quarterly dividend payments due to Finova on the Preferred Series B Convertible stock at March 31, 2004 that total $151,500, excluding interest. The Company was in arrears on two quarterly dividend payments at December 31, 2003 that totaled $101,000, excluding interest. The per share amount of dividends in arrears at March 31, 2004 and December 31, 2003 was $12.00 and $8.00, respectively.

If the Company is unable to settle, extend or renegotiate the Finova Senior Note, this could constitute an event of default under the Company’s agreement with CIT. The occurrence of an event of default can result in CIT accelerating the indebtedness outstanding under our bank line of credit with CIT and demanding immediate repayment, and unless we cure the defaults, CIT could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our bank line of credit facility consists of substantially all of the Company’s present and future assets, except for fixed assets.

Note payable to Tri-Link

The Company was unable to make its scheduled quarterly installments in November 2003 and February 2004 on the Note Payable (“Note”) to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $900,000 of this Note is classified as long-term debt as of March 31, 2004. At December 31, 2003, $1,080,000 of this Note was classified as long-term debt. The Company is currently in arbitration with Tri-Link regarding various claims against each other, including the non-payment of the November 2003 and February 2004 scheduled quarterly installments on the Note (see Note 10).

NOTE 3 — ACCOUNTING FOR STOCK-BASED COMPENSATION

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been as follows:

Three Months Ended March 31,
	2004	2003
Net loss - as reported	$ (66,650)	$ (794,463)
Stock-based employee compensation cost if
the fair value method had been applied	(54,562)	(55,860)

Net loss - pro forma	$ (121,212)	$ (850,323)

Net loss per share:
Basic - as reported	$ (0.03)	$ (0.16)
Basic - pro forma	$ (0.04)	$ (0.17)

Diluted - as reported	$ (0.03)	$ (0.16)
Diluted - pro forma	$ (0.04)	$ (0.17)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$ (66,650)	$ (794,463)
Foreign currency translation	6,576	5,974

Total comprehensive income (loss)	$ (60,074)	$ (788,489)

NOTE 5 — NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2004	2003
Basic
Net loss	$ (66,650)	$ (794,463)
Preferred dividends	(153,655)	(150,500)

	$ (220,305)	$ (944,963)

Weighted average shares outstanding	7,795,670	6,052,463

Net loss per share	$ (0.03)	$ (0.16)

Diluted
Net loss	$ (66,650)	$ (794,463)
Preferred dividends	(153,655)	(150,500)

	$ (220,305)	$ (944,963)

Weighted average shares outstanding	7,795,670	6,052,463
Effect of dilutive securities
Employee stock options	--	--
Convertible preferred stock	--	--
Convertible note	--	--

Dilutive potential common shares	7,795,670	6,052,463

Net loss per share	$ (0.03)	$ (0.16)

For the three months ended March 31, 2004 and 2003, options to purchase 1,699,000 and 1,864,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2004 and 2003, warrants to purchase 1,190,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 6 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2004	December 31, 2003
	(Unaudited)
Costs incurred on uncompleted contracts	$ 1,261,813	$ 1,444,604
Estimated earnings	493,633	730,916

	1,755,446	2,175,520
Less: Billings to date	1,571,099	2,105,067

	$ 184,347	$ 70,453

Included in accompanying condensed consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 546,901	$ 539,663
Billings in excess of costs and estimated earnings on
uncompleted contracts	(362,554)	(469,210)

	$ 184,347	$ 70,453

Costs and estimated earnings on uncompleted contracts includes unbilled revenue of approximately $407,000 and $254,000 as of March 31, 2004 and December 31, 2003, respectively.

NOTE 7 — INVENTORIES

The major classes of inventories are as follows:

	March 31, 2004	December 31, 2003
	(Unaudited)
Raw materials	$ 2,436,073	$ 2,549,114
Work-in-process	1,681,676	1,411,324
Finished goods	1,366,275	1,531,034

	$ 5,484,024	$ 5,491,472

The valuation allowance for slow moving inventories was $1,036,000 and $1,222,000 as of March 31, 2004 and December 31, 2003, respectively.

NOTE 8 — OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are as follows:

March 31, 2004 (Unaudited)

	Life	Gross Carrying Amount	Accumulated Amortization	Total

Customer List	5 years	$ 202,332	$ 169,569	$ 32,763
Patent	14 years, 7 months	239,899	92,148	147,751

Total		$ 442,231	$ 261,717	$ 180,514

December 31, 2003

	Life	Gross Carrying Amount	Accumulated Amortization	Total

Customer List	5 years	$ 202,332	$ 160,875	$ 41,457
Patent	14 years, 7 months	239,899	88,521	151,378

Total		$ 442,231	$ 249,396	$ 192,835

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to intangible assets was $12,321 and $15,185 for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2008 and thereafter is: 2004 — $32,075; 2005 — $26,079; 2006 — $14,510; 2007 — $14,510; 2008 — $14,510; thereafter — $78,830.

NOTE 9 – DEBT

Debt consists of the following:

	March 31, 2004 (Unaudited)	December 31, 2003

Secured promissory note - payable to Harris in monthly installments of $96,805 with interest at 12.5% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,599,624	$ 8,599,624

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
Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At March 31, 2004, the Company had $430,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas. See Note 2 for further descriptions.

	2,639,340	1,395,793
Senior Secured Promissory Note - On September 9, 2003, the Company entered into a Fifth Amended and Restated Senior Secured Promissory Note with a revised maturity date of February 1, 2004, interest at 14% and monthly principal and interest payments of $55,000, commencing September 1, 2003.	253,653	251,163
Note payable to Tri-Link in quarterly principal installments of $180,000 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006.	1,980,000	1,980,000
Notes payable to finance companies, payable in monthly installments of $8,000 with interest at approximately 5%. The notes mature through 2008 and are collateralized by vehicles.	259,228	289,973

Total	13,731,845	12,516,553
Less current portion	12,650,409	11,225,868

Long-term portion	$ 1,081,436	$ 1,290,685

The Company maintains a Secured Note to Harris Corporation ("Harris") related to the acquisition of the 20-20(R) Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 and all accrued and unpaid interest will be due. The interest rate was 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20(R)Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock. The Secured Note is secured by a first lien on certain of the acquired assets and a lien on the Company's other assets.

As a result of the event of default described in Note 2 with respect to the Secured Note, the interest rate was increased from 8.0% to 12.5%. As of March 31, 2004 and December 31, 2003, the entire outstanding balance on the Secured Note has been classified in the current portion of long-term debt.

On February 25, 1998, the Company entered into Senior Secured Loans for $1,000,000 and $280,000 with Finova. Interest was initially paid quarterly starting May 15, 1998. On May 12, 2000, the Company amended and restated the $1,000,000 Loan Agreement originally entered into on February 25, 1998 with Finova and originally due February 25, 1999 to extend the maturity to February 13, 2002. On May 1, 2002, Finova and the Company entered into a Third Amended and Restated Senior Secured Promissory Note. On September 30, 2002, Finova and the Company entered into a Fourth Amended and Restated Senior Secured Promissory Note. Under the terms of this note, monthly principal and interest payments of $55,000 were required commencing October 1, 2002 until August 13, 2003 at which time a balloon payment of the remaining unpaid balance of $303,000 would be due. The interest rate was increased from 12% to 14%. On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note ("Senior Note"). Under the terms of the Senior Note, monthly principal and interest payments of $55,000 were required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%.

On April 30, 2004, the Company and Finova entered into a Forbearance Agreement ("Agreement") through June 30, 2004. In connection with the Agreement, the Company paid $50,000 to Finova on April 30, 2004. The payment represented $8,582 of accrued interest through April 27, 2004, a fee of $7,000, and a reduction in the outstanding principal balance of $34,418.

The entire outstanding balance on the Senior Note has been classified in the current portion of long-term debt as of March 31, 2004 and December 31, 2003, since the Senior Note matures on June 30, 2004.

Finova previously received 890,000 warrants to purchase the Company's Common stock at an exercise price of $2.75 per share. These warrants were exercisable in whole, or in part, at any time during a five-year holding period beginning on the date of issuance. In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004. As a result of modifying the exercise price and extending the exercise period of the 890,000 warrants, the Company recorded a deferred financing fee of approximately $160,200 in 2002. This fee was expensed as a financing cost in our condensed consolidated statement of operations in 2002.

As described above, the Company and Finova entered into an Agreement on April 30, 2004. In accordance with the Agreement, the exercise period of the 890,000 warrants was extended from February 26, 2004 to February 21, 2005. As a result of extending the exercise period, the Company will record a deferred financing fee of approximately $55,000 in April 2004. This fee will be expensed as a financing cost in our condensed consolidated statement of operations during the three month period ending June 30, 2004.

The covenants in the Secured Note, Loan and Security Agreement and the Senior Note restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

As described in Note 1 to the condensed consolidated financial statements, the Company closed on its acquisition of the Vortex technology from Tri-Link with an effective date of May 30, 2003. The consideration for the assets purchased from Tri-Link was $2,500,000, of which $250,000 was paid at closing with the remaining balance of $2,250,000 scheduled to be paid in quarterly principal installments of $187,500 plus interest at 6.5%. The Note Payable ("Note") is collateralized primarily by the Vortex technology and technology assets. Tri-Link was granted the right, at its sole option, to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining unpaid into shares of the Company's voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock).

On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link. As a result of the conversion, the Company’s quarterly principal installment was reduced to $180,000.

The Company was unable to make its scheduled quarterly installments in November 2003 and February 2004 on the Note to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $900,000 of this Note is classified as long-term debt as of March 31, 2004. At December 31, 2003, $1,080,000 of this Note was classified as long-term debt.

NOTE 10 – CONTINGENCIES

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

The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale (“Agreement”). In the default notice, Tri-Link demands immediate payment of the past due principal and interest payments totaling $426,098 (November 2003 and February 2004 quarterly installments). The notice also stated that Tri-Link would immediately compel final and binding arbitration as allowed in the Agreement and would enforce all such other remedies, provisional and otherwise, as it may have with respect to such claims under the Agreement.

On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link’s demand for arbitration. Teltronics was further notified on March 12, 2004 by the International Centre for Dispute Resolution of their receipt of Tri-Link’s demand for arbitration.

In its Demand for Arbitration, Tri-Link seeks payment by Teltronics in the total sum of $426,098 USD and the immediate issuance to Tri-Link of 900,000 shares of Teltronics’ common voting stock.

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

The Company has been notified by Tri-Link that it intends to seek possession of the Vortex technology which Tri-Link claims secures its right to payment.

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

NOTE 11 — EXIT ACTIVITY

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

The Company reduced its work force by approximately 15% at June 30, 2003. The reduction in force was part of an overall effort by the Company to reduce its expenses to better align them with the current sales levels. The reduction in force was across the Company and affected the majority of employee groups and locations. As a result of the reduction in force, the Company recognized a one time termination benefit charge of approximately $250,000 in June 2003. This charge was allocated to cost of goods sold and the operating expense categories.

The Company leases office space for a research and development facility in Dallas, Texas. The lease expires in December 2006. In December 2002, the Company closed its facility in Dallas, Texas. Teltronics will continue to incur rental costs under the Dallas lease agreement without receiving any future economic benefit.

Teltronics early adopted the provisions of SFAS No. 146 in 2002, and as a result, the Company recorded an expense of approximately $437,000 in December 2002 that represented the present value of our liability (lease obligation) as of December 31, 2002. This expense was reported as a general and administrative expense in our consolidated statement of operations for 2002. Prior to the closing of our Dallas facility, our Dallas rental expenses were reported as a research and development expense. Commencing January 1, 2003, our Dallas rental expenses are reported as a general and administrative expense.

The changes in the Company’s unaudited lease obligation for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of the period	$ 430,000	$ 437,000
Accretion in present value of lease obligations
during the period	6,400	10,400
Payments made during the period	(20,000)	(10,500)

Balance, end of the period	$ 416,400	$ 436,900

NOTE 12 – WARRANTY

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

Changes in the Company’s unaudited product liability during the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of the period	$ 302,000	$ 315,000
Warranties issued during the period	4,000	65,000
Payments made during the period	(16,000)	(54,000)
Changes in liability for pre-existing warranties
during the period	(12,000)	11,000

Balance, end of the period	$ 278,000	$ 337,000

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

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified, whereby the annual dividend rate increased from $12 per share to $16 per share, payable quarterly, effective February 26, 2002. The annual dividend rate increased to $18 per share on February 27, 2004 and will increase to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company’s Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with the Third Amended and Restated Senior Secured Promissory Note. Commencing in May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants.

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

(B)     Common stock – In March 2003, the Company recorded the issuance of 1.0 million shares of Common stock with a fair value of $200,000 as additional compensation for 2003 services by its Board of Directors. The compensation was expensed as a general and administrative expense in our condensed consolidated statements of operations commencing January 1, 2003 through December 31, 2003.

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

On April 30, 2004, the Company and Finova entered into a Forbearance Agreement (“Agreement”) through June 30, 2004. In accordance with the Agreement, the exercise period was extended from February 26, 2004 to February 21, 2005. As a result of extending the exercise period, the Company will record a deferred financing fee of approximately $55,000 in April 2004.

In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its Common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

NOTE 14 — SEGMENT INFORMATION

The Company’s operations are classified into three reportable segments, Teltronics, Mexico and Teltronics Limited. As described in Note 1, the Company acquired the assets of the 20-20 maintenance business of SMARTCALL Limited located in the UK. As a result, the Company has classified the operations of our subsidiary, Teltronics Limited, referred to as the UK segment, as a reportable segment commencing February 1, 2004.

The accounting policies of the segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents unaudited information about reportable segment operations and assets.

	Three Months Ended March 31,
	2004	2003
Net Sales
Teltronics	$ 10,749,000	$ 11,522,000
Mexico	267,000	59,000
UK	291,000	--

Total net sales	$ 11,307,000	$ 11,581,000

Depreciation and Amortization
Teltronics	$ 503,000	$ 465,000
Mexico	2,000	2,000
UK	25,000	--

Total depreciation and amortization	$ 530,000	$ 467,000

Interest and Financing Costs
Teltronics	$ 434,000	$ 377,000
Mexico	--	--
UK	--	--

Total interest and financing costs	$ 434,000	$ 377,000

Segment Profit (Loss)
Teltronics	$ (170,000)	$ (755,000)
Mexico	112,000	(36,000)
UK	(7,000)	--

Loss before income taxes	$ (65,000)	$ (791,000)

Segment Assets
Teltronics	$ 18,281,000
Mexico	76,000
UK	1,301,000

Total segment assets	$ 19,658,000

Acquisition of Property and Equipment
Teltronics	$ 15,325	$ 264,000
Mexico	--	--
UK	--	--

Total acquisition of property and equipment	$ 15,325	$ 264,000

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates because the estimates represent judgments made at specific dates for events that are ongoing. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in preparing our condensed consolidated financial statements. The condensed consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.

Our critical accounting policies and estimates are as follows:

Revenue recognition. Teltronics generates revenues through different sources.

•

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

The completed contract method recognizes revenue and related costs when the contract is completed and has been accepted by the customer. All costs and related billings are reported as costs and estimated earnings on uncompleted contracts in the balance sheet until that time.

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

•

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

Accounts receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the following factors: probability of collection, the current credit-worthiness of each customer and the economy. We recognize an allowance for doubtful accounts based on these factors, including the length of time the receivables are past due and an analysis of the specific facts relative to the customer. We may record an additional provision for doubtful accounts to our allowance for doubtful accounts if factors relative to the customer change. We charge off outstanding balances after all collection efforts have been exhausted.

Slow moving inventories. We write down our slow moving inventories equal to the difference between the carrying value of the inventories and the estimated market value based on assumptions about future product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, an additional inventory write-down may be required. For 2003, our provision for slow moving inventories was increased primarily for certain 20-20 products.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company’s unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	55.2	59.4

Gross profit	44.8	40.6

Operating expenses:
General and administrative	13.4	13.0
Sales and marketing	18.4	18.7
Research and development	7.2	9.7
Depreciation and amortization	2.5	2.8

	41.5	44.2

Income (loss) from operations	3.3	(3.6)

Other income (expense):
Interest	(3.7)	(2.6)
Financing	(0.2)	(0.7)
Other	--	--

	(3.9)	(3.3)

Loss before income taxes	(0.6)	(6.9)
Provision for income taxes	--	--

Net loss	(0.6%)	(6.9%)

Net Sales and Gross Profit Margin

Net sales decreased $273,000 or 2.4% for the three month period ended March 31, 2004 as compared to the same period in 2003. Gross Profit Margin Gross profit margin for the three month periods ended March 31, 2004 and 2003 was 44.8% and 40.6%, respectively. Gross profit margin, excluding affects of the provision for slow moving inventories for the year ended December 31, 2003 was 41.3%. The increase in our gross profit margin was caused primarily by changes in product mix and the effects of the June 2003 reduction in force.

Operating Expenses

Operating expenses were $4.7 million and $5.1 million for the three month periods ended March 31, 2004 and 2003, respectively.

General and administrative expenses increased $4,500 for the three month period ended March 31, 2004 as compared to the same period in 2003. The net increase for the three month period ended March 31, 2004 was primarily a result of the following items: (a) a $28,000 increase in the provision for doubtful accounts, (b) a $58,000 increase in professional fees, and (c) a $48,000 increase in on-line communications. These increases were offset by the following items: (a) a $48,000 decrease related to the cost of being a public company and (b) a $66,000 decrease in expense related to our closing of the Dallas office.

Sales and marketing expenses decreased $81,000 for the three month period ended March 31, 2004 as compared to the same period in 2003. The net decrease for the three month period ended March 31, 2004 was primarily a result of a $140,000 decrease in wages and benefits related to the June 2003 reduction in force and a $71,000 decrease in travel and related expenses. These decreases were partially offset by an increase in severance of $107,000.

Research and development expenses decreased $312,000 for the three month period ended March 31, 2004 as compared to the same period in 2003. The net decrease for the three month period ended March 31, 2004 was primarily a result of a $30,000 increase in wages and supplies associated with the development of new products, which was offset by a $297,000 decrease in wages and benefits related to the June 30, 2003 reduction in force and a $21,000 decrease in professional fees.

Other Expenses

Other expenses were $437,000 and $372,000 for the three month periods ended March 31, 2004 and 2003, respectively. For the three month period ended March 31, 2004, interest expense increased $113,000, financing costs decreased $56,000, and other expenses increased $8,000. The increase in interest expense was a result of the increase in interest rate on the Harris debt and the interest on the Tri-Link debt in connection with the Tri-Link acquisition in May 2003. The decrease in financing costs was primarily related to the services of Atlantic American in 2003 that were terminated by December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in Operating Activities

Net cash flows used in operating activities were $1,257,000 for the three month period ended March 31, 2004. The $1,286,000 was comprised of the following items: (1) net loss of $67,000, (2) non-cash expenses of $641,000, (3) a net increase in operating assets, net of acquisition, of $3,502,000, and (4) a net increase in operating liabilities, net of acquisition, of $1,671,000. The net increase in operating assets was primarily a result of an increase in accounts receivable of $3,448,000. The net increase in operating liabilities was a result of an increase in accounts payable of $857,000 and an increase in accrued expenses and deferred revenue of $921,000, which were offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $107,000.

Net cash flows used in Investing Activities

Net cash flows used in investing activities were $45,000 for the three month period ended March 31, 2004 as the Company acquired $15,000 of property and equipment to support its operations and also acquired $30,000 of inventories in connection with its acquisition of SMARTCALL Limited.

Net cash flows provided by Financing Activities

Net cash flows provided by financing activities were $1,209,000 for the three month period ended March 31, 2004. The $1,209,000 was comprised of net borrowings of $1,244,000 on the line of credit and net repayments of $35,000 on loans, notes and capital leases.

Liquidity

Our liquidity needs arise from our debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from our line of credit with CIT and cash flows from operations. We have incurred a net loss of $3.3 million, $4.6 million and $6.7 million in 2003, 2002 and 2001, respectively. These losses have significantly weakened our financial position and ability to make the required debt service and dividend payments. Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and credit lines extended by trade suppliers. The decrease in our sales has contributed to a significant decrease in net cash flows provided by operations. Our ability to maintain sufficient liquidity in the future is impacted by several factors including continued management of our costs and balance sheet, successfully achieving our product release schedules and the attainment of our forecasted sales objectives. We are currently exploring raising additional debt or equity financing; however, we do not have any commitments for such funding at this time. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may be forced to seek protection under bankruptcy laws.

As described above, the Company is working to raise additional capital; however, there is no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our independent certified public accountants included an explanatory paragraph for a going concern matter in their report for the year ended December 31, 2003. The year ended December 31, 2003 and three month ended March 31, 2004 financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

As of March 31, 2004, the Company had cash and cash equivalents of $59,778 as compared to $146,277 as of December 31, 2003. Working capital (deficiency) as of March 31, 2004 and December 31, 2003 was $(11,212,831) and $(10,888,995), respectively. The working capital deficiency at March 31, 2004 and December 31, 2003 was primarily a result of the classification of the long-term portion of the secured promissory note payable to Harris of approximately $7.9 million being classified as current portion of long- term debt due to our inability to make any principal and interest payments.

Our principal obligations as of March 31, 2004, consisted primarily of the following items: (1) a Secured Note payable to Harris of $8.6 million, (2) a Senior Note in the amount of $254,000 payable to Finova that matures on June 30, 2004, (3) dividends on our Series B and Series C Preferred Stock, of which $1,203,000 will be due and payable within the next twelve months, (4) a bank line of credit payable to CIT of $2.6 million, and (5) a Note for $1,980,000 aggregate principal amount payable to Tri-Link.

On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note (“Senior Note”). Under the terms of the Senior Note, monthly principal and interest payments of $55,000 were required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%. On April 30, 2004, the Company and Finova entered into a Forbearance Agreement (“Agreement”) through June 30, 004. In connection with the Agreement, the Company paid $50,000 to Finova on April 30, 2004. The payment represented $8,582 of accrued interest through April 27, 2004, a fee of $7,000, and principal of $34,418.

We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2003. Holders of shares of our Series B Preferred Stock were entitled to receive annual dividends of $16 per share, payable quarterly. The annual dividends increased to $18 per share on February 27, 2004 and will increase to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. As of March 31, 2004, we were in arrears four dividend payments on our Series C Preferred Stock and three payments on our Series B Preferred Stock.

We have a credit facility with CIT, as described in the notes to our consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company’s financial results for the year ended December 31, 2002 and the year ended December 31, 2003. At March 31, 2004 and December 31, 2003, the Company’s interest rate was 7.0%. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company’s borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of March 31, 2004 was $430,000. The CIT credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

On June 4, 2003, we completed the acquisition of Vortex technology and related assets from Tri-Link of Burnaby, British Columbia, pursuant to an Agreement of Purchase and Sale (the "Agreement") of Vortex Technology dated October 31, 2002, as amended on May 30, 2003, for $2.5 million. We also agreed to pay to Tri-Link, royalties on the net sales derived by us from certain components of the Vortex technology. We paid $250,000 of the purchase price, in cash, at the closing. We paid the remainder of the purchase price, excluding royalties, by delivering our Note for $2,250,000 aggregate principal amount. Our Note in favor of Tri-Link is payable in twelve equal quarterly principal payments of $187,500 plus interest at 6.5%, beginning on August 1, 2003. Our Note to Tri-Link is secured by a lien on the Vortex technology and related technology assets. The Company was unable to make the November 2003 and the February 2004 quarterly installments. According to the terms of the Agreement, if we fail to make any quarterly payment on the Note by the end of the tenth day after such payment is due, then on the fortieth day after such payment was due, we must issue to Tri-Link that number of shares of our common stock equal to 22,500 times the number of days by which the applicable payment default exceeds ten days. In addition, failure to make payments on the Note when due may result in Tri-Link seeking to obtain a judgment and attempting to seize our Vortex technology securing the Note in satisfying such past-due payments. Tri-Link may have the right at its sole option to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company's voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock).

On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company’s obligation to Tri-Link. As a result of the conversion, the Company’s quarterly principal installment was reduced to $180,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption "Quantitative and Qualitative Disclosures About Market Risks" in our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale (“Agreement”). In the default notice, Tri-Link demands immediate payment of the past due principal and interest payments totaling $426,098 (November 2003 and February 2004 quarterly installments). The notice also stated that Tri-Link would immediately compel final and binding arbitration as allowed in the Agreement and would enforce all such other remedies, provisional and otherwise, as it may have with respect to such claims under the Agreement.

On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link’s demand for arbitration. Teltronics was further notified on March 12, 2004 by the International Centre for Dispute Resolution of their receipt of Tri-Link’s demand for arbitration.

In its Demand for Arbitration, Tri-Link seeks payment by Teltronics in the total sum of $426,098 USD and the immediate issuance to Tri-Link of 900,000 shares of Teltronics’ common voting stock.

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

The Company has been notified by Tri-Link that it intends to seek possession of the collateral which Tri-Link claims secures its right to payment.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2004, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $157,000 and $419,000, respectively, which amounts include interest thereon. We were also in arrears on debt payments on our Senior Secured Promissory Note with Finova, our secured Promissory Note with Harris Corporation and the Note Payable to Tri-Link in the amounts of $253,000, $679,000 and $426,098, respectively.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.     OTHER INFORMATION - None

ITEM 6(a).  EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).  REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended March 31, 2004. Information regarding the item reported on is as follows:

Date	Item Reported On

2/26/04	Financial Statements and Exhibits: February 10, 2004 Acquisition of SMARTCALL Limited.
4/15/04	Financial Statements and Exhibits: 2003 Year End Earnings Press Release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004	TELTRONICS, INC. BY: /S/ PATRICK G. MIN —————————————— PATRICK G. MIN VICE PRESIDENT FINANCE AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________ (*) Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2004.