Form 10-Q
period 2004-06-30
TELTRONICS INC
filed 2004-08-16
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________________________________ to __________________________________________________________

COMMISSION FILE NUMBER:    0-17893

TELTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	59-2937938 (IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida          34243

(Address of principal executive offices including zip code)

Issuer's telephone number, including area code:          (941) 753-5000

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

As of August 12, 2004, there were 7,861,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 34.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003	3-4
	Condensed Consolidated Statements of Operations (Unaudited) for the Three months and Six months ended June 30, 2004 and 2003	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six months ended June 30, 2004 and 2003	6-7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 5.	OTHER INFORMATION	32
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	32
SIGNATURE		33
EXHIBIT INDEX		34

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004 (Unaudited)	December 31, 2003
Current assets:
Cash and cash equivalents	$ 393,275	$ 146,277
Accounts receivable, net of allowance for doubtful accounts
of $386,450 at June 30, 2004 and $266,106 at
December 31, 2003	7,830,434	3,560,936
Costs and estimated earnings in excess of billings on
uncompleted contracts	160,417	539,663
Inventories, net	4,453,484	5,491,472
Prepaid expenses and other current assets	640,724	433,955

Total current assets	13,478,334	10,172,303
Property and equipment, net	4,484,282	5,469,801
Goodwill	241,371	241,371
Other intangible assets, net	576,063	192,835
Other assets	301,536	243,294

Total assets	$19,081,586	$16,319,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

	June 30, 2004 (Unaudited)	December 31, 2003
Current liabilities:
Current portion of long-term debt, including notes
payable in default	$ 3,581,089	$ 11,225,868
Current portion of capital lease obligations	25,207	24,163
Accounts payable	8,627,334	5,609,512
Billings in excess of costs and estimated earnings
on uncompleted contracts	149,475	469,210
Accrued expenses and other current liabilities	2,494,663	2,274,693
Deferred revenue	1,709,668	1,457,852

Total current liabilities	16,587,436	21,061,298

Long-term liabilities:
Long-term debt, net of current portion	9,083,278	1,290,685
Capital lease obligations, net of current portion	78,388	92,010

Total long-term liabilities	9,161,666	1,382,695

Commitments and contingencies
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares
authorized, 7,841,539 and 7,729,736 issued and
outstanding at June 30, 2004 and December 31, 2003,
respectively	7,842	7,730
Non-voting common stock, $.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	--	--
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value,
25,000 shares authorized, 12,625 shares issued and
outstanding	13	13
Preferred Series C Convertible stock, $.001 par value,
50,000 shares authorized, 40,000 shares issued and
outstanding	40	40
Additional paid-in capital	24,299,826	24,169,538
Accumulated other comprehensive loss	(36,262)	(42,485)
Accumulated deficit	(30,939,075)	(30,259,325)

Total shareholders' deficiency	(6,667,516)	(6,124,389)

Total liabilities and shareholders' deficiency	$ 19,081,586	$ 16,319,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Product sales and installation	$ 9,627,899	$ 10,628,422	$ 18,421,830	$ 19,835,501
Maintenance and service	2,516,415	2,340,817	5,029,614	4,714,244

	12,144,314	12,969,239	23,451,444	24,549,745
Cost of goods sold	7,634,954	8,039,172	13,873,179	14,912,758

Gross profit	4,509,360	4,930,067	9,578,265	9,636,987

Operating expenses:
General and administrative	1,189,362	1,543,271	2,702,999	3,052,422
Sales and marketing	2,040,870	2,521,233	4,127,839	4,689,232
Research and development	773,295	1,565,027	1,585,295	2,689,414
Depreciation and amortization	294,384	323,466	578,904	647,321

	4,297,911	5,952,997	8,995,037	11,078,389

Income (loss) from operations	211,449	(1,022,930)	583,228	(1,441,402)

Other income (expense):
Interest	(419,197)	(297,916)	(830,943)	(596,282)
Financing	(95,479)	(84,798)	(117,754)	(163,398)
Other	2,293	926	(417)	5,801

	(512,383)	(381,788)	(949,114)	(753,879)

Loss before income taxes	(300,934)	(1,404,718)	(365,886)	(2,195,281)
Provision for income taxes	1,698	3,900	3,396	7,800

Net loss	(302,632)	(1,408,618)	(369,282)	(2,203,081)
Dividends on Preferred Series
B and C Convertible stock	156,813	150,500	310,468	301,000

Net loss available to
common shareholders	$ (459,445)	$ (1,559,118)	$ (679,750)	$ (2,504,081)

Net loss per share:
Basic and Diluted	$ (0.06)	$ (0.24)	$ (0.09)	$ (0.38)

Weighted average shares outstanding	7,838,686	6,514,821	7,817,178	6,598,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$ (369,282)	$(2,203,081)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts	114,043	106,228
Provision for slow moving inventories	116,422	92,890
Depreciation and amortization	1,042,349	918,736
Amortization of other intangible assets	48,725	30,370
Amortization of deferred financing costs	66,900	13,500
Fair value of Common stock issued for 401(k) plan	--	33,648
Gain on disposal of property and equipment	--	(75)
Amortization of deferred compensation costs	--	102,369
Severance expense for employee stock option	3,480	--
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(4,411,144)	(1,745,049)
Costs and estimated earnings in excess of billings on
uncompleted contracts	379,246	(19,108)
Inventories	1,062,381	205,793
Prepaid expenses and other current assets	(206,769)	22,799
Other assets	(71,742)	(2,516)
Accounts payable	2,545,662	1,857,114
Billings in excess of costs and estimated earnings on
uncompleted contracts	(319,735)	(1,120,029)
Accrued expenses and other current liabilities	216,815	326,984
Deferred revenue	251,816	(253,776)

Net cash flows provided by (used in) operating activities	469,167	(1,633,203)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(56,830)	(578,516)
Proceeds from sale of property and equipment	--	75
Payments for inventories and customer contracts and relationships
of SMARTCALL	(259,818)	--

Net cash flows used in investing activities	(316,648)	(578,441)

FINANCING ACTIVITIES:
Net borrowings on line of credit	229,367	2,326,564
Net principal repayments on loans, notes and capital leases	(94,131)	(446,527)
Proceeds from issuance of Common stock	3,520	42,958
Dividends paid on Preferred Series B and C Convertible stock	(50,500)	(150,500)

Net cash flows provided by financing activities	88,256	1,772,495

Effect of exchange rate changes on cash	6,223	12,127

Net increase (decrease) in cash and cash equivalents	246,998	(427,022)
Cash and cash equivalents – beginning of period	146,277	791,020

Cash and cash equivalents - end of period	$ 393,275	$ 363,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:
Capital lease obligation incurred	$ --	$ 132,826
Fair value of Common stock issued for compensation of
$200,000 less amortization expense of $100,000,
included in deferred compensation	--	100,000
Purchase of Vortex technology for debt	--	2,250,000
Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable	256,813	150,500
Unpaid dividends on Preferred Series B and C Convertible
stock included in accrued expenses	3,155	---
Fair value of Common stock issued for SMARTCALL
Limited acquisition	70,000	---
Fair value of consideration for SMARTCALL Limited acquisition
included in accounts payable	215,347	---
Fair value of accounts receivable exchanged as consideration
for inventories from SMARTCALL Limited acquisition	27,603	---
Financing fee included in amortization of deferred
financing costs, as a result of modifying terms of certain
warrants	53,400	---

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

Effective February 1, 2004, the Company through its UK subsidiary, Teltronics Limited, entered into a Business Sale and Purchase Agreement (“Business Agreement”) with SMARTCALL Limited (“SMARTCALL”).

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

The final allocation of the $572,000 USD purchase price to the fair values of assets acquired and liabilities assumed is summarized below. The preliminary purchase price allocation has changed since March 31, 2004 based on completion of the Company’s analysis.  At March 31, 2004, $432,000 was preliminarily allocated to goodwill.

Inventories	$140,000
Customer contracts and relationships	432,000
$572,000
Consideration payable	$(502,000)
Fair value of Common stock issued	(70,000)
$(572,000)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - OPERATIONAL MATTERS

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred net losses of approximately $3.3 million, $4.6 million and $6.7 million for the years ended December 31, 2003, 2002, and 2001, respectively, and as discussed below, was in arrears on three significant debt obligations. As a result of the items noted above, which conditions existed as of December 31, 2003, the Report of Independent Certified Public Accountants for the year ended December 31, 2003 indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

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

We released two new product offerings late in the fourth quarter of 2003. Although not yet realized, we believe that these products should contribute additional sales to the Company and not result in significant additional costs. If sales don’t meet the forecasted amounts, the Company will continue to evaluate various operational and financing alternatives.

Secured Promissory Note

On August 16, 2004, the Company entered into a Patent Transfer Agreement with Harris Corporation (“Harris”) under which the Company conveyed and transferred all of its rights, title and interest in certain patents initially acquired from Harris in exchange for consideration consisting of the following items: (i) a credit in the amount of $578,022 of accrued and unpaid interest as of June 1, 2004 owed to Harris under the terms of the Secured Promissory Note (“Secured Note”), (ii) a credit in the amount of $406,792 of unpaid and past due scheduled principal payments as of June 1, 2004 owed to Harris under the terms of the Secured Note, and (iii) a credit of $290,414 representing interest and regularly scheduled principal payments that will be due under the terms of the Secured Note for the period from July 1, 2004 through September 1, 2004. The interest rate will revert from the default rate of 12.5% to the original rate of 8.0%, effective June 1, 2004. Consequently, the Company has classified $8.2 million of the Secured Note in long-term debt as of June 30, 2004.

The Secured Note with Harris requires a monthly payment that is due on the first of each month, but no later than the fourth of each month. Certain machinery, equipment and inventory represent the security on the Secured Note. As of December 31, 2003, the Company had been unable to make all payments on the Secured Note since September 2003. Harris had all the rights of a secured party including:

  declaring the entire unpaid balance of the secured note, together with interest accrued thereon, if any and all other sums due from us to be immediately due and payable;

  immediately taking possession or control of the collateral;

  notifying any and all creditors of such event of default and of Harris’ enforcement of any rights under the security agreement; or

  selling, assigning or otherwise liquidating, or directing Teltronics to sell, assign or otherwise liquidate any or all of the collateral and to take possession of the proceeds of any such sale or liquidation;

For the six months ended June 30, 2004, the Company paid Harris $84,000 that was applied to past due interest payments. In April 2004, the Company and Harris agreed to offset $234,000 of a February 2004 product sale by Teltronics to Harris against past due interest payments.

As of December 31, 2003, the entire outstanding balance on the Secured Note had been classified in the current portion of long-term debt.

The Company is also in arrears on five quarterly dividend payments due to Harris on the Preferred Series C Convertible stock at June 30, 2004 that totaled $500,000, excluding interest. The Company was in arrears on three quarterly dividend payments at December 31, 2003 that totaled $300,000, excluding interest. The per share amount of dividends in arrears at June 30, 2004 and December 31, 2003 was $12.50 and $7.50, respectively.

Senior Secured Promissory Note

For the period October 2003 through March 2004, the Company had been unable to make any payments on the Senior Secured Promissory Note (“Senior Note”) with Finova. On April 30, 2004, the Company and Finova entered into a Forbearance Agreement (“Agreement”) through June 30, 2004. In connection with the Agreement, the Company paid $50,000 to Finova on April 30, 2004. The payment represented $8,582 of accrued interest through April 27, 2004, a fee of $7,000, and principal of $34,418.

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

As of June 30, 2004 and December 31, 2003, the entire outstanding balance on the Senior Note has been classified in the current portion of long-term debt.

The Company is also in arrears on three quarterly dividend payments due to Finova on the Preferred Series B Convertible stock at June 30, 2004 that totaled $157,813, excluding interest. The Company was in arrears on two quarterly dividend payments at December 31, 2003 that totaled $101,000, excluding interest. The per share amount of dividends in arrears at June 30, 2004 and December 31, 2003 was $12.50 and $8.00, respectively.

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

Note payable to Tri-Link

The Company was unable to make its scheduled quarterly installments in November 2003, February 2004, and May 2004 on the Note Payable (“Note”) to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $720,000 of this Note is classified as long-term debt as of June 30, 2004. At December 31, 2003, $1,080,000 of this Note was classified as long-term debt. The Company is currently in arbitration with Tri-Link regarding various claims against each other, including the non-payment of the November 2003, February 2004, May 2004, and August 2004 scheduled quarterly installments on the Note (see Note 10).

NOTE 3 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(302,632)	$(1,408,618)	$(369,282)	$(2,203,081)
Stock-based employee compen-
sation cost if the fair value
method had been applied	(47,551)	(55,692)	(102,113)	(111,555)

Net loss – pro forma	$(350,183)	$(1,464,310)	$(471,395)	$(2,314,636)

Net loss per share:
Basic – as reported	$(0.06)	$(0.24)	$(0.09)	$(0.38)
Basic – pro forma	$(0.07)	$(0.25)	$(0.10)	$(0.40)
Diluted – as reported	$(0.06)	$(0.24)	$(0.09)	$(0.38)
Diluted – pro forma	$(0.07)	$(0.25)	$(0.10)	$(0.40)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(302,632)	$(1,408,618)	$(369,282)	$(2,203,081)
Foreign currency translation	(353)	6,153	6,223	12,127

Total comprehensive loss	$(302,985)	$(1,402,465)	$(363,059)	$(2,190,954)

NOTE 5 - NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic
Net Loss	$(302,632)	$(1,408,618)	$(369,282)	$(2,203,081)
Preferred dividends	(156,813)	(150,500)	(310,468)	(301,000)

	$(459,445)	$(1,559,118)	$(679,750)	$(2,504,081)

Weighted average shares outstanding	7,838,686	6,514,821	7,817,178	6,598,455

Net loss per share	$(0.06)	$(0.24)	$(0.09)	$(0.38)

Diluted
Net loss	$(302,632)	$(1,408,618)	$(369,282)	$(2,203,081)
Preferred dividends	(156,813)	(150,500)	(310,468)	(301,000)

	$(459,445)	$(1,559,118)	$(679,750)	$(2,504,081)

Weighted average shares outstanding	7,838,686	6,514,821	7,817,178	6,598,455
Effect of dilutive securities
Employee stock options	---	---	---	---
Convertible preferred stock	---	---	---	---
Convertible note	---	---	---	---

Dilutive potential common shares	7,838,686	6,514,821	7,817,178	6,598,455

Net loss per share	$(0.06)	$(0.24)	$(0.09)	$(0.38)

For the three months and six months ended June 30, 2004 and 2003, options to purchase 1,664,000 and 1,747,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months and six months ended June 30, 2004 and 2003, warrants to purchase 1,190,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	June 30, 2004	December 31, 2003
	(Unaudited)
Costs incurred on uncompleted contracts	$702,711	$1,444,604
Estimated earnings	451,985	730,916

	1,154,696	2,175,520
Less: Billings to date	1,143,754	2,105,067

	$10,942	$70,453

Included in accompanying condensed consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$160,417	$539,663
Billings in excess of costs and estimated earnings on
uncompleted contracts	(149,475)	(469,210)

	$10,942	$70,453

Costs and estimated earnings on uncompleted contracts includes unbilled revenue of approximately $64,000 and $254,000 as of June 30, 2004 and December 31, 2003, respectively.

NOTE 7 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$2,127,588	$2,549,114
Work-in-process	929,270	1,411,324
Finished goods	1,396,626	1,531,034

	$4,453,484	$5,491,472

The valuation allowance for slow moving inventories was $948,000 and $1,222,000 as of June 30, 2004 and December 31, 2003, respectively.

NOTE 8 - OTHER INTANGIBLE ASSETS

The Company’s other intangible assets are as follows:

June 30, 2004 (Unaudited)
	Life	Gross Carrying Amount	Accumulated Amortization	Total

Customer List	5 years	$ 202,332	$ 176,633	$ 25,699
Patent	14 years, 7 months	239,899	95,776	144,123
Customer contracts and relationships	7 years	431,953	25,712	406,241

Total		$ 874,184	$ 298,121	$ 576,063

December 31, 2003
	Life	Gross Carrying Amount	Accumulated Amortization	Total

Customer List	5 years	$ 202,332	$ 160,875	$ 41,457
Patent	14 years, 7 months	239,899	88,521	151,378

Total		$ 442,231	$ 249,396	$ 192,835

As a result of the SMARTCALL acquisition, $432,000 of the purchase price was allocated to Customer contracts and relationships as of June 30, 2004.

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to intangible assets was $36,404 and $15,185 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense related to intangible assets was $48,725 and $30,370 for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2009 and thereafter is: 2004 - $52,238; 2005 - $87,787; 2006 - $76,218; 2007 - $76,218; 2008 - $76,218; 2009 - $76,218; thereafter - $131,166.

NOTE 9 – DEBT

Debt consists of the following:

	June 30, 2004 (Unaudited)	December 31, 2003
Secured promissory note - payable to Harris in monthly installments of $96,805 with interest at 8.0% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,599,624	$ 8,599,624

Bank line of credit - On December 22, 1998, the Company's principal lender, CIT amended the Company's existing Line of Credit Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002. A director of the Company had personally guaranteed a portion of the facility. On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and year ended December 31, 2003. At June 30, 2004, the Company's interest rate was 7.00%. The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At June 30, 2004, the Company had $954,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas. See Note 2 for further descriptions.

	1,625,160	1,395,793
Senior Secured Promissory Note - On September 9, 2003, the Company entered into a Fifth Amended and Restated Senior Secured Promissory Note with a revised maturity date of February 1, 2004, interest at 14% and monthly principal and interest payments of $55,000, commencing September 1, 2003	219,530	251,163
Note payable to Tri-Link in quarterly principal installments of $180,000 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006	1,980,000	1,980,000
Notes payable to finance companies, payable in monthly installments of $8,000 with interest at approximately 5%. The notes mature through 2008 and are collateralized by vehicles	240,053	289,973
Total	12,664,367	12,516,553
Less current portion	3,581,089	11,225,868
Long-term portion	$ 9,083,278	$ 1,290,685

The Company maintains a Secured Note to Harris Corporation (“Harris”) related to the acquisition of the 20-20®Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 and all accrued and unpaid interest will be due. The interest rate was 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock. The Secured Note is secured by a first lien on certain of the acquired assets and a lien on the Company’s other assets.

As a result of the event of default described in Note 2 with respect to the Secured Note prior to the Patent Transfer Agreement, the interest rate was increased from 8.0% to 12.5%. As of December 31, 2003, the entire outstanding balance on the Secured Note had been classified in the current portion of long-term debt.

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

The entire outstanding balance on the Senior Note has been classified in the current portion of long-term debt as of June 30, 2004 and December 31, 2003, since the Senior Note matures on June 30, 2004.

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

As described above, the Company and Finova entered into an Agreement on April 30, 2004. In accordance with the Agreement, the exercise period of the 890,000 warrants was extended from February 26, 2004 to February 21, 2005. As a result of extending the exercise period, the Company recorded a financing fee of approximately $53,000 in April 2004. This fee was expensed as a financing cost in our condensed consolidated statement of operations during the three months ended June 30, 2004.

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

The Company was unable to make its scheduled quarterly installments in November 2003, February 2004, May 2004, and August 2004 on the Note to Tri-Link (see Note 10). The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $720,000 of this Note is classified as long-term debt as of June 30, 2004. At December 31, 2003, $1,080,000 of this Note was classified as long-term debt.

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

In its Demand for Arbitration, Tri-Link seeks payment by Teltronics of the total sum of $426,098 USD and the immediate issuance to Tri-Link of 900,000 shares of Teltronics’ common voting stock.

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

NOTE 11 - EXIT ACTIVITY

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

Effective June 1, 2004, the Company and Eagle-Midway Place, L.P. (“Lessor”) entered into an Amendment to Industrial Real Estate Lease (“Amendment”) for the Dallas facility. The Amendment was caused by a 35% reduction in office space leased by the Company and the corresponding lease payments. As a result of the Amendment, the Company recorded a reduction in the present value of the lease obligation of approximately $103,000. In addition, the Company incurred a charge of $49,000 for tenant improvements caused by the reduction in office space, however; the Company will receive a credit from the Lessor of $24,500 that will be applied to past due rent payments as of May 31, 2004. The Company is in default under the lease for non-payment of rent.

In connection with the Amendment, the Company recorded a benefit of approximately $79,000 during the three months and six months ended June 30, 2004. This benefit was reported as a reduction in general and administrative expense in our condensed consolidated statements of operations.

The changes in the Company’s unaudited lease obligation for the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of the period	$ 430,000	$ 437,000
Accretion in present value of lease obligation during the period	13,200	20,000
Payments made during the period	(41,200)	(24,500)
Net reduction in obligation due to Amendment	(79,000)	---

Balance, end of the period	$ 323,000	$ 432,500

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

Changes in the Company’s unaudited product liability during the six months ended June 30, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of the period	$ 302,000	$ 315,000
Warranties issued during the period	17,000	107,000
Payments made during the period	(40,000)	(96,000)
Changes in liability for pre-existing warranties
during the period	(23,000)	11,000

Balance, end of the period	$ 256,000	$ 337,000

NOTE 13 - SHAREHOLDERS' EQUITY

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

(A)           Preferred stock - The Preferred Series A stock are restricted securities owned by the Company’s Director and Senior Vice President of Business Development and subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company.

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

In April 2004, the Company issued 11,803 shares with a fair value of $3,520 in connection with the Employee Stock Purchase Plan.

(C)           Warrants - In connection with the Third Amended and Restated Senior Secured Promissory Note, Finova and the Company entered into an Amended and Restated Stock Purchase Warrant that modified the terms of the 890,000 previously issued warrants to change the exercise price to $1.00 per share and extend the exercise period to February 26, 2004.

On April 30, 2004, the Company and Finova entered into a Forbearance Agreement (“Agreement”) through June 30, 2004. In accordance with the Agreement, the exercise period was extended from February 26, 2004 to February 21, 2005. As a result of extending the exercise period, the Company recorded a financing expense of approximately $53,000 during the three months ended June 30, 2004.

In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its Common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

NOTE 14 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, Mexico and Teltronics Limited. As described in Note 1, the Company acquired the assets of the 20-20 maintenance business of SMARTCALL Limited located in the UK. As a result, the Company has classified the operations of our subsidiary, Teltronics Limited, referred to as the UK segment, as a reportable segment commencing February 1, 2004.

The accounting policies of the segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents unaudited information about reportable segment operations and assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Teltronics	$11,416,000	$12,779,000	$22,164,000	$24,301,000
Mexico	169,000	190,000	436,000	249,000
UK	559,000	--	851,000	--

Total net sales	$12,144,000	$12,969,000	$23,451,000	$24,550,000

Depreciation and Amortization
Teltronics	$507,000	$449,000	$1,034,000	$914,000
Mexico	5,000	3,000	8,000	5,000
UK	--	--	--	--

Total depreciation and amortization	$512,000	$452,000	$1,042,000	$919,000

Interest and Financing Costs
Teltronics	$515,000	$383,000	$949,000	$760,000
Mexico	--	--	--	--
UK	--	--	--	--

Total interest and financing costs	$515,000	$383,000	$949,000	$760,000

Segment Profit (Loss)
Teltronics	$(464,000)	$(1,409,000)	$(634,000)	$(2,163,000)
Mexico	34,000	4,000	146,000	(32,000)
UK	129,000	--	122,000	--

Loss before income taxes	$(301,000)	$(1,405,000)	$(366,000)	$(2,195,000)

Segment Assets
Teltronics	$17,798,000
Mexico	67,000
UK	1,217,000

Total segment assets	$19,082,000

Acquisition of Property and Equipment
Teltronics	$42,000	$315,000	$57,000	$579,000
Mexico	--	--	--	--
UK	--	--	--	--

Total acquisition of property	$42,000	$315,000	$57,000	$579,000
and equipment

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

References in this report to the “Company,” “Teltronics,” “we,” or “us” mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

  Manufacturing. Revenues from sales of product, including our electronic manufacturing services business are recognized when title and risk of loss passes, which is generally when the product is shipped. Based on the Company's history of providing manufacturing services, we believe that collectibility is reasonably assured.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company's unaudited condensed consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9%	62.0%	59.2%	60.7%

Gross profit	37.1%	38.0%	40.8%	39.3%

Operating expenses:
General and administrative	9.8%	11.9%	11.5%	12.4%
Sales and marketing	16.8%	19.4%	17.6%	19.1%
Research and development	6.4%	12.1%	6.8%	11.0%
Depreciation and amortization	2.4%	2.5%	2.5%	2.6%

	35.4%	45.9%	38.4%	45.1%

Income (loss) from operations	1.7%	(7.9%)	2.4%	(5.8%)

Other income (expense):
Interest	(3.5%)	(2.3%)	(3.4%)	(2.4%)
Financing	(0.8%)	(0.7%)	(0.5%)	(0.7%)
Other	---	---	---	---

	(4.3%)	(3.0%)	(3.9%)	(3.1%)

Loss before income taxes	(2.6%)	(10.9%)	(1.5%)	(8.9%)
Provision for income taxes	---	(0.1%)	---	---

Net loss	(2.6%)	(11.0%)	(1.5%)	(8.9%)

Net Sales and Gross Profit Margin

Net sales decreased $825,000 or 6.4% for the three months ended June 30, 2004 as compared to the same period in 2003. Net sales decreased $1.1 million or 4.5% for the six months ended June 30, 2004 as compared to the same period in 2003. The decreases in net sales were primarily attributable to a slow down in net sales to our three largest customers.

Gross profit margin for the three months ended June 30, 2004 and 2003 was 37.1% and 38.0%, respectively. Gross profit margin for the six months ended June 30, 2004 and 2003 was 40.8% and 39.3%, respectively.

Excluding affects of the provision for slow moving inventories, the gross profit margin for the three months and six months ended June 30, 2004 would have been 38.1% and 41.3%, respectively. Gross profit margin, excluding affects of the provision for slow moving inventories for the year ended December 31, 2003 would have been 41.3%. The gross profit margin is impacted by changes in product mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4.3 million and $6.0 million for the three months ended June 30, 2004 and 2003, respectively.

General and administrative expenses decreased $354,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The net decrease for the three months ended June 30, 2004 was primarily a result of the following items: (a) a $20,000 decrease in the provision for doubtful accounts, (b)

a $70,000 decrease related to the cost of being a public company, (c) a $74,000 decrease in rental expense related to the net reduction in the Dallas lease obligation due to the lease amendment, (d) a $137,000 decrease in wages, benefits and severance related to the June 2003 reduction in force, and (e) a $34,000 decrease in 401(k) expense. These decreases were offset by a $17,000 increase in professional fees.

Sales and marketing expenses decreased $480,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The net decrease for the three months ended June 30, 2004 was primarily a result of the following items: (a) a $365,000 decrease in wages, benefits and severance related to the June 2003 reduction in force, (b) a $132,000 decrease in commissions, (c) a $53,000 decrease in advertising and trade shows, (d) a $57,000 decrease in travel, meals, and entertainment, and (e) an $18,000 decrease in telephone and cell phone charges.  These decreases were partially offset by an increase in UK expenses of $153,000, as a result of the SMARTCALL acquisition effective February 1, 2004.

Research and development expenses decreased $792,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The net decrease for the three months ended June 30, 2004 was primarily a result of the following items: (a) at our research facilities located in Sarasota and Salt Lake City, wages, benefits and severance decreased $407,000 related to the June 2003 reduction in force and operating supplies decreased $96,000, and (b) development costs of our Cypreon™ product decreased $274,000 from 2003 due to the release of Cypreon™ in the fourth quarter of 2003.

Operating expenses were $9.0 million and $11.1 million for the six months ended June 30, 2004 and 2003, respectively.

General and administrative expenses decreased $349,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The net decrease for the six months ended June 30, 2004 was primarily a result of the following items: (a) a $118,000 decrease related to the cost of being a public company, (b) a $75,000 decrease in rental expense related to the net reduction in the Dallas lease obligation due to the lease amendment, (c) a $215,000 decrease in wages, benefits and severance related to the June 2003 reduction in force, and (d) a $34,000 decrease in 401(k) expense. These decreases were partially offset by a $105,000 increase in professional fees.

Sales and marketing expenses decreased $561,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The net decrease for the six months ended June 30, 2004 was primarily a result of the following items: (a) a $404,000 decrease in wages and benefits related to the June 2003 reduction in force, (b) a $139,000 decrease in commissions, (c) a $132,000 decrease in travel, meals, and entertainment, (d) a $53,000 decrease in advertising and trade shows, and (e) a $25,000 decrease in telephone and cell phone charges. These decreases were partially offset by an increase in UK expenses of $239,000, as a result of the SMARTCALL acquisition effective February 1, 2004.

Research and development expenses decreased $1,104,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The net decrease for the six months ended June 30, 2004 was primarily a result of the following items: (a) at our research facilities located in Sarasota and Salt Lake City, wages, benefits and severance decreased $688,000 related to the June 2003 reduction in force, operating supplies decreased $94,000 and professional fees decreased $26,000, and (b) development costs of our Cypreon™ product decreased $245,000 from 2003 due to the release of Cypreon™ in the fourth quarter of 2003.

Other Expenses

Other expenses were $512,000 and $382,000 for the three months ended June 30, 2004 and 2003, respectively.

For the three months ended June 30, 2004, interest expense increased $121,000, financing costs increased $11,000, and other expenses decreased $1,000 as compared to the same period in 2003. The increase in interest expense was a result of the increase in interest rate on the Harris debt and the interest on the Tri-Link debt in connection with the Tri-Link acquisition in May 2003. The increase in financing costs was primarily related to the extension of the exercise period of the Finova warrants, and the financing fees from an investment services firm offset by the services of Atlantic American in 2003 that were terminated by December 31, 2003.

Other expenses were $949,000 and $754,000 for the six months ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004, interest expense increased $235,000, financing costs decreased $46,000, and other expenses increased $6,000 as compared to the same period in 2003. The increase in interest expense was a result of the increase in interest rate on the Harris debt and the interest on the Tri-Link debt in connection with the Tri-Link acquisition in May 2003. The decrease in financing costs was primarily related to the services of Atlantic American in 2003 that were terminated by December 31, 2003, offset by the extension of the exercise period of the Finova warrants and the financing fees from an investment services firm.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by Operating Activities

Net cash flows provided by operating activities were $469,000 for the six months ended June 30, 2004. The $469,000 was comprised of the following items: (1) net loss of $369,000, (2) non-cash expenses of $1,392,000, (3) a net increase in operating assets, net of acquisition, of $3,248,000, and (4) a net increase in operating liabilities, net of acquisition, of $2,694,000. The net increase in operating assets was primarily a result of an increase in accounts receivable of $4,411,000. The majority of the increase in accounts receivable from December 31, 2003 to June 30, 2004 was a result of an increase in net sales for the three months and six months ended June 30, 2004 as compared to the three months and six months ended December 31, 2003. The net increase in operating liabilities was a result of an increase in accounts payable of $2,490,000 and an increase in accrued expenses and deferred revenue of $469,000, which were offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $320,000.

Net cash flows used in Investing Activities

Net cash flows used in investing activities were $317,000 for the six months ended June 30, 2004 as the Company acquired $57,000 of property and equipment to support its operations and made payments of $260,000 for inventories and customer contracts and relationships in connection with its acquisition of SMARTCALL Limited.

Net cash flows provided by Financing Activities

Net cash flows provided by financing activities were $88,000 for the six months ended June 30, 2004. The Company had net borrowings on its line of credit of $229,000 and net principal repayments of $94,000 related to its debt to Finova and finance companies. Additionally, the Company paid dividends on the Preferred Series B Convertible stock of $50,500. These uses of cash were partially offset by proceeds from the issuance of Common stock under the Company’s Employee Stock Purchase Plan of $3,500.

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

The Company has engaged an investment services firm as financial advisor to assist the Company in developing and exploring strategic opportunities, which may include raising capital, mergers, acquisitions, strategic partnerships or joint ventures, and various other services, all ultimately designed to maximize shareholder value. There can be no assurances that any strategic alternative will be consummated.

As described above, the Company is working to raise additional capital; however, there is no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our predecessor independent certified public accountants included an explanatory paragraph for a going concern matter in their report for the year ended December 31, 2003. The year ended December 31, 2003 and six months ended June 30, 2004 financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

As of June 30, 2004, the Company had cash and cash equivalents of $393,275 as compared to $146,277 as of December 31, 2003. Working capital deficiency as of June 30, 2004 and December 31, 2003 was $3,109,102 and $10,888,995, respectively. The working capital deficiency at December 31, 2003 was primarily a result of the classification of the long-term portion of the secured promissory note payable to Harris of approximately $7.7 million being classified as current portion of long- term debt due to our inability to make principal and interest payments.

Our principal obligations as of June 30, 2004, consisted primarily of the following items: (1) a Secured Note payable to Harris of $8.6 million, (2) a Senior Note in the amount of $220,000 payable to Finova that matures on June 30, 2004, (3) dividends on our Series B and Series C Preferred Stock, of which $1,323,000 will be due and payable within the next twelve months, (4) a bank line of credit payable to CIT of $1,625,000, and (5) a Note for $1,980,000 aggregate principal amount payable to Tri-Link.

On August 16, 2004, the Company entered into a Patent Transfer Agreement with Harris Corporation (“Harris”) under which the Company conveyed and transferred all of its rights, title and interest in certain patents initially acquired from Harris in exchange for consideration consisting of the following items: (i) a credit in the amount of $578,022 of accrued and unpaid interest as of June 1, 2004 owed to Harris under the terms of the Secured Promissory Note (“Secured Note”), (ii) a credit in the amount of $406,792 of unpaid and past due scheduled principal payments as of June 1, 2004 owed to Harris under the terms of the Secured Note, and (iii) a credit of $290,414 representing interest and regularly scheduled principal payments that will be due under the terms of the Secured Note for the period from July 1, 2004 through September 1, 2004. The interest rate will revert from the default rate of 12.5% to the original rate of 8.0%, effective June 1, 2004. Consequently, the Company has classified $8.2 million of the Secured Note in long-term debt as of June 30, 2004.

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

We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2003. Holders of shares of our Series B Preferred Stock were entitled to receive annual dividends of $16 per share, payable quarterly. The annual dividends increased to $18 per share on February 27, 2004 and will increase to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. As of June 30, 2004, we were in arrears four dividend payments on our Series C Preferred Stock and three payments on our Series B Preferred Stock.

We have a credit facility with CIT, as described in the notes to our consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ended December 31, 2003. At June 30, 2004 and December 31, 2003, the Company’s interest rate was 7.0%. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company’s borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of June 30, 2004 was $954,000. The CIT credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

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

On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company's obligation to Tri-Link. As a result of the conversion, the Company's quarterly principal installment was reduced to $180,000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In its Demand for Arbitration, Tri-Link seeks payment by Teltronics of the total sum of $426,098 USD and the immediate issuance to Tri-Link of 900,000 shares of Teltronics’ common voting stock.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2004, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $159,786 and $529,972, respectively, which amounts include interest thereon. We were also in arrears on debt payments on our Senior Secured Promissory Note with Finova, our Secured Promissory Note with Harris Corporation and the Note Payable to Tri-Link in the amounts of $219,530, $1,130,578 and $540,000, respectively. As more fully described in Note 2 of the notes to the condensed consolidated financial statements, the Company has been credited for all past due debt payments through September 1, 2004 owed to Harris Corporation. As a result, the Company is not in default as of August 16, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5.     OTHER INFORMATION – None

ITEM 6(a).      EXHIBITS

10	Patent Transfer Agreement dated August 16, 2004 by and between Harris Corporation and Teltronics, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).      REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K and one Form 8-K/A during the quarter ended June 30, 2004. Information regarding the item reported on is as follows:

Date	Item Reported On
May 17, 2004	Item 12 and 7: First Quarter 2004 Earnings Press Release.
June 4, 2004	Item 4 and 7: Change in Registrants Certifying Accounts
June 30, 2004	Item 4 and 7: Change in Registrants Certifying Accounts (Amended)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2004	TELTRONICS, INC. BY: /S/ EWEN R. CAMERON —————————————— Ewen R. Cameron President and Chief Executive Officer

Dated: August 16, 2004	BY: /S/ ANTHONY FOCARACCI —————————————— Anthony Focaracci Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10*	Patent Transfer Agreement dated August 16, 2004 by and between Harris Corporation and Teltronics, Inc.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________ (*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2004.