Form 10-Q
period 2004-09-30
TELTRONICS INC
filed 2004-11-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________________ to ________________________________

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

As of November 11, 2004, there were 7,861,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 35.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003	3-4
	Condensed Consolidated Statements of Operations (Unaudited) for the Three months and Nine months ended September 30, 2004 and 2003	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2004 and 2003	6-7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-22
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-30
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	31
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	32
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	32
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5.	OTHER INFORMATION	33
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	33
SIGNATURE		34
EXHIBIT INDEX		35

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2004 (Unaudited)	2003
Current assets:
Cash and cash equivalents	$ 909,345	$ 146,277
Accounts receivable, net of allowance for doubtful accounts
of $486,000 at September 30, 2004 and $266,000 at
December 31, 2003	8,010,776	3,560,936
Costs and estimated earnings in excess of billings on
uncompleted contracts	166,003	539,663
Inventories, net	4,430,883	5,491,472
Prepaid expenses and other current assets	632,319	433,955

Total current assets	14,149,326	10,172,303
Property and equipment, net	4,080,502	5,469,801
Goodwill	241,371	241,371
Other Intangible assets, net	508,300	192,835
Other assets	295,359	243,294

Total assets	$19,274,858	$16,319,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

	September 30,	December 31,
	2004 (Unaudited)	2003
Current liabilities:
Current portion of long-term debt, including
notes payable in default	$ 4,986,504	$ 11,225,868
Current portion of capital lease obligations	25,878	24,163
Accounts payable	7,116,397	5,609,512
Billings in excess of costs and estimated earnings
on uncompleted contracts	498,763	469,210
Accrued expenses and other current liabilities	2,132,533	2,274,693
Deferred revenue	1,625,151	1,457,852

Total current liabilities	16,385,226	21,061,298

Long-term liabilities:
Long-term debt, net of current portion	8,163,856	1,290,685
Capital lease obligations, net of current portion	69,626	92,010

Total long-term liabilities	8,233,482	1,382,695

Commitments and contingencies
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares
authorized, 7,861,539 and 7,729,736 issued and
outstanding at September 30, 2004 and December 31,
2003, respectively	7,862	7,730
Non-voting common stock, $.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value,
25,000 shares authorized, 12,625 shares issued and
outstanding	13	13
Preferred Series C Convertible stock, $.001 par value,
50,000 shares authorized, 40,000 shares issued and
outstanding	40	40
Additional paid-in capital	24,301,205	24,169,538
Accumulated other comprehensive loss	(31,303)	(42,485)
Accumulated deficit	(29,621,767)	(30,259,325)

Total shareholders' deficiency	(5,343,850)	(6,124,389)

Total liabilities and shareholders' deficiency	$ 19,274,858	$ 16,319,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales
Product sales and installation	$ 9,075,275	$ 10,880,879	$ 27,497,105	$ 30,716,380
Maintenance and service	2,551,219	2,365,087	7,580,833	7,079,331

	11,626,494	13,245,966	35,077,938	37,795,711
Cost of goods sold	6,856,787	7,840,528	20,729,966	22,753,286

Gross profit	4,769,707	5,405,438	14,347,972	15,042,425

Operating expenses:
General and administrative	1,353,035	1,378,214	4,056,034	4,430,636
Sales and marketing	1,848,678	1,929,715	5,976,517	6,618,947
Research and development	713,563	648,780	2,298,858	3,338,194
Depreciation and amortization	257,567	302,402	836,471	949,723

	4,172,843	4,259,111	13,167,880	15,337,500

Income (loss) from operations	596,864	1,146,327	1,180,092	(295,075)

Other income (expense):
Interest	(278,475)	(339,534)	(1,109,418)	(935,816)
Financing	(78,902)	(77,949)	(196,656)	(241,347)
Gain on sale of patents	1,232,975	---	1,232,975	---
Other	3,357	(8,689)	2,940	(2,888)

	878,955	(426,172)	(70,159)	(1,180,051)

Income (loss) before	1,475,819	720,155	1,109,933	(1,475,126)
income taxes
Provision (benefit) for
income taxes	1,698	(2,795)	5,094	5,005

Net income (loss)	1,474,121	722,950	1,104,839	(1,480,131)
Dividends on Preferred Series
B and C Convertible stock	156,813	150,500	467,281	451,500

Net income (loss) available to
common shareholders	$ 1,317,308	$ 572,450	$ 637,558	$(1,931,631)

Net income (loss) per share:
Basic	$ 0.17	$ 0.08	$ 0.08	$ (0.27)

Diluted	$ 0.13	$ 0.07	$ 0.08	$ (0.27)

Weighted average shares outstanding:
Basic	7,858,496	7,104,736	7,831,051	7,066,163

Diluted	11,120,520	10,984,003	8,917,101	7,066,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$1,104,839	$(1,480,131)
Adjustments to reconcile net income (loss) to net cash
flows provided by (used in) operating activities:
Gain on sale of patents	(1,232,975)	---
Provision for doubtful accounts	243,428	122,115
Provision for slow moving inventories	212,218	92,890
Depreciation and amortization	1,523,519	1,321,544
Amortization of other intangible assets	74,235	45,555
Fair value of Common stock issued for 401(k) plan	---	33,648
Amortization of deferred financing costs	73,650	20,250
Amortization of deferred compensation costs	---	150,000
Severance expense for employee stock option	3,479	---
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(4,720,871)	(2,369,722)
Costs and estimated earnings in excess of billings
on uncompleted contracts	373,660	244,636
Inventories	989,186	173,307
Prepaid expenses and other current assets	(198,364)	(46,674)
Other assets	(72,315)	(62,712)
Accounts payable	1,727,104	1,668,548
Billings in excess of costs and estimated earnings
on uncompleted contracts	29,553	(1,194,863)
Accrued expenses and other current liabilities	(145,315)	493,399
Deferred revenue	167,299	(307,834)

Net cash flows provided by (used in) operating activities	152,330	(1,096,044)

INVESTING ACTIVITIES:
Payments for inventories and customer contracts and relationships of
SMARTCALL	(317,476)	---
Acquisition of property and equipment	(134,220)	(677,314)

Net cash flows used in investing activities	(451,696)	(667,314)

FINANCING ACTIVITIES:
Net borrowings on line of credit	1,531,832	2,038,210
Net principal repayments on loans, notes and capital leases	(384,500)	(813,259)
Borrowing from related party	350,000	---
Repayment of loan from related party	(350,000)	---
Proceeds from issuance of Common stock	4,920	42,958
Dividends paid on Preferred Series B and C Convertible Stock	(101,000)	(150,500)

Net cash flows provided by financing activities	1,051,252	1,117,409

Effect of exchange rate changes on cash	11,182	3,443

Net increase (decrease) in cash and cash equivalents for the period	763,068	(642,506)
Cash and cash equivalents - Beginning of Period	146,277	791,020

Cash and cash equivalents - End of Period	$909,345	$148,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Nine Months Ended September 30,
	2004		2003
SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:
Capital lease obligation incurred	$	---	$132,826
Fair value of Common stock issued for compensation of $200,000 less amortization expense of $150,000 included in deferred compensation		---	50,000
Purchase of Vortex technology for debt		---	2,250,000
Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable		363,126	301,000
Unpaid dividends on Preferred Series B and C Convertible
stock included in accrued expenses		3,155	---
Fair value of Common stock issued for SMARTCALL
Limited acquisition		70,000	---
Fair value of consideration for SMARTCALL Limited
acquisition included in accounts payable		157,689	---
Fair value of accounts receivable exchanged as consideration
for inventories from SMARTCALL Limited acquisition		27,603	---
Financing fee included in amortization of deferred financing
costs, as a result of modifying terms of certain warrants		53,400	---
Fair value of consideration exchanged related to sale of
patents to Harris Corporation:
Unpaid interest on debt		741,034	---
Unpaid principal on debt		534,194	---

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

Effective May 30, 2003, the Company closed on its acquisition of the Vortex technology and related assets from Tri-Link Technologies Inc. ("Tri-Link"). Tri-Link designed a pure soft switch that utilizes Ethernet LAN to provide voice over internet protocol ("VoIP"). Our new product offering derived from this technology, Cypreon™, is the first IP-PCX solution to deliver advanced telephone, videoconferencing, and LAN capabilities in an easily-installed system. The Vortex technology and assets are being held in 36371 Yukon Inc.

Effective February 1, 2004, the Company through its UK subsidiary, Teltronics Limited, entered into a Business Sale and Purchase Agreement ("Business Agreement") with SMARTCALL Limited ("SMARTCALL").

The Company and its UK subsidiary also entered into a Restrictive Covenant and Consultancy Agreement ("Consultancy Agreement") with Beck & Cook Management Services with an effective date of February 1, 2004.

The Company through the execution of the Business Agreement and Consultancy Agreement, collectively referred to as the "Acquisition", acquired the 20-20® maintenance business and the related service inventories of SMARTCALL located in the UK.

This acquisition will enable the Company to change its operating model in the UK and Europe from a pure distributor sales model to a supported sales model selling through distribution and direct. The acquisition will also help the Company fund expansion of its operations in the UK and Europe through the existing maintenance revenues of the business acquired.

The final allocation of the $572,000 USD purchase price to the fair values of assets acquired and liabilities assumed is summarized below. The preliminary purchase price allocation has changed since March 31, 2004 based on completion of the Company's analysis. At March 31, 2004, $432,000 was preliminarily allocated to goodwill.

Inventories	$ 140,000
Customer contracts and relationships	432,000

$ 572,000

Consideration payable	$(502,000)
Fair value of Common stock issued	(70,000)

$(572,000)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - OPERATIONAL MATTERS

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred net losses of approximately $3.3 million, $4.6 million and $6.7 million for the years ended December 31, 2003, 2002, and 2001, respectively, and as discussed below, was in arrears on three significant debt obligations. As a result of the items noted above, which conditions existed as of December 31, 2003, the Report of Independent Certified Public Accountants for the year ended December 31, 2003 indicated that there was substantial doubt regarding the Company's ability to continue as a going concern.

Operations

Sales have decreased over 15% and 14% from 2001 to 2002 and 2002 to 2003, respectively. This has primarily been the result of a weak telecommunications market during the period. Due to the fixed nature of a majority of the Company's expenses, the Company implemented cost cutting measures which resulted in a reduction of operating expenses of $3.2 million from 2001 to 2002 and $2.7 million from 2002 to 2003. The cost cutting measures also contributed to increased gross profit margin percentages in 2002 and 2003. As a majority of the expense reductions in 2003 were made in June 2003, we have been realizing the benefits from these reductions during 2004.

We released two new product offerings late in the fourth quarter of 2003. Although not yet fully realized, we believe that these products should contribute additional sales to the Company and not result in significant additional costs. If sales don't meet the forecasted amounts, the Company will continue to evaluate various operational and financing alternatives.

Secured Promissory Note

On August 16, 2004, the Company entered into a Patent Transfer Agreement with Harris Corporation ("Harris") under which the Company conveyed and transferred all of its rights, title and interest in certain patents initially acquired from Harris in exchange for consideration consisting of the following items: (i) a credit in the amount of $578,022 of accrued and unpaid interest as of June 1, 2004 owed to Harris under the terms of the Secured Promissory Note ("Secured Note") as a result of the Company's acquisition of the Harris 20-20® Product Line in June 2000, (ii) a credit in the amount of $406,792 of unpaid and past due scheduled principal payments as of June 1, 2004 owed to Harris under the terms of the Secured Note, and (iii) a credit of $290,414 representing interest and regularly scheduled principal payments that were due under the terms of the Secured Note for the period from July 1, 2004 through September 1, 2004. The interest rate reverted from the default rate of 12.5% to the original rate of 8.0%, effective June 1, 2004. Consequently, the Company has re-classified $7.5 million of the Secured Note in long-term debt as of September 30, 2004.

In connection with the Patent Transfer Agreement, the Company recognized a gain of approximately $1.2 million during the three months ended September 30, 2004. The Company has a net operating loss carryforward of approximately $21 million that will be used to offset the $1.2 million gain.

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

The Company is also in arrears on six quarterly dividend payments due to Harris on the Preferred Series C Convertible stock at September 30, 2004 that totaled $600,000, excluding interest. The Company was in arrears on three quarterly dividend payments at December 31, 2003 that totaled $300,000, excluding interest. The per share amount of dividends in arrears at September 30, 2004 and December 31, 2003 was $15.00 and $7.50, respectively.

Senior Secured Promissory Note

For the period October 2003 through March 2004, the Company had been unable to make any payments on the Senior Secured Promissory Note ("Senior Note") with Finova. On April 30, 2004, the Company and Finova entered into a Forbearance Agreement ("Agreement") through June 30, 2004. In connection with the Agreement, the Company paid $50,000 to Finova on April 30, 2004. The payment represented $8,582 of accrued interest through April 27, 2004, a fee of $7,000, and principal of $34,418.

In September 2004, the Company paid the Senior Note with a payment of $221,000 to Finova of which $220,000 represented principal and $1,000 represented interest.

As of December 31, 2003, the entire outstanding balance on the Senior Note had been classified in the current portion of long-term debt.

The Company is also in arrears on three quarterly dividend payments due on the Preferred Series B Convertible stock at September 30, 2004 that totaled $164,126, excluding interest. The Company was in arrears on two quarterly dividend payments at December 31, 2003 that totaled $101,000, excluding interest. The per share amount of dividends in arrears at September 30, 2004 and December 31, 2003 was $13.00 and $8.00, respectively.

Note payable to Tri-Link

The Company was unable to make its scheduled quarterly installments in November 2003, February 2004, May 2004, August 2004, and November 2004 on the Note Payable ("Note") to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $540,000 of this Note is classified as long-term debt as of September 30, 2004. At

December 31, 2003, $1,080,000 of this Note was classified as long-term debt. The Company is currently in arbitration with Tri-Link regarding various claims against each other, including the non-payment of the November 2003, February 2004, May 2004, August 2004, and November 2004 scheduled quarterly installments on the Note (see Note 10).

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

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) - as reported	$ 1,474,121	$ 722,950	$ 1,104,839	$ (1,480,131)
Stock-based employee com-
pensation cost if the fair value
method had been applied	(46,514)	(55,219)	(148,627)	(166,527)

Net income (loss) - pro forma	$ 1,427,607	$ 667,731	$ 956,212	$ (1,646,658)

Net income (loss) per share:
Basic - as reported	$ 0.17	$ 0.08	$ 0.08	$ (0.27)
Basic - pro forma	$ 0.16	$ 0.07	$ 0.06	$ (0.30)
Diluted - as reported	$ 0.13	$ 0.07	$ 0.08	$ (0.27)
Diluted - pro forma	$ 0.13	$ 0.06	$ 0.06	$ (0.30)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$ 1,474,121	$ 722,950	$ 1,104,839	$ (1,480,131)
Foreign currency translation	4,959	(8,684)	11,182	3,443

Total comprehensive income (loss)	$ 1,479,080	$ 714,266	$ 1,116,021	$ (1,476,688)

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic
Net income (loss)	$1,474,121	$722,950	$1,104,839	$(1,480,131)
Preferred dividends	(156,813)	(150,500)	(467,281)	(451,500)

	$1,317,308	$572,450	$637,558	$(1,931,631)

Weighted average shares outstanding	7,858,496	7,104,736	7,831,051	7,066,163

Net income (loss) per share	$0.17	$0.08	$0.08	$(0.27)

Diluted
Net income (loss)	$1,474,121	$722,950	$1,104,839	$(1,480,131)
Preferred dividends	---	---	(467,281)	(451,500)
Interest on convertible note	10,847	34,787	32,541	---

	$1,484,968	$757,737	$670,099	$(1,931,631)

Weighted average shares outstanding	7,858,496	7,104,736	7,831,051	7,066,163
Effect of dilutive securities:
Employee stock options	336,050	578,293	336,050	---
Convertible preferred stock	2,175,974	2,175,974	---	---
Convertible note	750,000	1,125,000	750,000	---

Dilutive potential common shares	11,120,520	10,984,003	8,917,101	7,066,163

Net income (loss) per share	$0.13	$0.07	$0.08	$(0.27)

For the three months and nine months ended September 30, 2004, and the three months ended September 30, 2003, options to purchase 1,078,000 and 1,048,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because those options' exercise prices were greater than the average market price of the common shares, and therefore the effect would be anti-dilutive.

For the nine months ended September 30, 2003, options to purchase 1,626,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months and nine months ended September 30, 2004 and 2003, warrants to purchase 1,190,000 shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2004 (Unaudited)	December 31, 2003
Costs incurred on uncompleted contracts	$ 793,888	$ 1,444,604
Estimated earnings	449,961	730,916

	1,243,849	2,175,520
Less: Billings to date	1,576,609	2,105,067

	$ (332,760)	$ 70,453

Included in accompanying condensed consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of billings on
uncompleted contracts	$ 166,003	$ 539,663
Billings in excess of costs and estimated earnings on
uncompleted contracts	(498,763)	(469,210)

	$ (332,760)	$ 70,453

Costs and estimated earnings on uncompleted contracts includes unbilled revenue of approximately $192,000 and $254,000 as of September 30, 2004 and December 31, 2003, respectively.

NOTE 7 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2004 (Unaudited)	December 31, 2003
Raw materials	$2,225,610	$2,549,114
Work-in-process	881,670	1,411,324
Finished goods	1,323,603	1,531,034

	$4,430,883	$5,491,472

The valuation allowance for slow moving inventories was $527,000 and $1,222,000 as of September 30, 2004 and December 31, 2003, respectively.

NOTE 8 - OTHER INTANGIBLE ASSETS

The Company's other intangible assets are as follows:

September 30, 2004 (Unaudited)

	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer List	5 years	$ 202,332	$ 183,697	$ 18,635
Patent	14 years, 7 months	178,037	79,187	98,850
Customer contracts
and relationships	7 years	431,953	41,138	390,815

Total		$ 812,322	$ 304,022	$ 508,300

December 31, 2003

	Life	Gross Carrying Amount	Accumulated Amortization	Total
Customer List	5 years	$ 202,332	$ 160,875	$ 41,457
Patent	14 years, 7 months	239,899	88,521	151,378

Total		$ 442,231	$ 249,396	$ 192,835

As a result of the SMARTCALL acquisition, $432,000 of the purchase price was allocated to Customer contracts and relationships as of September 30, 2004.

As further described in Note 2, the Company sold certain patents with a net book value of approximately $42,000 in August 2004.

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to intangible assets was $25,510 and $15,185 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense related to intangible assets was $74,235 and $45,555 for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2009 and thereafter is: 2004 - $24,904; 2005 - $82,927; 2006 - $71,358; 2007 - $71,358; 2008 - $71,358; 2009 - $71,358; thereafter - $115,037.

NOTE 9 - DEBT

Debt consists of the following:

	September 30, 2004 (Unaudited)	December 31, 2003
Secured promissory note - payable to Harris in monthly installments of $96,805 with interest at 8.0% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$ 8,022,395	$ 8,599,624

Bank line of credit - On December 22, 1998, the Company's principal lender, CIT amended the Company's existing Line of Credit Facility and Term Loan whereby, the interest rate was 2.0% above prime rate, maximum credit was $5,500,000 and an early termination fee was assessed at 1.5%. On October 28, 2000, the Line of Credit Facility was extended to October 28, 2002.  A director of the Company had personally guaranteed a portion of the facility. On October 16, 2002, the Company entered into the Thirteenth Amendment to Loan and Security Agreement (the "Amendment") with CIT. This Amendment extended the term from October 28, 2002 to October 28, 2004 and modified the interest rate from prime plus 2.0% to prime plus 2.5%. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and year ended December 31, 2003. At September 30, 2004, the Company's interest rate was 7.75%. The maximum credit remained at $5,500,000 while the early termination fee was modified from 1.5% to 1.0% of the maximum credit. In connection with this Amendment, CIT has released a director of the Company from any and all obligations under any guaranty agreement or arrangement in favor of CIT. Effective October 28, 2004, the Company and CIT entered into a Termination Extension through November 30, 2004.

Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. The outstanding borrowings are classified as a current liability. At September 30, 2004, the Company had $232,000 available, pursuant to this facility. The availability of this unused line of credit is restricted based on availability formulas. See Note 2 for further descriptions.

	2,927,625	1,395,793
Senior Secured Promissory Note - On September 9, 2003, the Company entered into a Fifth Amended and Restated Senior Secured Promissory Note with a revised maturity date of February 1, 2004, interest at 14% and monthly principal and interest payments of $55,000, commencing September 1, 2003.	---	251,163
Note payable to Tri-Link in quarterly principal installments of $180,000 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006.	1,980,000	1,980,000
Notes payable to finance companies, payable in monthly installments of $8,000 with interest at approximately 5%. The notes mature through 2008 and are collateralized by vehicles.	220,340	289,973
Total	13,150,360	12,516,553
Less current portion	4,986,504	11,225,868
Long-term portion	$ 8,163,856	$ 1,290,685

The Company maintains a Secured Note to Harris Corporation ("Harris") related to the acquisition of the 20-20® Product Line, which was restructured on March 27, 2002, under a Master Restructuring Agreement. Under this restructuring, the principal and capitalized interest total was stated at $9,196,801. The Company made principal payments of $500,000 during the three month period ended March 31, 2002. Monthly payments of $96,805 in principal and interest commenced in May 2002 and continue until May 2006 at which time a balloon payment of the remaining unpaid balance of $7,196,801 and all accrued and unpaid interest will be due. The interest rate was 8%. In conjunction with the restructuring, Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20® Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock. The Secured Note is secured by a first lien on certain of the acquired assets and a lien on the Company's other assets.

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

In September 2004, the Company paid the Senior Note with a payment of $221,000 to Finova of which $220,000 represented principal and $1,000 represented interest.

The entire outstanding balance on the Senior Note had been classified in the current portion of long-term debt as December 31, 2003.

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

As described above, the Company and Finova entered into an Agreement on April 30, 2004. In accordance with the Agreement, the exercise period of the 890,000 warrants was extended from February 26, 2004 to February 21, 2005. As a result of extending the exercise period, the Company recorded a financing fee of approximately $53,000 in April 2004. This fee was expensed as a financing cost in our condensed consolidated statement of operations during the nine months ended September 30, 2004.

The covenants in the Secured Note restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

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

The Company was unable to make its scheduled quarterly installments in November 2003, February 2004, May 2004, August 2004 and November 2004 on the Note to Tri-Link (see Note 10). The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $540,000 of this Note is classified as long-term debt as of September 30, 2004. At December 31, 2003, $1,080,000 of this Note was classified as long-term debt.

During the three months ended September 30, 2004, an entity controlled by a Director of the Company provided a short-term loan of $350,000 and was subsequently repaid $350,000, plus a financing fee of $50,000.

NOTE 10 - CONTINGENCIES

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

The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale ("Agreement"). In the default notice, Tri-Link demands immediate payment of the past due principal and interest payments totaling $426,098 (November 2003 and February 2004 quarterly installments). The notice also stated that Tri-Link would immediately compel final and binding arbitration as allowed in the Agreement and would enforce all such other remedies, provisional and otherwise, as it may have with respect to such claims under the Agreement.

On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link's demand for arbitration. Teltronics was further notified on March 12, 2004 by the International Centre for Dispute Resolution of their receipt of Tri-Link's demand for arbitration. Limited discovery will occur over the next few months and an arbitration hearing is scheduled to commence on February 28, 2005 in Toronto.

In its Demand for Arbitration, Tri-Link seeks payment by Teltronics of the total sum of $426,098 and the immediate issuance to Tri-Link of 900,000 shares of Teltronics' common voting stock.

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

Effective June 1, 2004, the Company and Eagle-Midway Place, L.P. ("Lessor") entered into an Amendment to Industrial Real Estate Lease ("Amendment") for the Dallas facility. The Amendment was caused by a 35% reduction in office space leased by the Company and the corresponding lease payments. As a result of the Amendment, the Company recorded a reduction in the present value of the lease obligation of approximately $103,000. In addition, the Company incurred a charge of $49,000 for tenant improvements caused by the reduction in office space, however; the Company will receive a credit from the Lessor of $24,500 that will be applied to past due rent payments as of May 31, 2004. The Company is in default under the lease for non-payment of rent.

In connection with the Amendment, the Company recorded a benefit of approximately $79,000 during the nine months ended September 30, 2004. This benefit was reported as a reduction in general and administrative expense in our condensed consolidated statements of operations.

The changes in the Company's unaudited lease obligation for the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of the period	$ 430,000	$ 437,000
Accretion in present value of lease obligation during the period	17,000	29,500
Payments made during the period	(92,000)	(39,500)
Net reduction in obligation due to Amendment	(79,000)	---

Balance, end of the period	$ 276,000	$ 427,000

NOTE 12 - WARRANTY

The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company's product liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

Changes in the Company's unaudited product liability during the nine months ended September 30, 2004 and 2003 are as follows:

	2004	2003
Balance, beginning of the period	$ 302,000	$ 315,000
Warranties issued during the period	58,000	144,000
Payments made during the period	(102,000)	(133,000)
Changes in liability for pre-existing warranties
during the period	(44,000)	11,000

Balance, end of the period	$ 214,000	$ 337,000

NOTE 13 - SHAREHOLDERS' DEFICIENCY

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

The Preferred Series B Convertible stock provided for a $12 per share annual dividend, payable quarterly and increasing to $20 in May 2002. On April 22, 2002, the terms of the Preferred Series B Convertible stock were modified, whereby the annual dividend rate increased from $12 per share to $16 per share, payable quarterly, effective February 26, 2002. The annual dividend rate increased to $18 per share on February 27, 2004 and will increase to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock initially had the right at its option to convert to the Company's Common stock at $2.75 per share. The Company adjusted the conversion price on April 22, 2002 for the Preferred Series B Convertible stock from $2.75 to $1.75 per share in conjunction with the Third Amended and

Restated Senior Secured Promissory Note. Commencing in May 2002, the Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants. If we are in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

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

(B)           Common stock - In March 2003, the Company recorded the issuance of 1.0 million shares of Common stock with a fair value of $200,000 as additional compensation for 2003 services by its Board of Directors. The compensation was expensed as a general and administrative expense in our condensed consolidated statements of operations commencing January 1, 2003 through December 31, 2003.

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

On April 30, 2004, the Company and Finova entered into a Forbearance Agreement ("Agreement") through June 30, 2004. In accordance with the Agreement, the exercise period was extended from February 26, 2004 to February 21, 2005. As a result of extending the exercise period, the Company recorded a financing expense of approximately $53,000 during the nine months ended September 30, 2004.

In connection with our financial advisory and investment banking agreement entered into in September 2002 with Atlantic American Capital Advisors, LLC, the Company issued warrants to purchase 300,000 shares of its Common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

NOTE 14 - SEGMENT INFORMATION

The Company's operations are classified into three reportable segments, Teltronics, Mexico and Teltronics Limited. As described in Note 1, the Company acquired the assets of the 20-20® maintenance business of SMARTCALL Limited located in the UK. As a result, the Company has classified the operations of our subsidiary, Teltronics Limited, referred to as the UK segment, as a reportable segment commencing February 1, 2004.

The accounting policies of the segments are the same. Company management evaluates performance based on segment profit (loss), which is net income (loss) before taxes, excluding nonrecurring gains or losses.

The following table presents unaudited information about reportable segment operations and assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Teltronics	$11,141,000	$13,160,000	$33,305,000	$37,461,000
Mexico	70,000	86,000	506,000	335,000
UK	416,000	---	1,267,000	---

Total net sales	$11,627,000	$13,246,000	$35,078,000	$37,796,000

Depreciation and Amortization
Teltronics	$480,000	$400,000	$1,514,000	$1,313,000
Mexico	1,000	3,000	9,000	9,000
UK	1,000	---	1,000	---

Total depreciation and amortization	$482,000	$403,000	$1,524,000	$1,322,000

Interest and Financing Costs
Teltronics	$357,000	$417,000	$1,306,000	$1,177,000
Mexico	---	---	---	---
UK	---	---	---	---

Total interest and financing costs	$357,000	$417,000	$1,306,000	$1,177,000

Segment Profit (Loss)
Teltronics	$177,000	$764,000	$(457,000)	$(1,399,000)
Mexico	(18,000)	(44,000)	128,000	(76,000)
UK	84,000	---	206,000	---

Income (loss) before income taxes	$243,000	$720,000	$(123,000)	$(1,475,000)

Segment Assets
Teltronics	$18,077,000
Mexico	71,000
UK	1,127,000

Total segment assets	$19,275,000

Acquisition of Property and Equipment
Teltronics	$77,000	$88,000	$134,000	$667,000
Mexico	---	---	---	---
UK	---	---	---	---

Total acquisition of property	$77,000	$88,000	$134,000	$667,000
and equipment

NOTE 15 - SUBSEQUENT EVENT

On October 19, 2004, the Company entered into an Investment Agreement ("Investment Agreement") under which the Company would issue to International Media Network AG ("IMN") 24,000,000 unregistered, restricted shares of its voting Common Stock ("Shares") which, if consummated, would result in IMN owning more than 51% of the outstanding Common Stock of the Company after issuance. The proposed purchase price of the Shares is $45,000,000 U.S. which would be payable by IMN's delivery at the Closing of $15,000,000 U.S. cash and two (2) Promissory Notes, each in the amount of $15,000,000 U.S. (respectively referred to as the "First Promissory Note" and the "Second Promissory Note").

The First Promissory Note would be payable one (1) year after the Closing Date. The Second Promissory Note would be payable two (2) years after the Closing Date, provided the Company maintains a budget for the 2005 calendar year as contemplated by the Investment Agreement. The obligations of IMN under the First Promissory Note, Second Promissory Note and the Investment Agreement would be secured by a pledge of the Shares not fully paid for by IMN.

The Investment Agreement contains covenants requiring IMN to execute documents at Closing that among other things will maintain a board of the Company consisting of seven (7) members, two (2) of which would be designated by IMN.

The Closing under the Investment Agreement is conditioned upon the Company's Senior Vice President of Business Development, Norman R. Dobiesz, exchanging his 100,000 shares of the Company's Series A Preferred Stock for 33.4 percent of IMN's Common Stock pursuant to a Share Exchange Agreement with IMN. Among other things, the Share Exchange Agreement is conditioned on the Company amending its Certificate of Designation, Preferences and Rights relating to the Series A Preferred Stock so that the Series A Preferred Stock will have additional rights and preferences including conversion rights on a one-to-one basis into shares of Common Stock at a price of $2.00 U.S. per share and payments of $150 U.S. per share in the event of liquidation, dissolution of winding up of the Company.

The Share Exchange Agreement contemplates that at the Closing, IMN will enter into a voting agreement with Mr. Dobiesz granting Mr. Dobiesz the right to vote the Series A Preferred Stock for a minimum of five (5) years and terminating after complete and final performance by IMN of all of its obligations under the Investment Agreement.

The Closing of the proposed transactions provided in the Investment Agreement and the Share Exchange Agreement are scheduled to occur on or before February 28, 2005, and are subject to several conditions that may not occur. The Company, therefore, cannot assure that the Closing will ever occur, or that if it occurs, the Closing will be on the terms and conditions contained in the Investment Agreement and the Share Exchange Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

References in this report to the "Company," "Teltronics," "we," or "us" mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, and other factors described in the Company's filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

  Revenue Arrangements with Multiple Deliverables. Certain of the Company's arrangements include multiple deliverables, which consist of product, installation, and training. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company's control.

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

Warranty and Service. The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company's product liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse. The product liability may change in the future based on changes in the factors noted above.

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

RESULTS OF OPERATIONS

The following unaudited tables set forth certain data, expressed as a percentage of net sales, from the Company's unaudited condensed consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.0%	59.2%	59.1%	60.2%

Gross profit	41.0%	40.8%	40.9%	39.8%

Operating expenses:
General and administrative	11.6%	10.4%	11.6%	11.7%
Sales and marketing	15.9%	14.6%	17.0%	17.5%
Research and development	6.2%	4.9%	6.5%	8.8%
Depreciation and amortization	2.2%	2.3%	2.4%	2.5%

	35.9%	32.2%	37.5%	40.5%

Income (loss) from operations	5.1%	8.6%	3.4%	(0.7%)

Other income (expense):
Interest	(2.4%)	(2.6%)	(3.2%)	(2.5%)
Financing	(0.7%)	(0.6%)	(0.6%)	(0.6%)
Gain on sale of patents	10.6%	---	3.5%	---
Other	0.1%	(0.1%)	---	---

	7.6%	(3.3%)	(0.3%)	(3.1%)

Income (loss) before income taxes	12.7%	5.3%	3.1%	(3.8%)
Provision for income taxes	---	---	---	---

Net income (loss)	12.7%	5.3%	3.1%	(3.8%)

Net Sales and Gross Profit Margin

Net sales decreased $1.6 million or 12.2% for the three months ended September 30, 2004 as compared to the same period in 2003. Net sales decreased $2.7 million or 7.2% for the nine months ended September 30, 2004 as compared to the same period in 2003. The decreases in net sales were primarily attributable to a slow down in net sales to our larger customers.

Gross profit margin for the three months ended September 30, 2004 and 2003 was 41.0% and 40.8%, respectively. Gross profit margin for the nine months ended September 30, 2004 and 2003 was 40.9% and 39.8%, respectively.

Excluding affects of the provision for slow moving inventories, the gross profit margin for the three months and nine months ended September 30, 2004 would have been 41.8% and 41.5%, respectively. Gross profit margin, excluding affects of the provision for slow moving inventories for the year ended December 31, 2003 would have been 41.3%. The gross profit margin is impacted by changes in product mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4.2 million and $4.3 million for the three months ended September 30, 2004 and 2003, respectively.

General and administrative expenses decreased $25,000 for the three months ended September 30, 2004 as compared to the same period in 2003. The net decrease for the three months ended September 30, 2004 was primarily a result of the following items: (a) a $78,000 decrease in wages and benefits related to the departure of personnel in 2004, (b) a $51,000 decrease in public entity expense, and (c) a $20,000 decrease in 401(k) expense. These decreases were partially offset by a $34,000 increase in professional fees and a $91,000 increase in the provision for doubtful accounts.

Sales and marketing expenses decreased $81,000 for the three months ended September 30, 2004 as compared to the same period in 2003. The net decrease for the three months ended September 30, 2004 was primarily a result of the following items: (a) a $39,000 decrease in wages and benefits related to the departure of personnel in 2004, (b) a $126,000 decrease in commissions, (c) a $39,000 decrease in rent, (d) a $9,000 decrease in travel, meals, and entertainment, (e) a $19,000 decrease in telephone and cell phone charges, and (f) a $21,000 decrease in professional fees. These decreases were partially offset by an increase in UK expenses of $171,000, as a result of the SMARTCALL acquisition effective February 1, 2004.

Research and development expenses increased $65,000 for the three months ended September 30, 2004 as compared to the same period in 2003. The net increase for the three months ended September 30, 2004 was primarily a result of a $221,000 increase in operating supplies at our research facilities, which was partially offset by a $156,000 decrease in wages and benefits related to the departure of personnel in 2004.

Operating expenses were $13.2 million and $15.3 million for the nine months ended September 30, 2004 and 2003, respectively.

General and administrative expenses decreased $375,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. The net decrease for the nine months ended September 30, 2004 was primarily a result of the following items: (a) a $169,000 decrease in public entity expense, (b) an $80,000 decrease in rental expense related to the net reduction in the Dallas lease obligation due to the lease amendment in 2004, (c) a $293,000 decrease in wages, benefits and severance related to the June 2003 reduction in force and departure of personnel in 2004, and (d) a $53,000 decrease in 401(k) expense. These decreases were partially offset by a $150,000 increase in professional fees and a $98,000 increase in the provision for doubtful accounts.

Sales and marketing expenses decreased $642,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. The net decrease for the nine months ended September 30, 2004 was primarily a result of the following items: (a) a $416,000 decrease in wages, benefits and severance related to the June 2003 reduction in force and departure of personnel in 2004, (b) a $265,000 decrease in commissions, (c) a $146,000 decrease in travel, meals, and entertainment, (d) a $47,000 decrease in advertising and trade shows, (e) a $46,000 decrease in telephone and cell phone charges, and (f) a $77,000 decrease in professional fees. These decreases were partially offset by an increase in UK expenses of $410,000, as a result of the SMARTCALL acquisition effective February 1, 2004.

Research and development expenses decreased $1.0 million for the nine months ended September 30, 2004 as compared to the same period in 2003. The net decrease for the nine months ended September 30, 2004 was primarily a result of the following items: (a) a $775,000 decrease in wages, benefits and severance related to the June 2003 reduction in force and departure of personnel in 2004, (b) a $121,000 decrease in operating supplies, and (c) a $40,000 decrease in professional fees.

Other Income (Expense)

For the three months ended September 30, 2004, interest expense decreased $61,000, financing costs increased $1,000, and other expenses decreased $12,000 as compared to the same period in 2003. The decrease in interest expense was primarily a result of the decrease in our outstanding debt. The gain on sale of patents of $1.2 million was a result of the Patent Transfer Agreement the Company entered into with Harris Corporation in August 2004. This transaction is further described in Note 2 of the September 30, 2004 Notes to Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2004, interest expense increased $174,000, financing costs decreased $45,000, and other expenses decreased $6,000 as compared to the same period in 2003. The increase in interest expense was primarily a result of the increase in interest rate on the Harris debt for the period January 1, 2004 to June 1, 2004. The decrease in financing costs was primarily related to the services of Atlantic American in 2003 that were terminated by December 31, 2003, offset by the extension of the exercise period of the Finova warrants and the financing fees from an investment services firm and related party. The gain on sale of patents of $1.2 million was a result of the Patent Transfer Agreement the Company entered into with Harris Corporation in August 2004. This transaction is further described in Note 2 of the September 30, 2004 Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by Operating Activities

Net cash flows provided by operating activities were $152,000 for the nine months ended September 30, 2004. The $152,000 was comprised of the following items: (1) net income of $1,105,000, (2) non-cash expenses(gain) of $897,000, (3) a net increase in operating assets, net of acquisition, of $3,629,000, and (4) a net increase in operating liabilities, net of acquisition, of $1,779,000. The net increase in operating assets was primarily a result of an increase in accounts receivable of $4,721,000. The net increase in operating liabilities was a result of an increase in accounts payable of $1,727,000, an increase in deferred revenue of $167,000, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $30,000, which were partially offset by a decrease in accrued expenses of $145,000.

Net cash flows used in Investing Activities

Net cash flows used in investing activities were $452,000 for the nine months ended September 30, 2004 as the Company acquired $134,000 of property and equipment to support its operations and made payments of $318,000 for inventories and customer contracts and relationships in connection with its acquisition of SMARTCALL Limited.

Net cash flows provided by Financing Activities

Net cash flows provided by financing activities were $1,051,000 for the nine months ended September 30, 2004. The Company had net borrowings on its line of credit of $1,532,000 and net principal repayments of $385,000 related to its debt to Finova and finance companies. Additionally, the Company paid dividends on the Preferred Series B Convertible stock of $101,000. These uses of cash were partially offset by proceeds from the issuance of Common stock under the Company's Employee Stock Purchase Plan of $5,000. During the nine months ended September 30, 2004, an entity controlled by a Director of the Company provided a short-term loan of $350,000 and was subsequently repaid $350,000, plus a financing fee of $50,000, from cash flows generated from operating activities.

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

On October 19, 2004, the Company entered into an Investment Agreement ("Investment Agreement") under which the Company would issue to International Media Network AG ("IMN") 24,000,000 unregistered, restricted shares of its voting Common Stock ("Shares") which, if consummated, would result in IMN owning more than 51% of the outstanding Common Stock of the Company after issuance. The proposed purchase price of the Shares is $45,000,000 U.S. which would be payable by IMN's delivery at the Closing of $15,000,000 U.S. cash and two (2) Promissory Notes, each in the amount of $15,000,000 U.S. (respectively referred to as the "First Promissory Note" and the "Second Promissory Note").

The First Promissory Note would be payable one (1) year after the Closing Date. The Second Promissory Note would be payable two (2) years after the Closing Date, provided the Company maintains a budget for the 2005 calendar year as contemplated by the Investment Agreement. The obligations of IMN under the First Promissory Note, Second Promissory Note and the Investment Agreement would be secured by a pledge of the Shares not fully paid for by IMN.

The Investment Agreement contains covenants requiring IMN to execute documents at Closing that among other things will maintain a board of the Company consisting of seven (7) members, two (2) of which would be designated by IMN.

The Closing under the Investment Agreement is conditioned upon the Company's Senior Vice President of Business Development, Norman R. Dobiesz, exchanging his 100,000 shares of the Company's Series A Preferred Stock for 33.4 percent of IMN's Common Stock pursuant to a Share Exchange Agreement with IMN. Among other things, the Share Exchange Agreement is conditioned on the Company amending its Certificate of Designation, Preferences and Rights relating to the Series A Preferred Stock so that the Series A Preferred Stock will have additional rights and preferences including conversion rights on a one-to-one basis into shares of Common Stock at a price of $2.00 U.S. per share and payments of $150 U.S. per share in the event of liquidation, dissolution of winding up of the Company.

The Share Exchange Agreement contemplates that at the Closing, IMN will enter into a voting agreement with Mr. Dobiesz granting Mr. Dobiesz the right to vote the Series A Preferred Stock for a minimum of five (5) years and terminating after complete and final performance by IMN of all of its obligations under the Investment Agreement.

The Closing of the proposed transactions provided in the Investment Agreement and the Share Exchange Agreement are scheduled to occur on or before February 28, 2005, and are subject to several conditions that may not occur. The proceeds from the closing of the proposed transactions are expected to be used to retire a portion of the Company's debt and for working capital. The Company, therefore, cannot assure that the Closing will ever occur, or that if it occurs, the Closing will be on the terms and conditions contained in the Investment Agreement and the Share Exchange Agreement.

As described above, the Company is working to raise additional capital; however, there is no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our predecessor independent certified public accountants included an explanatory paragraph for a going concern matter in their report for the year ended December 31, 2003. The year ended December 31, 2003 and nine months ended September 30, 2004 financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

As of September 30, 2004, the Company had cash and cash equivalents of $909,345 as compared to $146,277 as of December 31, 2003. Working capital deficiency as of September 30, 2004 and December 31, 2003 was $2,235,900 and $10,888,995, respectively. The working capital deficiency at December 31, 2003 was primarily a result of the long-term portion of the secured promissory note payable to Harris of approximately $7.7 million being classified as current portion of long- term debt due to our inability to make principal and interest payments.

Our principal obligations as of September 30, 2004, consisted primarily of the following items: (1) a Secured Note payable to Harris of $8.0 million, (2) dividends on our Series B and Series C Preferred Stock, of which $1,450,000 will be due and payable within the next twelve months, (4) a bank line of credit payable to CIT of $2,928,000, and (5) a Note for $1,980,000 aggregate principal amount payable to Tri-Link.

On August 16, 2004, the Company entered into a Patent Transfer Agreement with Harris Corporation ("Harris") under which the Company conveyed and transferred all of its rights, title and interest in certain patents initially acquired from Harris in exchange for consideration consisting of the following items: (i) a credit in the amount of $578,022 of accrued and unpaid interest as of June 1, 2004 owed to Harris under the terms of the Secured Promissory Note ("Secured Note"), (ii) a credit in the amount of $406,792 of unpaid and past due scheduled principal payments as of June 1, 2004 owed to Harris under the terms of the Secured Note, and (iii) a credit of $290,414 representing interest and regularly scheduled principal payments that were due under the terms of the Secured Note for the period from July 1, 2004 through September 1, 2004. The interest rate reverted from the default rate of 12.5% to the original rate of 8.0%, effective June 1, 2004. Consequently, the Company has re-classified $7.5 million of the Secured Note in long-term debt as of September 30, 2004. In connection with the Patent Transfer Agreement, the Company recognized a gain of approximately $1.2 million during the three months ended September 30, 2004.

On September 9, 2003, the Company and Finova entered into a Fifth Amended and Restated Senior Secured Promissory Note ("Senior Note"). Under the terms of the Senior Note, monthly principal and interest payments of $55,000 were required commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%. On April 30, 2004, the Company and Finova entered into a Forbearance Agreement ("Agreement") through June 30, 004. In connection with the Agreement, the Company paid $50,000 to Finova on April 30, 2004. The payment represented $8,582 of accrued interest through April 27, 2004, a fee of $7,000, and principal of $34,418.

In September 2004, the Company paid the Senior Note with a payment of $221,000 to Finova of which $220,000 represented principal and $1,000 represented interest.

We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2003. Holders of shares of our Series B Preferred Stock were entitled to receive annual dividends of $16 per share, payable quarterly. The annual dividends increased to $18 per share on February 27, 2004 and will increase to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. As of September 30, 2004, we were in arrears six dividend payments on our Series C Preferred Stock and three payments on our Series B Preferred Stock.

We have a credit facility with CIT, as described in the notes to our consolidated financial statements. The credit facility has a maximum credit limit of $5.5 million with an interest rate of 2.5% above prime. The applicable margin (2.5%) may vary from 2.0% to 3.0% depending on the Company's financial results for the year ended December 31, 2002 and the year ended December 31, 2003. At September 30, 2004 and December 31, 2003, the Company's interest rate was 7.75% and 7.00%, respectively. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company's borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of September 30, 2004 was $232,000. The CIT credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries. Effective October 28, 2004, the Company and CIT entered into a Termination Extension through November 30, 2004. The Company is continuing negotiations with CIT regarding a possible further extension of our credit facility. There is no assurance that the Company will be able to renegotiate the CIT credit facility. We are also evaluating comparable line of credit arrangements with other lenders; however, we do not have any commitments for such funding at this time. If the Company does not have sufficient liquidity to satisfy the CIT credit facility, the Company could seek protection under the United States Bankruptcy laws.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale ("Agreement"). In the default notice, Tri-Link demands immediate payment of the past due principal and interest payments totaling $426,098 (November 2003 and February 2004 quarterly installments). The notice also stated that Tri-Link would immediately compel final and binding arbitration as allowed in the Agreement and would enforce all such other remedies, provisional and otherwise, as it may have with respect to such claims under the Agreement.

On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link's demand for arbitration. Teltronics was further notified on March 12, 2004 by the International Centre for Dispute Resolution of their receipt of Tri-Link's demand for arbitration. Limited discovery will occur over the next few months. The arbitration hearing is scheduled to commence on February 28, 2005 in Toronto.

In its Demand for Arbitration, Tri-Link seeks payment by Teltronics of the total sum of $426,098 and the immediate issuance to Tri-Link of 900,000 shares of Teltronics' common voting stock.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2004, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $164,810 and $645,000, respectively, which amounts include interest thereon. We were also in arrears on debt payments on our Note Payable to Tri-Link in the amount of $720,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders, held on August 27, 2004, the following proposals were voted upon by the stockholders as indicated below:

           1.     To elect the full Board of Directors.

	Number of Shares
	For	Withheld
Ewen R. Cameron	46,629,735	135,014
Norman R. Dobiesz	46,629,735	135,014
Carl S. Levine	46,657,592	107,157
Gregory G. Barr	46,657,605	107,144
Richard L. Stevens	46,656,121	108,628

           2.     To ratify the selection of Kirkland, Russ, Murphy & Tapp, P.A. as independent auditors for the Company.

For	Against	Abstain
46,728,912	18,905	16,932

           3.     To ratify the 2005 Incentive Stock Option Plan.

For	Against	Abstain
43,689,689	137,016	23,623

ITEM 5.  OTHER INFORMATION- None

ITEM 6(a).   EXHIBITS

10.1	Investment Agreement between Teltronics, Inc. and International Media Network AG dated October 19, 2004.
10.2	Share Exchange Agreement between International Media Network AG and Norman R. Dobiesz dated October 19, 2004.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).   REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the quarter ended September 30, 2004. Information regarding the item reported on is as follows:

Date Filed	Item Reported On
August 17, 2004	Item 12 and 7: Second Quarter 2004 Earnings Press Release.
July 15, 2004	Item 4 and 7: Engagement of Registrants Certifying Accounts.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	TELTRONICS, INC. BY: /S/ EWEN R. CAMERON —————————————— Ewen R. Cameron President and Chief Executive Officer

Dated: November 12, 2004	BY: /S/ ANTHONY FOCARACCI —————————————— Anthony Focaracci Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Investment Agreement between Teltronics, Inc. and International Media Network AG dated October 19, 2004.
10.2*	Share Exchange Agreement between International Media Network AG and Norman R. Dobiesz dated October 19, 2004.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________ (*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2004.