Form 10-K
period 2004-12-31
TELTRONICS INC
filed 2005-03-31
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________________________________ to ___________________________________________________

Commission File Number:                      0-17893

TELTRONICS, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	59-2937938 (IRS Employer Identification Number)

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

The aggregate market value on the OTC Bulletin Board of the Registrant's common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics' most recently completed second fiscal quarter (June 30, 2004), was approximately $1,149,839. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 28, 2005, 7,874,539 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 63-65.

PART 1

ITEM 1.     BUSINESS

          References in this report to the "Company," "Teltronics," "we," "our," or "us" mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires. A number of statements contained in this Annual Report on Form 10-K are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described in the Company's filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

          Teltronics, Inc., a Delaware corporation, designs, installs, develops, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

          Management utilizes criteria provided in Statement of Financial Accounting Standards No. 131 to define its operating segments. This standard defines an operating segment as a component of an enterprise (1) which engages in business activities from which it earns sales and incurs expenses, (2) whose operating results are regularly reviewed by the enterprises chief operating decision maker and (3) for which discrete financial information is available.

          The Company's operations are classified into three reportable segments, Teltronics, Inc., Teltronics Limited ("UK"), and Mexico. Operating segment data for 2004, 2003 and 2002 are summarized in Note 16 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

Our Financial Condition

          Due to our lower net sales over the past three years and the seasonality of our business, we have incurred a quarterly net loss in eight out of twelve quarters since the first quarter of 2002. The Company has taken certain measures during the past three years to reduce its future operating costs. These measures included reductions in force, pay deferrals for certain management and other expense reduction actions. The Company can give no assurance as to whether its net sales will return to previous levels or when, if ever, it will return to profitability.

          The Company has not made its scheduled quarterly installments on the Note Payable ("Note") to Tri-Link Technologies Inc. ("Tri-Link") since November 2003. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore $360,000 of this Note is classified as long-term debt as of December 31, 2004. The Company and Tri-Link have asserted claims against each other which have been submitted to arbitration. See Item 3 - Legal Proceedings.

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

          As described above, the Company is working to raise additional capital; however, there can be no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our independent registered certified public accounting firms have included an explanatory paragraph for a going concern matter in their reports for the years ended December 31, 2004 and 2003. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. See Reports of Independent Registered Certified Public Accounting Firms.

Our Strategy

          The decline in the telecommunications and electronics industries over the past few years has resulted in a change in our overall business strategy. Our principal strategy is to provide quality voice and data products and other telecommunication services to the marketplace and to deliver these products and services in the most cost effective manner.

          We continue to manufacture our own products as we believe this enables us to be more responsive to our customers, as well as providing an additional source of revenue through our ability to provide electronic manufacturing services. We have invested in facilities that will allow us to expand our manufacturing for our existing product lines and accommodate an increase in our electronic manufacturing services business.

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

          Products.   The ISM product line consists of two major components...Remote Agents and a Management Information System ("MIS"). Together these products create an integrated approach to monitoring the health of a diverse population of customer systems. Central to the ISM product strategy is vendor independence, since few customers have a homogenous population of systems to manage. Combining the ISM products with professional services, we offer a total solution for managing voice and data systems that are critical to the success of enterprises in the 21st century.

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

          For more than a decade, the Site Event Buffer-II® ("SEB-II") has been the workhorse Remote Agent in the ISM stable. During that time more than 100,000 units have been installed worldwide. The SEB-II was designed primarily for monitoring voice communications systems that were not network-enabled. This product will be phased out of the product line at the end of the year. The Site Event Buffer Enterprise Agent® ("SEBea®"), introduced in the fourth quarter of 2002, is the third generation of Remote Agent in the ISM product line. The SEBea is designed around a significantly more powerful computing engine and is network enabled to allow management of voice, data, and converged systems. The SEBea supports all features of previous generations of SEB products while offering services such as a Simple Network Protocol ("SNMP") Proxy Agent, SNMP Segment Manager and greatly expanded environmental monitoring through a range of internal sensors. In addition, the SEBea can monitor up to eight directly attached elements (serial) and a wide range of network elements (Ethernet/IP/SNMP). Recently introduced, NET-PATH® and NET-PATHm™, are fifth generation ISM agents. NET-PATH is housed in a streamlined, robust, IU metal chassis similar to a routers and other data communications equipment. NET-PATHm is specifically designed for entry level applications and is priced aggressively to capture new business. Both agents deliver all the same features as the SEBea.

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

Digital Switching Systems

           20-20™ Switching Systems.   The 20-20 family of switching products was acquired on June 30, 2000, from Harris. The 20-20 is a digital switching system that has been deployed in mission critical applications throughout the world. The 20-20 may be expanded up to 9,600 ports for very large applications and is generally cost effective down to about 300 ports. This switching product may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications. A variant of the 20-20 is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year. Known for its robust computer-telephony interface, the 20-20 has been used by systems integrators throughout the world for large custom applications as well as "local dial tone" in small central office applications.

          The 20-20 has been certified and homologated in over 60 countries worldwide. International signaling and transmission protocols have been developed, including international flavors of ISDN and SS7, to permit its use virtually anywhere in the world. Teltronics will continue to focus on developing practical, cost-effective solutions and applications for the 20-20 customers.

Voice Over Internet Protocol ("VoIP")

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

          The system can sit behind an existing legacy PBX to provide VoIP functionality, or connect directly to the PSTN and IP networks. It supports standard analog and digital trunk connections to the PSTN plus WAN gateway connections to corporate WANs and even the internet for VoIP call transmission. The system supports portal-to-portal VoIP and cost-saving "jump off" capability that enables users to transmit voice calls over the IP network to achieve long distance cost savings then "jump off" and complete the final miles over the PSTN. Simplicity of installation, programming, and administration/use are some of Cypreon's most appealing benefits. Intuitive, easy to use graphical administration tools take the complexity out of system installation and administration, and Cypreon's Fingertip Toolset™ enables employees to manage their own workstation settings and launch powerful integrated application suites at the touch of a button.

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

Customer Contact Management Systems

           OmniWorks® (formerly known as ContactWorks™).    This product was also a part of the 20-20 acquisition of June 30, 2000. OmniWorks is a Windows client-server based, sophisticated multi-media customer contact and management system for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls. The product also has the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through "chat" sessions. The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in "queues" to be serviced by employees, and may even route the calls based on the "skills" of the call handlers ("skills-based routing"). The database of the current product is Microsoft SQL® and may be fully redundant on separate servers. Originally designed to work with the 20-20 as its "switching fabric", the Company's goal is to migrate OmniWorks towards switch-independence, and ultimately it should be able to be deployed behind virtually any switch type in the industry including the Teltronics Cypreon IP product.

          OmniWorks may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents. OmniWorks is available to any of the Company's distribution partners with support from its professional services group; however, the target market is larger users with sophisticated IT requirements and infrastructures.

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

          In the business sector, the Telident Enterprise Systems product line provides life saving information about 911 calls made by users of PBXs and other telephone systems. Few people realize that emergency response personnel may find it impossible to locate a 911 caller in a multi-building business or on a college campus. This life-threatening problem is the result of a public E911 system that never contemplated modern telecommunications technology such as PBX's and wireless extensions. The Telident Enterprise Systems products are designed to ensure that emergency personnel receive the information needed to quickly and accurately locate a 911 caller. Our Station Translation System™, and Database Maintenance software are installed in over 1,000 businesses of all sizes.

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

Trademarks, Patents and Copyrights

          We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights covering substantially all our material technologies. We currently hold a world-wide, non-exclusive, fully paid-up license to make, use and sell the inventions under approximately 30 U.S patents and numerous international patents and patent applications relating to the 20-20 digital switching product line. We consider the patents relating to our digital switching products to be the most important to our business. The patents relating to the 20-20 digital switching systems expire on various dates between 2005 and 2019. We also currently own 5 U.S. patents relating to emergency 9-1-1 call station identification features and a personal translator device for assisting communications. We have approximately 30 registered trademarks in the United States, of which we consider the 20-20 and the SEBea to be our most valuable. We license some technology from third parties that we use in providing manufacturing services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

          The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality and non-compete agreements presently executed by key employees.

Component Procurement

          The Company assembles all of its products at its manufacturing facility in Sarasota, Florida. All components used in the assembly of the Company's products are purchased from distributors and manufacturers.

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

Backlog

          The Company's backlog at December 31, 2004 was approximately $14.6 million, as compared to $13.0 million at December 31, 2003. The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements. Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

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

	Years Ended December 31,
	2004	2003	2002
New York City Department of Education	14%	17%	23%
IBM	12%	14%	17%
Nielsen Media Research	10%	13%	--

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

Research and Product Development

          The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 2004, 2003 and 2002 were $3,114,000, $4,191,000 and $4,563,000, respectively.

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

Employees

          As of December 31, 2004, the Company employed 245 personnel.

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

ITEM 2.       PROPERTIES

          We lease our corporate headquarters and manufacturing facility in Sarasota, Florida. The leased facility consists of approximately 72,000 square feet, approximately 36,000 square feet of which are used for laboratories and offices.

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

          The Company was formally notified by Tri-Link on March 9, 2004 that Teltronics, Inc. was in default of its obligations under the Tri-Link Agreement of Purchase and Sale (the "Agreement"). On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link's demand for arbitration. In its Demand for Arbitration, Tri-Link seeks payment by Teltronics in the total sum of $426,098 USD and the immediate issuance to Tri-Link of 1,350,000 shares of Teltronics' common voting stock. On February 4, 2005, the Company issued a $750,000 letter of credit to Tri-Link whereby the arbitration was postponed until September 2005.

          In its Answering Statement and Counterclaims, Teltronics seeks a declaration that issuance of 1,350,000 shares of its common voting stock would satisfy the requirements of the contract for payment where the appropriate cash payments have not been made. In addition, as and for its counterclaims, Teltronics seeks findings that Tri-Link is in breach of the purchase agreement and its obligation of good faith and fair dealing inherent in that contract; that Tri-Link breached its express and implied warranties and fitness for a particular purpose; that Tri-Link engaged in fraudulent concealment and inducement; and that Tri-Link is guilty of negligent misrepresentation. Teltronics seeks an amount, as stated in its Answering Statement, in excess of $1 million.

          In November 2004, FGC Holdings Ltd. ("FGC") commenced litigation against Teltronics in the Delaware Chancery Court seeking to compel Teltronics to recognize: (i) the sale and transfer of its Series B Preferred Stock from Finova Mezzanine Capital, Inc. to FGC and register such shares in the name of FGC and (ii) as a member of the Board of Directors of Teltronics, an individual designated by FGC. The action was defended and counter claims asserted. Prior to trial, Teltronics agreed to recognize the transfer of the Series B Preferred Stock to FGC but refused to recognize and opposed the designation of the representative of FGC to its Board of Directors. The trial was conducted in February 2005 including a claim for attorney's fees by FGC. A decision is pending.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

          Our common stock currently trades on the OTC Bulletin Board under the symbol "TELT." The following table sets forth, for the fiscal quarters indicated the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	COMMON STOCK
	2004		2003
	High	Low	High	Low
PERIOD
1st Quarter	$ 0.95	$ 0.38	$ 0.27	$ 0.06
2nd Quarter	0.70	0.20	0.80	0.20
3rd Quarter	0.29	0.14	0.80	0.27
4th Quarter	0.62	0.15	0.55	0.25

          On March 28, 2005, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.40 per share. As of March 1, 2005, there were approximately 2,884 shareholders of record of the Company's common stock.

          The Company historically has not paid cash dividends on its common stock. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. Additionally, certain covenants in our financing agreements restrict the payment of cash dividends.

          In connection with the Senior Secured Promissory Note (see Note 10), the Company had an outstanding warrant which expired in February 2005 to purchase 890,000 shares of common stock at $1.00 per share.

          The Company has 12,625 shares of Preferred Series B Convertible stock outstanding at December 31, 2004 and 2003. The Preferred Series B Convertible stock provided for a $16 per share annual dividend, payable quarterly and increasing to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,427 common shares. The Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain financial covenants.

          The Company has 40,000 shares of Preferred Series C Convertible stock outstanding at December 31, 2004 and 2003. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

          Under the terms of a note payable to Tri-Link issued in connection with a May 2003 asset purchase, Tri-Link, may have the right, at its sole option, to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company's voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock).

          On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company's obligation to Tri-Link. As a result of the conversion, the Company's quarterly principal installment was reduced to $180,000.

          In connection with a financial advisory and investment banking agreement entered into in September 2002, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

          The above described issuances and modifications of warrants and preferred stock terms were consummated in privately negotiated transactions in reliance on exemptions pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

	2004	2003		2002	2001	2000 (1)(2)
Statement of Operations Data:
Net sales	$ 46,044,501	$ 46,884,516		$ 54,387,056	$ 64,091,276	$ 43,204,303
Gross profit	18,271,998	18,287,238		19,643,603	21,235,655	19,451,813
Total operating expenses	17,320,444	19,883,682		22,597,533	25,801,872	18,782,010

Income (loss) from operations	951,554	(1,596,444)		(2,953,930)	(4,566,217)	669,803

Other income (expense):
Interest	(1,420,317)	(1,403,833)		(1,258,056)	(1,612,331)	(1,295,604)
Financing	(220,351)	(271,166)		(343,424)	(403,226)	(328,252)
Litigation costs (4)	---	---		(63,075)	(15,150)	(368,530
Gain on sale of patents	1,232,975	---		---	---	---
Other	1,473	(24,808)		24,780	(17,677)	(116,260)

Total other income (expense)	(406,220)	(1,699,807)		(1,639,775)	(2,048,384)	(2,108,646)

Net income (loss)	$ 538,542	$(3,302,924)		$(4,609,316)	$(6,650,864)	$(1,485,181)

Net income (loss) available to	$ (85,552)	$(3,904,924)		$(5,111,494)	$(6,802,364)	$(1,636,681)
common shareholders

Net income (loss) per share:
Basic	$ (0.01)	$ (0.54)		$ (0.93)	$ (1.38)	$ (0.36

Diluted	$ (0.01)	$ (0.54)		$ (0.93)	$ (1.38)	$ (0.36

Shares used to compute amount:
Basic and Diluted	7,838,715	7,297,512		5,482,845	4,932,909	4,484,495
Balance Sheet Data:
Working capital (deficiency)	$(2,922,206)	$(10,888,995)		$ 1,187,075	$ 4,736,775	$ 4,540,001
Total assets	16,423,774	16,319,604		18,148,711	26,292,848	29,531,467
Current portion of long-term
debt and capital lease
obligations	4,830,876	11,250,031	(3)	2,193,401	4,630,142	6,212,894
Long-term debt and capital
lease obligations, less
current portion	7,884,606	1,382,695		8,641,785	9,035,711	7,311,426
Total shareholders' equity
(deficiency)	$(6,043,551)	$(6,124,389)		$(2,608,646)	$(1,963,530)	$ 4,403,131

     (1)    Reflects the acquisition of assets of Telident, Inc. on May 18, 2000.
     (2)    Reflects the acquisition of the 20-20 product line from Harris on June 30, 2000.
     (3)    Reflects notes payable in default as of December 31, 2003.
     (4)    For 2004 and 2003 Litigation Costs are included in total operating expenses.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

          This management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report on Form 10-K.

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

General Overview

          The Company focuses on three major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to service companies to enable them to be pro-active in maintaining their systems. Typical service companies are companies such as Verizon, NextiraOne (formerly Williams Communications), Sprint, MCI and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new service company customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II's or an SEBea, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in research and development to develop, not only next generation versions of the centralized Windows® NT based software (IRISnGEN), but also the SEB hardware including the SEB Enterprise Agent®.

          The second telecommunications market is in the Digital Switching Systems arena which involves providing telephone switches to Small and Medium Business Markets ("SMB") as well as advanced Automatic Call Distribution. The Company's premier product in this market is the 20-20™ switching system.

          The 20-20 switching system offers a price competitive solution from 300 ports to just under 10,000. The 20-20 products are being sold both directly and through distributors, particularly outside the USA.

          The 20-20 switching system is technically approved by, and has been installed in, over 60 countries.  Teltronics continues to support the international channels and the distributors of the 20-20 switching system sell to and provide installation and support for their customers.

          Teltronics also has some significant direct customers, in particular the New York City Department of Education, the City of New York Department of Corrections and the Federal Bureau of Prisons. These installations are supported by our organization in Whitestone, New York.

          The Company also offers a Contact Center product, OmniWorks. The product continues to be enhanced and the product now provides, web chat, e-mail, and multimedia to the Contact Center.

          The third telecommunications market is VoIP. Teltronics entered this market in the fourth quarter of 2003 with the introduction of Cypreon. Cypreon combines the power of voice, data and video into a single, robust and feature rich solution. The market focus of this product is the SMB. Cypreon allows these businesses to embrace cost and time saving advances previously reserved for only the largest of corporations.

          The system supports all the telephony features expected from a business communication PCX platform designed to address the requirements of small to medium enterprises, plus a variety of applications to enhance, streamline, and personalize business communications. Feature support includes most standard telephony functions, such as multi-party conference at the desktop, rules based call forwarding, message indication, hot desking, night service, attendant console support, and call park/page/pickup. A few of Cypreon's initial applications include unified messaging, voicemail, speech enabled automated attendant, contact center and contact management applications.

          Cypreon's ability to provide fully featured telephony functions, complimented and enhanced by intelligent call control applications, make it an attractive overall solution for improving, streamlining, and personalizing both internal and external business communications. One of the key features of the system is the simplified administration. Its browser based administrative interface makes programming and maintaining the system very user friendly.

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

          The Company also provides products and services for the 911 market. The product provides the Public Safety Answering Point ("PSAP") with the identification number of the caller, when they are calling from a multistory or distributed campus. There are many States that are now making it mandatory for real estate developers to provide this solution with new installations.

          Additionally, the Company has been successful in manufacturing its own products. To supplement its own business, the Company also sells electronic manufacturing services to companies that require high quality, but have low volume manufacturing demand. This enables the Company to maximize its production facility and more effectively absorb overhead costs.

          The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not as strong as results during the other quarters.

Critical Accounting Policies and Estimates

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

          Our most critical accounting policies revolve around the manner in which the Company recognizes revenues and are summarized as follows:

Revenue recognition.

          Manufacturing.   Revenues from sales of product, including our electronic manufacturing services business are recognized when title and risk of loss passes, which is generally when the product is shipped. Based on the Company's history of providing manufacturing services, we believe that collectibility is reasonably assured.

          Turnkey Contracts.   Certain of the Company's customers purchase equipment on a turnkey basis under which the Company agrees to provide the equipment, install the equipment and train the customers personnel. On those contracts in which the customer accepts ownership of the individual deliverables, a general right of return exists on the deliverable and it is both probable and substantially within the Company's control to deliver the remaining elements, revenues will be recognized as the customer accepts the deliverables.

          For those customers that only accept multiple deliverable projects at the conclusion of the project, revenue is recognized under either the completed contract method or the percentage-of-completion method depending on the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements. If the percentage-of-completion method is used, revenues and related costs are recognized as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract. Provision is made for any anticipated contract loses in the period that the loss becomes evident.

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

Impairments.

          If the carrying value of an asset, including associated intangibles and goodwill, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The Company performed an impairment test as of December 31, 2004 and determined that no impairments existed.

Inventory obsolescence.

          Inventories are stated at the lower of cost or market. In the electronics and telecommunications industry technology changes rapidly and, accordingly, a considerable amount of judgment is used when evaluating inventories for the level of obsolescence.

Results of Operations

          The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Gross profit	39.7	39.0	36.1
Total operating expenses	37.6	42.4	41.5

Income (loss) from operations	2.1	(3.4)	(5.4)

Other income (expense):
Interest	(3.1)	(2.9)	(2.3)
Financing	(0.5)	(0.6)	(0.6)
Gain on sale of patents	2.7	---	---
Litigation costs	---	---	(0.1)
Other	---	(0.1)	---

Total other income (expense)	(0.9)	(3.6)	(3.0)

Income (loss) before income taxes	1.2	(7.0)	(8.4)
Provision for income taxes	---	---	---

Net income (loss)	1.2%	(7.0%)	(8.4%)

          The following is a discussion of results of operations for each of the three years ended December 31, 2004, 2003 and 2002. The discussion should be read in conjunction with our Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales and Gross Profit Margin

          Net sales decreased $840,000 or 1.8% for the year ended December 31, 2004 as compared to the same period in 2003. Net sales decreased $7.5 million or 13.8% for the year ended December 31, 2003 as compared to the same period in 2002.

           The decrease in net sales for the year ended December 31, 2004 was primarily the results of; (1) the lingering slow down of the domestic telecommunications market which resulted in Teltronics net sales decreasing by $2.6 million, and (2) an increase of $1.8 million in net sales from our newly acquired UK Subsidiary. The decrease in net sales for the year ended December 31, 2003 was primarily attributable to a slowdown in the telecommunications market as evidenced by a decrease in net sales to our four largest customers of approximately $4.6 million or 16.6%.

          Gross profit margin, excluding affects of the provision for slow moving inventories, for the years ended December 31, 2004, 2003 and 2002 was 41.3%, 41.3% and 40.3%, respectively.

Operating Expenses

          Operating expenses were $17.3 million, $19.9 million and $22.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. In June 2003, the Company reduced its work force by approximately 15% to reduce its costs. The related severance costs of approximately $175,000 for the eliminated positions were recorded in June 2003.

2004

          General and administrative expenses decreased $625,000 for the year ended December 31, 2004 as compared to the same period in 2003. The net decrease for the year ended December 31, 2004 was primarily a result of the following items: (a) a $287,000 decrease in wages and benefits related to the 2003 reduction in force and departure of personnel in 2004, (b) a $200,000 decrease in the provision for doubtful accounts, (c) a $219,000 decrease in public company related expenses, (d) an $84,000 decrease in rent, and (e) a $51,000 decrease in 401(k) expense. These decreases were partially offset by a $191,000 increase in professional fees.

          Sales and marketing expenses decreased $684,000 for the year ended December 31, 2004 as compared to the same period in 2003. The net decrease for the year ended December 31, 2004 was primarily a result of the following items: (a) a $482,000 decrease in wages and benefits related to the 2003 reduction in force and departure of personnel in 2004, (b) a $335,000 decrease in commissions, (c) a $199,000 decrease in telephone, travel, meals and entertainment, (d) a $79,000 decrease in professional fees, (e) a $77,000 decrease in advertising and marketing, and (f) a $64,000 decrease in rent. These decreases were partially offset by a $546,000 increase in UK expenses that consisted primarily of wages, benefits and professional fees. The increase in UK expenses was a result of the SMARTCALL acquisition effective February 1, 2004.

          Research and development expenses decreased $1,077,000 for the year ended December 31, 2004 as compared to the same period in 2003. The net decrease for the year ended December 31, 2004 was primarily a result of the following items: (a) a $631,000 decrease in wages and benefits related to the 2003 reduction in force and departure of personnel in 2004, (b) a $361,000 decrease in operating supplies at our research facilities, and (c) a $23,000 decrease in professional fees.

2003

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

Other Income (Expense)

          For the year ended December 31, 2004, interest expense increased $16,000, financing costs decreased $51,000, and other expenses decreased $26,000 as compared to the same period in 2003. The decrease in financing costs was primarily related to the termination of certain professional services as of December 31, 2003, which was partially offset by the costs associated with the extension of the exercise period of certain warrants and the financing fees from an investment services firm and related party. The gain on sale of patents of $1.2 million was related to the sale of 20-20™ patents previously acquired from Harris Corporation in 2000 that were sold back to Harris in August 2004 in exchange for past due principal and interest on the Company's debt owed to Harris.

          For the year ended December 31, 2003, interest expense increased $146,000, other expense increased $50,000, financing expense decreased $72,000 and litigation costs decreased $63,000 as compared to the same period in 2002. Interest expense increased as a result of the Tri-Link debt and an increase in the interest rate on the Harris debt, which were partially offset by principal payments on the debt. Other expense increased primarily as a result of changes in foreign exchange rates. The decrease in financing expense was primarily a result of the financing expense for the re-pricing of certain warrants in 2002, which was partially offset by additional professional services in 2003.

Liquidity and Capital Resources

Net cash flows provided by operating activities

          Net cash provided by operating activities was approximately $1.6 million for the year ended December 31, 2004. The $1.6 million was comprised of the following items: (1) net income of $539,000, (2) net non-cash expenses (income) of $1.7 million, (3) an increase in operating assets of $827,000 and (4) an increase in operating liabilities of $119,000. The net increase in operating assets was primarily a result of an increase in accounts receivable of $2.0 million, which was partially offset by a decrease in inventories of $1.0 million. The net increase in operating liabilities was primarily a result of an increase in accounts payable of $455,000, which was partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $250,000. The net non-cash expenses (income) in 2004 of $1.7 million were comprised primarily of the following items: (1) depreciation and amortization of $2.0 million, (2) gain on sale of patents of $1.2 million and (3) provision for slow moving inventories of $745,000.

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

Net cash flows used in investing activities

          Net cash flows used in investing activities were approximately $642,000 for the year ended December 31, 2004 as the Company acquired $256,000 of property and equipment to support its operations and made payments of $386,000 for inventories and customer contracts and relationships in connection with its acquisition of SMARTCALL Limited.

          Net cash flows used in investing activities were approximately $841,000 as the Company acquired property and equipment to support its operations for the year ended December 31, 2003 and includes $250,000 related to the Tri-Link acquisition.

          Net cash flows used in investing activities were approximately $918,000 for the year ended December 31, 2002. The Company purchased property and equipment of $943,000, which was partially offset by $25,000 in proceeds from the sale of property and equipment.

Net cash flows provided by (used in) financing activities

          Net cash flows provided by financing activities for the year ended December 31, 2004 were approximately $470,000. The Company had net borrowings on its line of credit of $1.2 million and net principal repayments of $541,000. Additionally, the Company paid dividends on the Preferred Series B Convertible stock of $152,000. These uses of cash were partially offset by proceeds from the issuance of Common stock under the Company's Employee Stock Purchase Plan of $5,000 and a short-term loan of $350,000 from an entity controlled by a Director of the Company. The short-term loan was subsequently repaid plus a financing fee of $50,000, from cash flows generated from operating activities.

          Net cash flows used in financing activities for the year ended December 31, 2003 were approximately $661,000. The Company had net borrowings on its line of credit of $382,000 and net principal repayments of $885,000. Additionally, we paid dividends on the Preferred Series B and C Convertible stock of $201,000. These net uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $43,000.

          Net cash flows used in financing activities for the year ended December 31, 2002 were approximately $3.2 million. The Company had net repayments on its line of credit of $2.1 million and net principal payments of $686,000. Additionally we paid dividends on the Preferred Series B and C Convertible stock of $443,000. These uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $114,000.

Liquidity

          Our liquidity needs arise from our debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from our line of credit and cash flows from operations. We had incurred a net loss of $3.3 million and $4.6 million in 2003 and 2002, respectively. These losses have weakened our financial position and ability to make certain required debt service and dividend payments. Future liquidity and cash requirements will depend on a wide range of factors including the level of business in existing operations and credit lines extended by trade suppliers.

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

          As described above, the Company is working to raise additional capital; however, there is no assurance that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our independent registered certified public accounting firms have included an explanatory paragraph for a going concern matter in their reports for the years ended December 31, 2004 and 2003. The year ended December 31, 2004 and 2003 financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

          As of December 31, 2004, the Company had cash and cash equivalents of $1,580,066 as compared to $146,277 as of December 31, 2003. Working capital deficiency as of December 31, 2004 and December 31, 2003 was $2,922,206 and $10,888,995, respectively. The working capital deficiency at December 31, 2003 was primarily a result of the classification of the long-term portion of the secured promissory note payable to Harris of approximately $7.9 million as current portion of long-term debt due to our inability to make any principal and interest payments.

          Our principal obligations as of December 31, 2004, consisted primarily of the following items: (1) a Secured Note payable to Harris of $7.9 million, (2) dividends on our Series B and Series C Preferred Stock, of which $1,578,000 will be due and payable within the next twelve months, (3) a bank line of credit of $2.6 million, and (4) a Note for $1,980,000 aggregate principal amount payable to Tri-Link.

          On August 16, 2004, the Company entered into a Patent Transfer Agreement with Harris Corporation ("Harris") under which the Company conveyed and transferred all of its rights, title and interest in certain patents initially acquired from Harris in exchange for consideration consisting of the following items: (i) a credit in the amount of $578,022 of accrued and unpaid interest as of June 1, 2004 owed to Harris under the terms of the Secured Promissory Note ("Secured Note"), (ii) a credit in the amount of $406,792 of unpaid and past due scheduled principal payments as of June 1, 2004 owed to Harris under the terms of the Secured Note, and (iii) a credit of $290,414 representing interest and regularly scheduled principal payments that were due under the terms of the Secured Note for the period from July 1, 2004 through September 1, 2004. The interest rate reverted from the default rate of 12.5% to the original rate of 8.0%, effective June 1, 2004. Consequently, the Company has re-classified $7.3 million of the Secured Note in long-term debt as of December 31, 2004. In connection with the Patent Transfer Agreement, the Company recognized a gain of approximately $1.2 million.

          On September 9, 2003, the Company and the holder of the Senior Secured Promissory Note ("Senior Note") restated the note to provide for monthly principal and interest payments of $55,000 commencing September 1, 2003 until February 1, 2004 (maturity date). The interest rate remained at 14%. On April 30, 2004, the Company and the note holder entered into a Forbearance Agreement ("Agreement") through June 30, 2004. In consideration for the Agreement, the Company made a payment of $50,000 to the note holder, of which $34,418 was a principal reduction. In September 2004, the note was paid off.

          We have 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2004. Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $16 per share, payable quarterly and increasing to $18 per share on February 27, 2004, and to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. As of December 31, 2004, we were in arrears seven dividend payments on our Series C Preferred Stock and three payments on our Series B Preferred Stock.

          We have a line of credit facility that has a maximum credit limit of $5.5 million with an interest rate of 3.0% above prime. At December 31, 2004, the Company's interest rate was 8.25%. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company's borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of December 31, 2004, was $132,000. The line of credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

          On June 4, 2003, we completed the acquisition of Vortex technology and related assets from Tri-Link of Burnaby, British Columbia, pursuant to an amended Agreement of Purchase and Sale (the "Agreement") of Vortex Technology for $2.5 million. We also agreed to pay to Tri-Link, royalties on the net sales derived by us from certain components of the Vortex technology. We paid $250,000 of the purchase price, in cash, at the closing. We paid the remainder of the purchase price, excluding royalties, by delivering our secured promissory note for $2,250,000 aggregate principal amount. Our secured promissory note in favor of Tri-Link is payable in twelve equal quarterly principal payments of $187,500 plus interest at 6.5%, beginning on August 1, 2003. Our note to Tri-Link is secured by a lien on the Vortex technology and related technology assets. The Company has not made the scheduled quarterly installments on the note to Tri-Link since November 2003. According to the terms of the Agreement, if we fail to make any quarterly payment on this promissory note by the end of the tenth day after such payment is due, then on the fortieth day after such payment was due, we must issue to Tri-Link that number of shares of our common stock equal to 22,500 times the number of days by which the applicable payment default exceeds ten days. In addition, failure to make payments on this note when due may result in Tri-Link seeking to obtain a judgment and attempt to seize our assets securing this note in satisfying such past-due payments. Tri-Link may have the right at its sole option to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company's voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock). See "Item 3. Legal Proceedings."

          On October 24, 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company's obligation to Tri-Link. As a result of the conversion, the Company's quarterly principal installment was reduced to $180,000.

          Our contractual obligations consist of operating leases for facilities, debt financing (including notes payable in default) and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2004 for the fiscal years ending December:

	2005	2006	2007	2008	2009	2010 and thereafter
Operating leases	$1,300,000	$ 462,000	$ 211,000	$ 130,000	---	---
Debt financing	4,831,000	7,809,000	67,000	8,000	---	---
Preferred Series B and C
Convertible stock dividends	1,578,000	653,000	953,000	1,053,000	$1,053,000	*

Total contractual cash Obligations	$7,709,000	$8,924,000	$1,231,000	$1,191,000	$1,053,000	---

          *   Dividends payable on our Series C Preferred stock will continue at the rate of $800,000 per year as long as such shares are outstanding. Dividends on Series B Preferred stock will continue at the rate of $253,000 per year as long as such shares are outstanding.

          Teltronics does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company had no holdings of derivative financial or commodity instruments at December 31, 2004. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is recorded in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of the quarters does not agree with the earnings per share schedule due to rounding and shares issued during the year.

Quarterly Results of Operations (Unaudited)

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$11,307,130	$12,144,314	$11,626,494	$10,966,563
Cost of goods sold	6,238,225	7,634,954	6,856,787	7,042,537
Net income (loss)	(66,650)	(302,632)	1,474,121	(566,297)
Net income (loss) per share:
Basic	$(0.03)	$(0.06)	$0.17	$(0.09)
Diluted	$(0.03)	$(0.06)	$0.13	$(0.09)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$11,580,506	$12,969,239	$13,245,966	$9,088,805
Cost of goods sold	6,873,586	8,039,172	7,840,528	5,843,992
Net income (loss)	(794,463)	(1,408,618)	722,950	(1,822,793)
Net income (loss) per share:
Basic	$(0.16)	$(0.24)	$0.08	$(0.26)
Diluted	$(0.16)	$(0.24)	$0.07	$(0.26)

ITEM 8.     FINANCIAL STATEMENTS

          Certain information required by this item is included in Item 7A of Part II of this report under the heading "Quarterly Results of Operations (Unaudited)" and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statement:
Report of Independent Registered Certified Public Accounting Firm	25
Report of Independent Registered Certified Public Accounting Firm	26
Consolidated Balance Sheets - December 31, 2004 and 2003	27
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	28
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2004, 2003 and 2002	29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	30-31
Notes to Consolidated Financial Statements	32
Financial Statement Schedule:
Item 15(a)2:
Schedule II - Valuation and Qualifying Accounts All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.	61

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders
Teltronics, Inc.:

We have audited the accompanying consolidated balance sheet of Teltronics, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness, of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Teltronics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of a loan agreement with a lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
March 4, 2005

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders
Teltronics, Inc.

We have audited the accompanying consolidated balance sheet of Teltronics, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Teltronics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Tampa, Florida
March 15, 2004

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
Current assets:	2004	2003
Cash and cash equivalents	$1,580,066	$146,277
Accounts receivable, net	5,499,092	3,560,936
Costs and estimated earnings in excess of billings on
uncompleted contracts	342,357	539,663
Inventories, net	3,858,167	5,491,472
Prepaid expenses and other current assets	380,831	433,955

Total current assets	11,660,513	10,172,303
Property and equipment, net	3,729,376	5,469,801
Goodwill	241,371	241,371
Other Intangible assets, net	483,396	192,835
Other assets	309,118	243,294

Total assets	$16,423,774	$16,319,604

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,830,876	$11,250,031
Accounts payable	5,882,688	5,609,512
Billings in excess of costs and estimated earnings
on uncompleted contracts	218,921	469,210
Accrued payroll	1,605,179	1,325,061
Other current liabilities	657,467	949,632
Deferred revenue	1,387,588	1,457,852

Total current liabilities	14,582,719	21,061,298

Long-term liabilities:
Long-term debt and capital lease obligations, net of
current portion	7,884,606	1,382,695

Commitments and contingencies
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized,
7,861,539 and 7,729,736 issued and outstanding at
December 31, 2004 and 2003, respectively	7,862	7,730
Non-voting common stock, $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--	--
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Preferred Series B Convertible stock, $.001 par value, 25,000
shares authorized, 12,625 shares issued and outstanding	13	13
Preferred Series C Convertible stock, $.001 par value, 50,000
shares authorized, 40,000 shares issued and outstanding	40	40
Additional paid-in capital	24,301,205	24,169,538
Accumulated other comprehensive loss	(7,894)	(42,485)
Accumulated deficit	(30,344,877)	(30,259,325)

Total shareholders' deficiency	(6,043,551)	(6,124,389)

Total liabilities and shareholders' deficiency	$16,423,774	$16,319,604

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Net sales
Product sales and installation	$35,042,952	$37,269,249	$46,209,415
Maintenance and service	11,001,549	9,615,267	8,177,641

	46,044,501	46,884,516	54,387,056
Cost of goods sold	27,772,503	28,597,278	34,743,453

Gross profit	18,271,998	18,287,238	19,643,603

Operating expenses:
General and administrative	5,325,877	5,950,959	5,893,108
Sales and marketing	7,799,236	8,483,370	10,748,955
Research and development	3,114,231	4,191,145	4,563,149
Depreciation and amortization	1,081,100	1,258,208	1,392,321

	17,320,444	19,883,682	22,597,533

Income (loss) from operations	951,554	(1,596,444)	(2,953,930)

Other income (expense):
Interest	(1,420,317)	(1,403,833)	(1,258,056)
Financing	(220,351)	(271,166)	(343,424)
Gain on sale of patents	1,232,975	--	--
Litigation costs	--	--	(63,075)
Other	1,473	(24,808)	24,780

	(406,220)	(1,699,807)	(1,639,775)

Income (loss) before income taxes	545,334	(3,296,251)	(4,593,705)
Provision for income taxes	6,792	6,673	15,611

Net income (loss)	538,542	(3,302,924)	(4,609,316)

Dividends on Preferred Series
B and C Convertible stock	624,094	602,000	502,178

Net loss available to common shareholders	$(85,552)	$(3,904,924)	$(5,111,494)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.54)	$(0.93)

Weighted average shares outstanding:
Basic and Diluted	7,838,715	7,297,512	5,482,845

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
BALANCE, DECEMBER 31, 2001	5,105,844	$ 5,106	112,625	$ 113	19,277,099	$ (2,941)	(21,242,907)	$(1,963,530)
Comprehensive loss:
Net loss	--	--	--	--	--	--	(4,609,316)	(4,609,316)
Foreign currency	--	--	--	--	--	(69,619)	--	(69,619)

Comprehensive loss	(4,678,935)
Shares issued for 401(k) match	576,667	576	--	--	240,271	--	--	240,847
Shares issued under Employee Stock Purchase Plan	247,730	248	--	--	113,702	--	--	113,950
Modification of exercise price and exercise period of
Warrants	--	--	--	--	160,200	--	--	160,200
Warrant issued as compensation for financial advisor	--	--	--	--	21,000	--	--	21,000
Conversion of other long-term liability and certain
accrued
expenses to Preferred Series C Convertible stock	--	--	40,000	40	3,999,960	--	--	4,000,000
Dividends on Preferred Series B and C Convertible stock	--	--	--	--	--	--	(502,178)	(502,178)

BALANCE, DECEMBER 31, 2002	5,930,241	$ 5,930	152,625	$ 153	23,812,232	$(72,560)	(26,354,401)	$(2,608,646)
Comprehensive loss:
Net loss	--	--	--	--	--	--	(3,302,924)	(3,302,924)
Foreign currency	--	--	--	--	--	30,075	--	30,075

Comprehensive loss	(3,272,849)
Shares issued for 401(k) match	62,311	63	--	--	33,585	--	--	33,648
Shares issued under Employee Stock Purchase Plan	362,184	362	--	--	42,596	--	--	42,958
Shares issued for Board of Directors compensation	1,000,000	1,000	--	--	199,000	--	--	200,000
Shares issued for Tri-Link conversion of debt	375,000	375	--	--	82,125	--	--	82,500
Dividends on Preferred Series B and C Convertible stock	--	--	--	--	--	--	(602,000)	(602,000)

BALANCE, DECEMBER 31, 2003	7,729,736	$7,730	152,625	$153	$24,169,538	$(42,485)	$(30,259,325)	$(6,124,389)
Comprehensive income:
Net income	--	--	--	--	--	--	538,542	538,542
Foreign currency	--	--	--	--	--	34,591	--	34,591

Comprehensive income	573,133
Shares issued under Employee Stock Purchase Plan	11,803	12	--	--	3,508	--	--	3,520
Shares issued for SMARTCALL Limited acquisition	100,000	100	--	--	69,900	--	--	70,000
Shares issued for exercise of stock options	20,000	20	--	--	1,380	--	--	1,400
Modification of exercise period of warrants and options	--	--	--	--	56,879	--	--	56,879
Dividends on Preferred Series B and C Convertible stock	--	--	--	--	--	--	(624,094)	(624,094)

BALANCE, DECEMBER 31, 2004	7,861,539	$7,862	152,625	$153	$24,301,205	$(7,894)	$(30,344,877)	$(6,043,551)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$538,542	$(3,302,924)	$(4,609,316)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of patents	(1,232,975)	--	--
Provision for doubtful accounts	49,261	248,923	226,462
Provision for slow moving inventories	744,552	1,059,615	2,290,080
Depreciation and amortization	1,996,365	1,829,825	2,023,334
Amortization of other intangible assets	99,139	60,740	82,239
Amortization of deferred financing costs	80,400	27,000	222,650
Severance expense for employee stock option	3,479	--	--
Fair value of Common stock issued for 401(k) match	--	33,648	240,847
Gain on disposal of property and equipment	--	--	(18,593)
Amortization of compensation costs	--	200,000	--
Lease obligation expense	--	--	437,173
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(2,015,020)	1,346,018	4,639,392
Costs and estimated earnings in excess of billings on
uncompleted contracts	197,306	200,987	(102,531)
Inventories	1,030,023	(363,891)	698,291
Prepaid expenses and other current assets	53,124	(6,051)	(113,541)
Other assets	(92,824)	4,559	23,266
Accounts payable	454,746	851,527	(1,824,449)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(250,289)	(878,475)	1,221,902
Accrued payroll and other current liabilities	(15,202)	(204,607)	(544,859)
Deferred revenue	(70,264)	(280,349)	(17,220)

Net cash flows provided by operating activities	1,570,363	826,545	4,875,127

INVESTING ACTIVITIES:
Payments for inventories and customer contracts and
relationships of SMARTCALL	(385,595)	--	--
Acquisition of property and equipment	(255,940)	(840,535)	(943,019)
Proceeds from sale of property and equipment	--	--	25,020

Net cash flows used in investing activities	(641,535)	(840,535)	(917,999)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	1,158,145	382,377	(2,145,074)
Net principal repayments on loans, notes and capital leases	(541,195)	(885,163)	(685,593)
Borrowing from related party	350,000	--	--
Repayment of loan from related party	(350,000)	--	--
Proceeds from issuance of Common stock	4,920	42,958	113,950
Dividends paid on Preferred Series B and C Convertible stock	(151,500)	(201,000)	(443,079)

Net cash flows provided by (used in) financing activities	470,370	(660,828)	(3,159,796)

Effect of exchange rate changes on cash	34,591	30,075	(69,619)

Net increase (decrease) in cash and cash equivalents	1,433,789	(644,743)	727,713
Cash and cash equivalents - beginning of year	146,277	791,020	63,307

Cash and cash equivalents - end of year	$1,580,066	$146,277	$791,020

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:

Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable	$469,439	$401,000	$--
Fair value of Common stock issued for SMARTCALL
Limited acquisition	70,000	--	--
Fair value of consideration for SMARTCALL Limited
acquisition included in accounts payable	90,025	--	--
Fair value of accounts receivable exchanged as consideration
for inventories from SMARTCALL Limited acquisition	27,603	--	--
Fair value of consideration exchanged related to sale of
Patents to Harris Corporation:
Unpaid interest on debt	741,034	--	--
Unpaid principal on debt	534,194	--	--
Equipment acquired under capital lease	--	132,826	--
Purchase of Vortex technology for debt	--	2,250,000	--
Conversion of long-term debt to Common stock	--	82,500	--
Conversion of other long-term liability to Preferred
Series C Convertible stock	--	--	3,744,355
Conversion of certain accrued expenses to Preferred
Series C Convertible stock	--	--	255,645
Unpaid dividends on Preferred Series C Convertible stock
included in accrued expenses	--	--	59,099

SUPPLEMENTAL DISCLOSURES:
Interest paid	$946,000	$1,210,000	$1,265,000
Income taxes paid	$4,000	$2,000	$33,000

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of approximately $3.3 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively. During 2004, the Company's cost reduction efforts enabled the Company to generate an operating profit of approximately $1.0 million. The Company also generated net income of approximately $0.5 million in 2004, however this was after the $1.2 million of gain on the sale of certain patents.  Additionally, as of December 31, 2004, the Company had a working capital deficiency.  These financial issues raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the telecommunications market has started to rebound from the depressed conditions over the past four years and that the Company should be well positioned to take advantage of that improvement with its enhanced product line, its improved margin and lower operating costs. The Company continues to seek additional equity funding and additional credit facilities to further strengthen its prospects for the future.

The accompanying consolidated financial statements include the accounts of the Company and are comprised of its wholly owned subsidiaries TTG Acquisition Corp., Teltronics, S.A. de C.V., 36371 Yukon Inc. and Teltronics Limited. In July 2002, the Company sold ownership of its Interactive Solutions, Inc. ("ISI") subsidiary and converted all debt and obligations owed to the Company by ISI to 50,000 shares of Series A Preferred stock of ISI, which were pledged as collateral to the holder of the Senior Secured Promissory Note. In connection with the sale of ISI, the Company's common stock ownership of ISI was reduced from 85% to 15%. Management of the Company determined the value of the Series A Preferred stock to not be material; as a result, no gain on the sale of ISI was recognized. The Company's sale of ISI enabled the Company to focus on its core business. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Effective February 1, 2004, Teltronics Limited, the Company's subsidiary in the United Kingdom ("UK"), purchased the maintenance business of SMARTCALL Limited in the UK. Under the agreements with SMARTCALL and two of its principals, the Company agreed to pay $27,000 in cash, an additional sum based on a percentage of monthly maintenance revenues over twelve months ending March 31, 2005 and 100,000 shares of common stock of Teltronics. Through December 31, 2004 an additional $587,000 was earned under this earn out provision.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentration of Credit Risk - The Company's largest customer was 14%, 17% and 23% of sales in 2004, 2003 and 2002, respectively. The second largest customer was 12%, 14% and 17% of sales in 2004, 2003 and 2002, respectively. The third largest customer was 10%, 13% and less than 10% of sales in 2004, 2003 and 2002, respectively. The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables.

Fair Value of Financial Instruments - Cash, accounts receivable and accounts payable are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The note payable and long-term debt reflect interest rates that are currently available to the Company based on the financing arrangement and the collateral provided. As a result, the carrying amount of the note payable and long-term debt approximates fair value.

Accounts Receivable - Accounts receivable are recorded at their net realizable value. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due and an analysis of the specific facts relative to the customer. We have evaluated our allowance for doubtful accounts based on the economy and have adjusted it as necessary. We charge off outstanding balances only after all collections efforts have been exhausted.

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

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 10), the Company's net income (loss) and net income (loss) per share would have been as follows:

	Years Ended December 31,
	2004	2003	2002
Net income (loss) - as reported	$538,542	$(3,302,924)	$(4,609,316)
Stock-based employee compensation cost
If the fair value method had been applied	(188,320)	(219,810)	(221,175)

Net income (loss) - pro forma	$350,222	$(3,522,734)	$(4,830,491)

Net loss per share:
Basic - as reported	$(0.01)	$(0.54)	$(0.93)
Basic - pro forma	$0.04)	$(0.57)	$(0.97)
Diluted - as reported	$(0.01)	$(0.54)	$(0.93)
Diluted - pro forma	$(0.04)	$(0.57)	$(0.97)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives (three to ten years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Capitalized Software - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high-risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility, these costs are expensed as incurred and included in research and development. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products is 5 years.

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

Turnkey Contracts.   Certain of the Company's customers purchase equipment on a turnkey basis under which the Company agrees to provide the equipment, install the equipment and train the customer's personnel. On those contracts in which the customer accepts ownership of the individual deliverables, a general right of return exists on the deliverable and it is both probable and substantially within the Company's control to deliver the remaining elements, revenues will be recognized as the customer accepts the deliverables.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          For those customers that only accept multiple deliverable projects at the conclusion of the project, revenue is recognized under either the completed contract method or the percentage-of-completion method depending on the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements. If the percentage-of-completion method is used, revenues and related costs are recognized as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract. Provision is made for any anticipated contract loses in the period that the loss becomes evident.

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

Warranty and Service - The Company provides currently for the estimated cost that may be incurred under product warranties. Factors that affect the Company's product liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company provides a limited warranty on its products, for a period from 3 to 18 months (depending on the product), under which the Company agrees to repair or replace, in the Company's sole discretion, units defective in material or workmanship, provided the equipment has not been subjected to alteration or abuse.

Changes in the Company's product liability during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance, beginning of the year	$302,000	$315,000	$305,000
Warranties issued during the year	80,000	131,000	345,000
Payments made during the year	(135,000)	(137,000)	(339,000)
Changes in liability for pre-existing warranties
during the year	(55,000)	(7,000)	4,000

Balance, end of the year	$192,000	$302,000	$315,000

Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year's presentation.

Impairments - If the carrying value of an asset, including associated intangibles and goodwill, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The Company performed an impairment test as of December 31, 2004 and determined that no impairments existed.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Accounts receivable	$5,789,473	$3,827,042
Allowance for doubtful accounts	(290,381)	(266,106)

	$5,499,092	$3,560,936

As of December 31, 2004 and 2003, accounts receivable included $19,000 and $29,000 of retainage, respectively.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31,
	2004	2003
Costs incurred on uncompleted contracts	$668,668	$1,444,604
Estimated earnings	32,257	730,916

	700,925	2,175,520
Less: Billings to date	577,489	2,105,067

	$123,436	$70,453

Included in accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess
of billings on uncompleted contracts	$342,357	$539,663
Billings in excess of costs and estimated
earnings on uncompleted contracts	(218,921)	(469,210)

	$123,436	$70,453

Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenue of approximately $22,000 and $254,000 as of December 31, 2004 and 2003, respectively.

NOTE 5 - INVENTORIES

The major classes of inventories at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Raw materials	$1,707,404	$2,549,114
Work-in-process	758,659	1,411,324
Finished goods	1,392,104	1,531,034

	$3,858,167	$5,491,472

The reserve for slow moving inventories was $880,000 and $1,222,000 as of December 31, 2004 and 2003, respectively.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Machinery and equipment	$7,591,308	$7,556,764
Furniture, fixtures and computers	4,385,084	4,351,571
Equipment under capital leases	557,978	557,978
Capitalized software	4,970,373	4,884,375
Leasehold improvements	491,562	481,202

	17,996,305	17,831,890
Accumulated depreciation and amortization	(14,266,929)	(12,362,089)

	$3,729,376	$5,469,801

The Company acquired certain assets from Tri-Link for $2,500,000. The Company received an independent valuation of the assets acquired and as a result of the valuation has included $108,000 of the acquisition price under furniture, fixtures and computers and $2,392,000 under capitalized software. The estimated useful life of the capitalized software was determined to be five years.

Depreciation and amortization expense was $1,996,365, $1,829,825 and $2,023,334 for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization expense of $1,041,404, $659,357 and $713,252, respectively, was included in cost of goods sold. Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $2,324,041, $3,078,771 as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, amortization expense related to capitalized software was $840,728, $346,740 and $319,301, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS

The Company's other intangible assets are as follows:

	December 31,
	2004	2003	Life
Customer List	$202,332	$202,332	5 years
Patents	178,037	239,899	14 years, 7 months
Customer contracts and relationships	431,953	--	7 years

Total	812,322	442,231
Accumulated amortization	(328,926)	(249,396)

	$483,396	$192,835

As a result of the SMARTCALL acquisition, approximately $432,000 of the purchase price was allocated to Customer contracts and relationships.

As further described in Note 8, the Company sold certain patents with a net book value of approximately $42,000 in August 2004. In connection with the sale of the patents, the Company recognized a gain of approximately $1.2 million.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to other intangible assets was $99,139, $60,740 and $82,239 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2009 and thereafter is: 2005 - $82,928; 2006 - $71,358; 2007 - $71,358; 2008 - $71,358; 2009 - $71,358; thereafter - $115,036.

NOTE 8 - DEBT

Long-term debt at December 31, 2004 and 2003 consists of the following:

	December 31,
	2004	2003
Secured Promissory Note, payable in monthly installments of $96,805 with interest at 8.0% commencing May 1, 2002 with a balloon payment of $7,196,801 due May 2006.	$7,891,561	$8,599,624

Line of Credit Facility with interest at prime plus a margin of 2% to 3% depending on the Company's financial results (8.25% at December 31, 2004), due April 2005.	2,553,938	1,395,793

Senior Secured Promissory Note, as amended, is payable in monthly installments of $55,000 with interest at 14%, paid February 2004.	---	251,163

Note Payable to Tri-Link in quarterly principal installments of $180,000 plus interest at 6.5% commencing August 1, 2003, with final payment due May 2006.	1,980,000	1,980,000

Notes payable to finance companies, payable in monthly installments of $8,000 with interest at approximately5%. The notes mature through 2008 and are collateralized by vehicles.	200,756	289,973

Capital lease obligations, interest at 8%	89,227	116,173

Total	12,715,482	12,632,726
Less current portion	4,830,876	11,250,031

Long-term portion	$7,884,606	$1,382,695

The Company issued a Secured Promissory Note ("Secured Note") to Harris Corporation ("Harris") related to the acquisition of the 20-20 Product Line in 2000. The Secured Note was restructured in 2002 under which Harris agreed to convert $4,000,000 of accrued expenses owed by the Company for additional inventory and services provided in connection with the transition of the 20-20 Switching Product Line to the Company, to 40,000 shares of Preferred Series C Convertible stock. The Secured Note is secured by a first lien on certain of the acquired assets and a lien on the Company's other assets.

The Company was in technical default at December 31, 2003 on the Secured Note. As a result, the entire balance on the Secured Note had been classified in the current portion of long-term debt at December 31, 2003.

On August 16, 2004, the Company entered into a Patent Transfer Agreement with Harris under which the Company conveyed and transferred all of its rights, title and interest in certain patents, which had a net book value of approximately $42,000, initially acquired from Harris in exchange for consideration consisting of the following items: (i) a credit in the amount of $578,022 of accrued and unpaid interest as of June 1, 2004 owed to Harris under the terms of the Secured Note as a result of the Company's acquisition of the Harris 20-20® Product Line in June 2000, (ii) a credit in the amount of $406,792 of unpaid and past due scheduled principal payments as of June 1, 2004 owed to Harris under the terms of

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Secured Note, and (iii) a credit of $290,414 representing interest and regularly scheduled principal payments that were due under the terms of the Secured Note for the period from July 1, 2004 through September 1, 2004. The interest rate reverted from the default rate of 12.5% to the original rate of 8.0%, effective June 1, 2004. Consequently, the Company has re-classified $7.3 million of the Secured Note in long-term debt as of December 31, 2004. The Company recognized a gain of $1,232,975 or $0.16 per common share on this transaction.

The Company has a $5,500,000 Line of Credit Facility under a Loan and Security Agreement due April 2005.  The Company currently is in negotiations to renew the facility. Substantially all of the Company's present and future assets, except for fixed assets, are pledged as collateral with borrowings limited to certain gross availability formulas based on accounts receivable and inventory as defined in the agreement. The facility provides for minimum loan fees, unused line fees and renewal term fees. At December 31, 2004, the Company had $132,000 available, pursuant to this facility.

The Company's Senior Secured Promissory Note was amended to, among other things, extend the due date until April 2004. To secure the extended payment term, the Company agreed to modify the exercise price and extended the exercise period of a warrant for 890,000 Series B shares previously granted to the note holder that resulted in a $160,200 charge to operations in 2002. The Company did not make any required payments on the note during the period October 2003 to April 2004 and, as a result, required the Company to enter into a Forbearance Agreement extending the maturity to June 30, 2004. To secure the Forbearance Agreement, the Company paid $50,000, of which $34,418 was a reduction in principal, and again extended the exercise period of the warrant to February 2005. The extension resulted in a $53,000 financing fee being charged to operations in 2004. The Senior Secured Promissory Note was paid off in September 2004.

The covenants in the Secured Promissory Note and the Loan and Security Agreement restrict certain sales of assets; mergers and acquisitions; borrowings and guarantees; dividends and redemptions; creation of liens; investments; issuance of subsidiary shares; and transactions with affiliates.

The Company issued a $2,250,000 Note to Tri-Link related to the acquisition of the Vortex product line in 2003. The Note provides, among other things, that Tri-Link may have the right, at its sole option to convert at any time and from time to time, up to $750,000 of the balance of the purchase price then remaining into shares of the Company's voting common stock at prices ranging from $0.22 per share to $1.00 per share (maximum of 1,125,000 shares of common stock). The Note is collateralized primarily by the Vortex technology and technology assets.

In October 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $82,500 of the Company's obligation to Tri-Link. As a result of the conversion, the Company's quarterly principal installment was reduced from the original $187,500 to $180,000.

The Company has not made its scheduled quarterly installments since November 2003 on the Note to Tri-Link. The Note does not provide for an acceleration of all outstanding amounts if a payment is claimed to be past due and therefore, $360,000 and $1,080,000 of this Note has been classified as long-term debt as of December 31, 2004 and 2003, respectively.

The Company is currently in arbitration with Tri-Link regarding various claims against each other, including the non-payment of the scheduled quarterly installments on the Note since November 2003.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future principal maturities of long-term debt and capital lease obligations, as of December 31, 2004, are as follows:

2005	$ 4,831,000
2006	7,809,000
2007	67,000
2008	8,000

$ 12,715,000

NOTE 9 - RESTRUCTURING ACTIVITIES

In an effort to reduce its expenses and in an effort to better align its expenses with current revenue levels the Company commenced an overall effort to reduce costs in 2002. As part of this effort, the Company closed a research and development facility in Dallas, Texas in December 2002. As a result of the closure, the Company recorded an expense of approximately $437,000 in 2002 equal to the present value of the lease obligation which calls for $85,000 and $92,000 in cumulative payments for 2005 and 2006, respectively.

In June 2003, the Company reduced its work force by approximately 15%. The reduction in force was across the Company and affected the majority of employee groups and locations. As a result of the reduction in force, the Company recognized a one-time termination benefit charge of approximately $250,000.

NOTE 10 - SHAREHOLDERS' EQUITY

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

(A)      Preferred stock - The Preferred Series A stock are restricted securities owned by the Company's Director and Senior Vice President of Business Development and are subject to resale restrictions including the right of the Company to approve or disapprove any sale, transfer or disposition to any third party not controlled by the Director. Each share is entitled to 400 votes and is not entitled to any dividends. Accordingly, this would give the Senior Vice President voting control of the Company.

The Preferred Series B Convertible stock provided for a $16 per share annual dividend, payable quarterly and increasing to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,427 common shares. The Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain financial covenants.

The Company is in arrears on three quarterly dividend payments due on the Preferred Series B Convertible stock at December 31, 2004 that total $170,439, which represents $13.50 per weighted average common share. If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is in arrears on seven quarterly dividend payments due on the Preferred Series C Convertible stock at December 31, 2004 that total $700,000, which represents $17.50 per weighted average common share.

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

In March 2004, the Company issued 100,000 shares with a fair value of $70,000 in connection with the purchase of the SMARTCALL maintenance business.

In April 2004, the Company issued 11,803 shares with a fair value of $3,520 in connection with the Employee Stock Purchase Plan.

In August 2004, the Company issued 20,000 shares with a fair value of $1,400 to a former executive officer upon exercise of Incentive Stock Options.

(C)     Warrants - In connection with the Senior Secured Promissory Note, the Company had an outstanding warrant which expired in February 2005 to purchase 890,000 shares of common stock at $1.00 per share.

In September 2002, the Company issued a warrant to a financial advisor to purchase 300,000 shares of common stock at $1.00 per share which is exercisable through September 2007. The issuance of this warrant resulted in a $21,000 charge to operations in 2002.

(D)      Incentive Stock Option Plan - In 1995, the Company adopted an Incentive Stock Option Plan ("1995 Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The 1995 Plan, under which the Company may issue options for up to 2,500,000 shares of the Company's common stock, will terminate August 8, 2005 unless terminated earlier by the Board of Directors or extended by the Board with approval of the stockholders. In September 2004, the Company's shareholders approved the Company's 2005 Incentive Stock Option Plan ("2005 Plan") under which the Company may issue options for up to 1,000,000 shares of the Company's common stock. The 2005 Plan will terminate September 28, 2014 unless terminated by the Board of Directors or extended by the Board and approved by the shareholders. Both plans authorize the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2004, 2003 and 2002:

December 31, 2004:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price

$0.07 - $0.23	607,000	$ 0.09	8.2	109,400	$ 0.07
$0.50 - $1.00	645,000	0.98	6.2	379,000	1.00
$1.63 - $3.03	348,000	2.05	3.5	315,400	2.02

	1,600,000	$ 0.88	6.4	803,800	$ 1.27

December 31, 2003:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price

$0.07 - $0.23	700,000	$ 0.07	9.0	1,000	$ 0.23
$ 1.00	670,000	1.00	7.0	272,000	1.00
$1.63 - $3.03	370,000	2.12	4.7	287,400	1.99

	1,740,000	$ 0.86	7.3	560,400	$ 1.51

December 31, 2002:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price

$0.23 - $1.00	700,000	$ 0.99	8.1	146,000	$ 1.00
$1.63 - $3.03	457,000	2.07	5.8	303,200	1.92
$ 3.50	32,000	3.50	3.9	32,000	3.50

	1,189,000	$ 1.48	7.1	481,200	$ 1.75

The per share weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were $0.27, $0.06, and $0.18, respectively. All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 870,000 shares were available for grant under the 1995 Plan at December 31, 2004.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted Average Assumptions:

	2004	2003	2002

Risk-free interest rates	3.6	3.3	2.9
Weighted average expected life of the options	5.0 years	5.0 years	5.0 years
Volatility factor of the expected market price
of the Company's Common Stock	119	118	108
Dividend yield	None	None	None

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,861,000	$2.69
Granted	5,000	0.23
Exercised	---	---
Forfeited	(677,000)	4.81
Expired	--	---

Outstanding, December 31, 2002	1,189,000	$1.48
Granted	695,000	0.07
Exercised	---	---
Forfeited	(144,000)	2.09
Expired	---	---

Outstanding, December 31, 2003	1,740,000	$0.86
Granted	85,000	0.41
Exercised	(20,000)	0.07
Forfeited	(205,000)	0.52
Expired	---	---

Outstanding, December 31, 2004	1,600,000	$0.87

Exercisable, December 31, 2004	803,800	$1.27

NOTE 11 - INCOME TAXES

The components of the income tax provision are as follows:

	Years ended December 31,
	2004		2003		2002
Current:
Federal	$	---	$	---	$	---
State		6,792		6,673		15,611

		$6,792		$6,673		$15,611
Deferred:
Federal		---		---		---
State		---		---		---

		---		---		---

		$6,792		$6,673		$15,611

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2004, 2003 and 2002 to income (loss) before income taxes:

	Years ended December 31,
	2004	2003	2004
Federal tax at the statutory rate	$185,414	$(1,120,725)	$(1,524,667)
State income taxes, net of federal tax benefit	19,795	(116,043)	(158,215)
Change in valuation allowance for deferred tax assets	(205,290)	1,202,950	1,640,119
Other items	6,873	40,491	58,374

	$6,792	$6,673	$15,611

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2004		2003
Deferred tax assets:
Net operating loss carryforward		$7,517,753		$8,124,206
Accrued vacation		262,156		191,250
Inventory		399,592		431,327
Fixed assets		301,040		100,889
Other		45,414		150,026
Bad debt reserve		109,270		90,728
Accrued expenses		163,145		100,213

		8,798,370		9,188,639
Valuation allowance		(8,798,370)		(9,003,660)
Deferred tax liabilities:
Accrued lease obligation		---		(184,979)

Net deferred tax asset	$	---	$	---

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense. The valuation allowance decreased $205,290 in 2004 and increased $1,202,950 and $1,640,119 in 2003 and 2002, respectively.

At December 31, 2004, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $19.9 million, which will expire in the years 2009 through 2024. Such net operating losses are available to offset future taxable income.

NOTE 12 - NET LOSS PER SHARE

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	2004	2003	2002
Basic
Net income (loss)	$538,542	$(3,302,924)	$(4,609,316)
Preferred dividends	(624,094)	(602,000)	(502,178)

Net loss available to common shareholders	$(85,552)	$(3,904,924)	$(5,111,494)

Weighted average shares outstanding	7,838,715	7,297,512	5,482,845

Net loss per share	$(0.01)	$(0.54)	$(0.93)

Diluted
Net loss	$538,542	$(3,302,924)	$(4,609,316)
Preferred dividends	(624,094)	(602,000)	(502,178)

Net loss available to common shareholders	$(85,552)	(3,904,924)	$(5,111,494)

Weighted average shares outstanding	7,838,715	7,297,512	5,482,845
Effect of dilutive securities:
Employee stock options	--	--	--
Convertible preferred stock	--	--	--
Warrants	--	--	--

Dilutive potential common shares	7,838,715	7,297,512	5,482,845

Net loss per share	$(0.01)	$(0.54)	$(0.93)

For the years ended December 31, 2004, 2003 and 2002, options to purchase 1,600,000, 1,740,000 and 1,189,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the years ended December 31, 2004, 2003 and 2002 warrants to purchase 1,190,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. The Company made discretionary matching contributions to the 401(k) plan by issuance of shares of the common stock of the Company. Effective October 1, 2002, the Company discontinued its discretionary matching contributions to the 401(k) plan. During 2003 and 2002, the Company issued 62,311 and 576,667 shares with a fair value of $33,648 and $240,847, respectively, in connection with the plan. Certain matching contributions related to 2002 were funded in 2003.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended, and the 765,000 shares of common stock funding the Plan have been registered on Form S-8. During 2004, 2003 and 2002, the Company issued 11,803, 362,184 and 247,730 shares with a fair value of $3,520, $42,958 and $113,950, respectively, in connection with the Purchase Plan. Employee stock purchases in 2004 related to 2003 contributions. During 2003, the Purchase Plan was suspended and remains suspended at December 31, 2004.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company also leases various equipment under operating leases expiring over a period of five years.

Future minimum lease payments for all non-cancelable operating leases at December 31, 2004 are as follows:

2005	$ 1,300,000
2006	462,000
2007	211,000
2008	130,000
2009	---

$ 2,103,000

Rental expense for operating leases totaled approximately $1,980,000, $2,283,000 and $2,373,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company was formally notified by Tri-Link on March 9, 2004  that Teltronics, Inc. was in default of its obligations (see Note 8) under the Tri-Link Agreement of Purchase and Sale (the "Agreement"). On March 10, 2004, the Company received a Demand for Arbitration notice from the American Arbitration Association notifying Teltronics of Tri-Link's demand for arbitration. In its Demand for Arbitration, Tri-Link seeks payment by Teltronics in the total sum of $426,098 USD and the immediate issuance to Tri-Link of 1,350,000 shares of Teltronics' common voting stock. On February 4, 2005, the Company issued a $750,000 letter of credit to Tri-Link whereby the arbitration was postponed until September 2005.

In its Answering Statement and Counterclaims, Teltronics seeks a declaration that issuance of 1,350,000 shares of its common voting stock would satisfy the requirements of the contract for payment where the appropriate cash payments have not been made. In addition, as and for its counterclaims, Teltronics seeks findings that Tri-Link is in breach of the purchase agreement and its obligation of good faith and fair dealing inherent in that contract; that Tri-Link breached its express and implied warranties and fitness for a particular purpose; that Tri-Link engaged in fraudulent concealment and inducement; and that Tri-Link is guilty of negligent misrepresentation. Teltronics seeks an amount, as stated in its Answering Statement, in excess of $1 million.

In November 2004, FGC Holdings Ltd. ("FGC") commenced litigation against Teltronics in the Delaware Chancery Court seeking to compel Teltronics to recognize: (i) the sale and transfer of its Series B Preferred Stock from Finova Mezzanine Capital, Inc. to FGC and register such shares in the name of FGC and (ii) as a member of the Board of Directors of Teltronics, an individual designated by FGC. The action was defended and counter claims asserted. Prior to trial, Teltronics agreed to recognize the transfer of the Series B Preferred Stock to FGC but refused to recognize and opposed the designation of the representative of FGC to its Board of Directors. The trial was conducted in February 2005 including a claim for attorney's fees by FGC. A decision is pending.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 15 - OTHER RELATED PARTY TRANSACTIONS

The following is a summary of additional transactions with related parties:

Prepaid Lease Guarantee - A Director personally guaranteed a portion of the Company's obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying consolidated financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2004 and 2003 was $401,958 and $374,958, respectively.

During 2004, an entity controlled by a Director of the Company provided a short-term loan of $350,000. The short-term loan was subsequently repaid plus a financing fee of $50,000.

During 2004, an entity controlled by a Director of the Company occupied approximately 1,000 square feet of the office space in our Sarasota facility. The annual rent for this space was approximately $8,300.

NOTE 16 - SEGMENT INFORMATION

For the year ended December 31, 2004, the Company's operations were classified into the following reportable segments: Teltronics, Teltronics S.A. de C.V., (Mexico) and Teltronics Limited (UK).  For the year ended December 31, 2003, the Company's operations were classified into the following reportable segments: Teltronics and Mexico.  For the year ended December 31, 2002, the Company's operations were classified into the following segments:  Teltronics, Mexico and ISI.

As further described in Note 1, the Company acquired the assets of the 20-20 maintenance business of SMARTCALL Limited located in the UK and therefore has classified the operations of Teltronics Limited as a reportable segment effective February 1, 2004. Also, as further described in Note 1, ISI was sold in July 2002.

The accounting policies of the segments are the same. Company management evaluates performance based on segment income (loss), which is net income (loss) before income taxes, excluding nonrecurring gains or losses.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information about reportable segment operations and assets.

	Years ended December 31,
	2004	2003	2002
Net Sales
Teltronics	$43,602,000	$46,222,000	$53,321,000
Mexico	672,000	663,000	850,000
UK	1,771,000	---	---
ISI	---	---	216,000

Total net sales	$46,045,000	$46,885,000	$54,387,000

Depreciation and Amortization
Teltronics	$1,986,000	$1,822,000	$1,974,000
Mexico	9,000	8,000	8,000
UK	1,000	---	---
ISI	---	---	41,000

Total depreciation and amortization	$1,996,000	$1,830,000	$2,023,000

Interest and Financing Costs
Teltronics	$1,641,000	$1,675,000	$1,601,000
Mexico	---	---	---
UK	---	---	---
ISI	---	---	---

Total interest and financing costs	$1,641,000	$1,675,000	$1,601,000

Segment Income (Loss)
Teltronics	$(1,041,000)	$(3,252,000)	$(4,718,000)
Mexico	41,000	(44,000)	89,000
UK	312,000	---	---
ISI	---	---	35,000

Subtotal	$(688,000)	$(3,296,000)	$(4,594,000)
Gain on Sale of Patents	1,233,000	---	---

Income (loss) before Income Taxes	$545,000	$(3,296,000)	$(4,594,000)

Segment Assets
Teltronics	$15,283,000	$16,246,000	$18,020,000
Mexico	83,000	74,000	129,000
UK	1,058,000	---	---
ISI	---	---	---

Total segment assets	$16,424,000	$16,320,000	$18,149,000

Acquisition of Property and Equipment
Teltronics	$256,000	$841,000	$943,000
Mexico	---	---	---
UK	---	---	---
ISI	---	---	---

Total acquisition of property and equipment	$256,000	$841,000	$943,000

Information on major customers is discussed in the Summary of Significant Accounting Policies. All material assets are located in the United States. It is impracticable for the Company to provide segment information by product.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SUBSEQUENT EVENT

In February 2005, an entity controlled by a Director of the Company provided a $750,000 loan to Teltronics, Inc. The demand loan bears interest at 15% per annum. The proceeds of the loan were used by the Company to secure a letter of credit that was issued to Tri-Link (see Note 14).

In March 2005, the Company entered into an agreement to sell for $500,000 an inactive product line. The proceeds from this sale will be used by the Company to pay down the $750,000 loan made to the Company by an entity controlled by a Director of the Company.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE - Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

          Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods.

INTERNAL CONTROL OVER FINANCIAL REPORTING

          Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

          The following table sets forth the names, ages and positions of all directors and executive officers of the Company.

Name	Age	Position

Ewen R. Cameron	52	Director, President, Chief Executive Officer and Assistant Secretary
Russell R. Lee III	55	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Peter G. Tuckerman	58	Vice President Product Management
Robert B. Ramey	47	Vice President Electronic Manufacturing
Norman R. Dobiesz	57	Director and Senior Vice President Business Development
Carl S. Levine	58	Director (1)
Gregory G. Barr	45	Director (1)
Richard L. Stevens	42	Director (1)

(1) Audit Committee Members.

          The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

           Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994. Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992. From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 32 years in the computer and telecommunications industry.

           Russell R. Lee III has served as Vice President of Finance, CFO, Secretary and Treasurer since November of 2004. Prior to joining Teltronics, Mr. Lee had served as Chief Financial Officer and Secretary for SinoFresh HealthCare, Inc., a publicly traded developer and marketer of antiseptic solutions for respiratory problems, as Executive Vice President of Finance for Esprix Technologies, LLP, and as Treasurer/Chief Financial Officer of Gencor Industries, Inc., a publicly-held, international manufacturer of processing equipment. Prior to his private industry experience, Mr. Lee was a Senior Audit Manager in the Ernst & Young organization in both Ohio and Florida. Mr. Lee holds a Bachelor Degree of Business Administration in Accounting from the University of Toledo, and is a Certified Public Accountant.

           Peter G. Tuckerman, Vice President Product Management, joined the Company in September of 1977. Since that time he has served in various R & D, Marketing and Product Management roles. Prior to joining the Company he was a principal in MicroWare, Inc., a developer of custom microcomputer software for telecommunications applications.

          Robert B. Ramey joined the Company as Vice President, Manufacturing Operations in January 1995. Prior to joining the Company Mr. Ramey served twelve years with Loral Data Systems, a Defense and Commercial electronic equipment manufacturer. Mr. Ramey has held diverse management positions including, Manufacturing Engineering, Industrial Engineering, Program Management, Tele-communications Production, Surface Mount Assembly and Total Quality Management. Mr. Ramey has been in the electronics industry over 19 years.

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

           Richard L. Stevens, CPA, provides tax compliance and consulting services to clients in a variety of industries. Mr. Stevens also serves as Chief Financial Officer of Avalon Global Group, Inc., a holding company with operating subsidiaries in car rental, franchising and technology solutions for the travel industry located in St. Petersburg, Florida. From 1984 to 2000, Mr. Stevens held various management positions with the international accounting firms of Grant Thornton, LLP, Coopers & Lybrand and KPMG Peat Marwick. He has experience in taxation, accounting, capital transactions and mergers and acquisitions. Mr. Stevens holds a B.S. in Business Administration from the University of Louisville and is a Certified Public Accountant.

           Patrick G. Min served as Vice President Finance, CFO, Secretary and Treasurer until July 16, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2004, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation

          The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2004 (collectively, the "Named Officers").

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compen- sation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compen- sation
Ewen R. Cameron	2004	$351,365		---	---	---	---	---	---
President & CEO	2003	357,134		---	---	---	---	---	$ 28,000	(5)
	2002	376,998		---	---	---	---	---	2,701	(3)

Norman R. Dobiesz	2004	$351,365		---	---	---	---	---	---
Senior Vice President	2003	357,134		---	---	---	---	---	$ 28,000	(5)
Business Development	2002	376,998		---	---	---	---	---	---

William L. Hutchison	2004	---		---	---	---	---	---	---
Executive Vice President	2003	63,520	(2)	---	---	---	---	---	---
&COO	2002	236,269	(2)	---	---	---	---	---	$ 2,409	(3)

Robert B. Ramey	2004	$129,604		---	---	---	---	---	---
Vice President	2003	135,306		---	----	---	---	---	---
Manufacturing	2002	150,839		---	---	---	---	---	$ 1,666	(3)

Peter G. Tuckerman	2004	$120,134		---	---	---	---	---	---
Vice President	2003	118,634		---	---	---	---	---	---
Product Management	2002	119,248		---	---	---	---	---	---

Patrick G. Min	2004	$149,917	(6)	---	---	---	---	---	---
Vice President Finance,	2003	163,488		---	---	---	---	---	---
CFO, Secretary &	2002	157,248		---	---	---	---	---	$ 31,122	(4)
Treasurer

(1)	Certain perquisites that aggregate less than the lessor of ten percent (10%) of the total salary and bonus of any of the executive officers or $50,000 are not included.
(2)	William L. Hutchison served as Executive Vice President and COO of the Company until March 31, 2002.
(3)	Represents the Company 401(k) matching contribution.
(4)	Represents various relocation expenses in addition to the Company 401(k) matching contribution of $2,750.
(5)	Represents the value of 200,000 shares of common stock issued in 2003 for Board of Directors services.
(6)	Mr. Min served as Vice President Finance, CFO, Secretary and Treasurer until July 16, 2004.

Employment Agreements

          Effective August 31, 2001 the Company amended and restated five year employment agreements with Ewen R. Cameron, President and CEO and Norman R. Dobiesz, Senior Vice President Business Development. Both agreements were amendments and restatements of prior agreements which the Company entered into with the employees as of January 1, 1999. Each employment agreement is renewable for an additional five-year period at the employee's option and provides for a base salary of $325,000 subject to annual increases of $25,000. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to the salary for the remaining term on the contract.

          These two executives have not taken any of the annual increases to which they are entitled under the terms of their respective agreements for 2002, 2003 and 2004. The executives also deferred a portion of their 2003 and 2004 compensation along with certain other management as a part of the Company's cost containment measures.  The deferral ended in August 2004, however the deferred compensation has not been paid.

          Effective September 9, 2002 the Company entered into a three-year employment agreement with Robert B. Ramey, Vice President Manufacturing. The employment agreement is renewable for an additional three-year period unless the employee or the Company sends notice of non-renewal to the other at least thirty days prior to the expiration date of the term. The agreement provides for a base salary of $132,000. Either the Company or the employee may terminate the employment agreement upon the occurrence of certain events. If the Company terminates the employment of Mr. Ramey, he will be entitled to severance equal to one year's salary.

Employee Stock Purchase Plan

          On October 23, 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan ("ESPP") under which employees of the Company and its subsidiaries are provided the opportunity to acquire common stock of the Company under the Internal Revenue Code of 1986, as amended, at 85% of fair market value. The ESPP became effective on June 19, 2000 upon adoption by the Company's Board of Directors. As of December 31, 2004, 761,214 common shares have been issued and 3,786 were available to be issued under the ESPP. During 2004, the Company issued an aggregate of 11,803 shares in connection with this plan. The Shareholders approved authorization of 1,000,000 shares of common stock for the plan and 765,000 shares have been registered on Form S-8.

1995 Incentive Stock Option Plan

          The Company adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The Plan authorizes the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. At the date of this Form 10-K there are approximately 245 employees eligible to participate in the Plan. The Plan is administered by the Board of Directors, which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective May 16, 1995, was amended July 30, 1996 and will terminate August 8, 2005 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

          As of December 31, 2004, an aggregate of 2,470,000 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant. The Company has registered all of shares issuable under this Plan on Form S-8.

          In September 2004, the shareholders of the Company ratified the 2005 Incentive Stock Option Plan ("2005 ISOP") which becomes effective May 1, 2005 and expires September 28, 2014. The maximum number of shares of common stock authorized under the 2005 ISOP is 1,000,000 shares.

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

          During 2004, the Company issued options to purchase 35,000 shares to non-executive employees and 50,000 shares to executive employees. During 2004, the Company canceled options previously granted to non-executive employees to purchase 38,000 shares of Common Stock upon separation from the Company. The Company also canceled options previously granted to executive employees to purchase 167,000 shares of Common Stock. In each case, unless the recipient of a grant was the holder of more than 10% of the Company's issued and outstanding Common Stock, the fair market value of the Common Stock on the date of grant determined the exercise price.

Option/SAR Grants in Last Fiscal Year - None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Ewen R. Cameron	---	---	30,000/0	$0/$0	(2)
	---	---	400,000/100,000	$0/$0	(2)

Norman R. Dobiesz	---	---	30,000/0	$0/$0	(2)

Peter G. Tuckerman	---	---	20,000/0	$0/$0	(2)
	---	---	3,000/2,000	$0/$0	(2)
	---	---	10,000/40,000	$.07/$.07	(3)

Robert B. Ramey	---	---	20,000/0	$0/$0	(2)
	---	---	10,000/0	$0/$0	(2)
	---	---	9,000/6,000	$0/$0	(2)
	---	---	20,0000/80,000	$.07/$.07	(3)

Patrick G. Min	---	---	0/0	---
	20,000	$1,400	0/0	---

(1)	Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price was $0.54 for each Share of our common stock.
(2)	None of the options granted were in-the-money at December 31, 2004 because they are exercisable at prices greater than the fair market value of the Company's Common Stock on such date.
(3)	Certain options were granted where their exercise price was below the fair market value of the Company's Common Stock at the grant date (measurement date). Such options totaled 150,000 shares with a price less than the fair value of $0.54 which were outstanding at December 31, 2004.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS

          The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 1, 2005. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Directors and Officers

Norman R. Dobiesz	(2)(4)	Common Stock	1,527,191	19.39%	(3)
2150 Whitfield Industrial Way		Preferred Series A Stock	100,000	100%
Sarasota, Florida 34243

Carl S. Levine	(2)	Common Stock	265,690	3.37%	(5)
125 Jericho Turnpike
Jericho, New York 11753

Ewen R. Cameron	(2)(4)	Common Stock	761,786	9.67%	(6)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Gregory G. Barr	(2)	Common Stock	212,000	2.69%	(7)
P. O. Box 413040
Naples, Florida 34101

Peter G. Tuckerman	(4)	Common Stock	82,567	1.04%	(8)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Robert B. Ramey	(4)	Common Stock	156,880	1.99%	(9)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Richard L. Stevens	(2)	Common Stock	200,000	2.54%
19314 Wind Dancer Street
Lutz, Florida 33558

All Directors and Officers as a		Common Stock	3,206,114	40.71%
Group (8 persons)		Preferred Series A Stock	100,000	100%

Greater than 5% Ownership	(10)

FGC Holdings Ltd.		Preferred Series B
4850 Keele Street		Convertible Stock	12,625	100%
Toronto, Ontario M3J 3K1		Common Stock	721,427	9.16%

Harris Corporation		Preferred Series C
1025 West NASA Boulevard		Convertible Stock	40,000	100%
Melbourne, Florida 32919		Common Stock	1,454,545	18.47%

------------------------------------

(1)	Does not include an aggregate of 870,000 shares of Common Stock which may be issued upon exercise of incentive stock options granted or which could be granted under the Company's 1995 Incentive Stock Option Plan.
(2)	Director of the Company.
(3)	Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. "H&N"), 1,140,100 shares owned by virtue of 100% ownership of W&D Consultants, Inc., 24,000 shares owned by virtue of 100% ownership of National Communications of Sarasota, Inc., 6,649 shares owned by virtue of 100% ownership of Whitfield Capital of Sarasota, Inc., and 30,000 issued stock options. Does not include 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock.
(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Includes: (i) 2,000 shares held by Mr. Levine's wife; (ii) 950 shares held by Mr. Levine's wife, as custodian for Mr. Levine's children, respecting which shares Mr. Levine disclaims beneficial ownership; (iii) 2,240 shares owned directly by Mr. Levine and 10,500 shares owned by the Carl S. Levine IRA; and (iv) 50,000 issued stock options.
(6)	Includes 530,000 shares of issued stock options.
(7)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Includes 10,000 shares of issued stock options.
(8)	Includes 75,000 shares of issued stock options.
(9)	Includes 145,000 shares of issued stock options.
(10)	The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.

Change of Control

          The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears. The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

          The following table presents information as of December 31, 2004, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	803,800	$ 1.27	870,000

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Effective August 31, 2001 the Company entered into five year employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation - Employment Agreements.

          Effective September 9, 2002 the Company entered into a three year employment agreement with Robert B. Ramey, Vice President Manufacturing

          The Senior Vice President Business Development personally guaranteed a portion of the Company's obligations to the lessor over the term of the Company's lease for its principal facility located in Sarasota, Florida. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount was paid during 1991. The cost of the guarantee to the Company, 6% of $7,000,000 or $420,000 has been deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2004 and 2003 was $401,958 and $374,958, respectively.

          During 2004, an entity controlled by a Director of the Company occupied approximately 1,000 square feet of the office space in our Sarasota facility. The annual rent for this space was approximately $8,300.

          During 2004, an entity controlled by a Director of the Company provided a short-term loan of $350,000. The short-term loan was subsequently repaid plus a financing fee of $50,000.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

          Prior to June 2004, Ernst & Young LLP was our independent registered certified public accounting firm; however, effective June 2004, Ernst & Young LLP resigned as our independent accountant. Teltronics subsequently engaged Kirkland, Russ, Murphy & Tapp, P.A.  in July 2004 as the company's independent public accountant. Item 14 includes the principal accounting fees and services for both Ernst & Young LLP and Kirkland, Russ, Murphy & Tapp, P.A.

Ernst & Young LLP:

          The following table summarizes the aggregate fees billed to the Company by Ernst & Young LLP for professional services:

Fees	2003	2002
Audit Fees (1)	$ 230,628	$ 171,564
Audit Related Fees(1)	4,500	4,600
Tax Fees (2)	2,100	-0-
Total	$ 237,228	$ 176,164

     1.      Audit and Audit Related Fees.

          Fees for audit services billed in 2003 and 2002 consisted of:

          -- Audit of the Company's annual financial statements for 2003 and 2002.
          -- Reviews of the Company's quarterly financial statements for 2002, 2003, and the 1st quarter of 2004.
          -- Reviews of Securities and Exchange Commission documents.
          -- Audit related fees billed during 2003 and 2002 fiscal years include registration statements to register shares of the company's stock for various employee benefit plans.

     2.      Tax Fees.

          Fees for tax services billed in 2003 and 2002 consisted of:

          Tax consultation services for fiscal years 2003 and 2002.

Kirkland, Russ, Murphy & Tapp, P.A.:

          Kirkland, Russ, Murphy & Tapp, P.A. were engaged in July 2004 and have served as our independent public accountants during the year ended December 31, 2004. The following table summarizes the aggregate fees billed to the Company by Kirkland, Russ, Murphy & Tapp, P.A. for professional services performed in 2004:

Fees	2004
Audit Fees (1)	$ 90,000

     1.      Audit Fees.

          Fees for audit services billed in 2004 consisted of:

          -- Audit of the Company's annual financial statements for 2004.
          -- Reviews of the Company's quarterly financial statements for the second and third quarters of 2004.
          -- Reviews of Securities and Exchange Commission documents.

          The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent directors on a case-by-case basis. The Audit Committee approved 100% of the services performed by Ernst & Young LLP and Kirkland, Russ, Murphy & Tapp, P.A. in 2004 and 2003 as identified above.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:
(1) Financial Statements:
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 24.
(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is on page 61.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.
	(3)	See Item 15(c) below.
(b)
Reports on Form 8-K:

The Company filed three reports on Form 8-K during the fourth quarter of fiscal year ended December 31, 2004 and two Form 8-Ks during the first quarter of 2005. Information regarding the item reported on is as follows:

	Date	Item Reported On
	October 22, 2004	IMN Agreement/Press Release.
	November 10, 2004	Appointment of Russell R. Lee III as the Company's Vice President of Finance and Chief Financial Officer.
	November 15, 2004	The Company issued a press release reporting financial results for its third quarter ended September 30, 2004.
	February 3, 2005	New York State Department of Education Maintenance Contract/Press Release.
	March 4, 2005	Termination of IMN Agreement/Press Release.
(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.
(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Additions Charges to Other Accounts	Writeoffs	Balance at end of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$266,106	$49,261	$--	$(24,986)	$290,381
Year ended December 31, 2003	399,610	248,923	--	(382,427)	266,106
Year ended December 31, 2002	469,860	226,462	--	(296,712)	399,610
Reserve for slow-moving inventories:
Year ended December 31, 2004	$1,222,000	$744,552	$--	$(1,086,552)	$880,000
Year ended December 31, 2003	2,151,000	1,059,615	--	(1,988,615)	1,222,000
Year ended December 31, 2002	1,235,000	2,290,080	--	(1,374,080)	2,151,000
Valuation allowance for deferred tax assets
Year ended December 31, 2004	$9,003,660	--	$(205,290)	$--	$8,798,370
Year ended December 31, 2003	7,800,710	--	1,202,950	--	9,003,660
Year ended December 31, 2002	6,160,591	--	1,640,119	--	7,800,710

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: March 29, 2005	By: /s/ Russell R. Lee III Russell R. Lee III Vice President Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	March 29, 2005
/s/ Russell R. Lee III Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	March 29, 2005
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	March 29, 2005
/s/ Carl S. Levine Carl S. Levine	Director	March 29, 2005
/s/ Gregory G. Barr Gregory G. Barr	Director	March 29, 2005
/s/ Richard L. Stevens Richard L. Stevens	Director	March 29, 2005

EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
4.1	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 5 to Teltronics' Form 8-K filed October 7, 1996.
4.2	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.1 to Teltronics' Form 8-K filed March 9, 1998.
4.3	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.2 to Teltronics' Form 8-K filed March 9, 1998.
4.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on March 27, 2002. Filed as Exhibit 3.6 to Teltronics' Form 10-K filed April 1, 2002.
4.5	Amended Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on April 29, 2002. Filed as Exhibit 3 to Teltronics' Form 10-Q filed August 14, 2002.
10.1	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.4 to Teltronics' Form 8-K filed March 9, 1998.
10.2	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.5 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.6 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.8 to Teltronics' Form 8-K filed March 9, 1998.
10.6	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.9 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 19, 1998.
10.8	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.9	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.10	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.11	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.
10.12	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.

10.13	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.14	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.15	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.16	Amendment to Agreement of Sale dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.17	Asset Sale Agreement dated June 30, 2000 by and between Teltronics, Inc. and Harris Corporation. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed July 12, 2000.
10.18	Amended Agreement dated October 30, 2000 between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Teltronics' Form 10-Q filed November 13, 2000.
10.19	Amended and Restated Employment Agreement between the Company and Ewen R. Cameron dated August 31, 2002 Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 13, 2001.
10.20	Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 13, 2001.
10.21	Amended, Restated and Consolidated Secured Promissory Note restated as of March 28, 2002 delivered to Harris Corporation. Filed as Exhibit 10.21 to Teltronics' Form 10-K filed April 1, 2002.
10.22	Third Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered May 2, 2002 by Teltronics, Inc. to Finova Mezzanine Capital, Inc. f/k/a/ Sirrom Capital Corporation. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 14, 2002.
10.23	Amended and Restated Stock Purchase Warrant covering 525,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 14, 2002.
10.24	Amended and Restated Stock Purchase Warrant covering 365,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed August 14, 2002.
10.25	Employment Agreement between the Company and Patrick G. Min dated September 9, 2002. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 14, 2002.
10.26	Employment Agreement between the Company and Robert B. Ramey dated September 9, 2002. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 14, 2002.
10.27	Thirteenth Amendment to Loan and Security Agreement dated October 16, 2002 between The CIT Group/Business Credit, Inc. and Teltronics. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed November 14, 2002.
10.28	First Amendment to Loan and Security Agreement, Fourth Amended and Restated Senior Secured Promissory Note and Pledge and Security Agreement dated September 30, 2002 between Finova Mezzanine Capital Inc. and Teltronics, Inc. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed November 14, 2002.
10.29	Secured promissory note for $2,250,000 aggregate principal amount issued by Teltronics, Inc. in favor of Tri-Link Technologies, dated as of June 4, 2003.
10.30	Second Amendment to Loan and Security Agreement and Fifth Amended and Restated Senior Secured Promissory Note dated September 9, 2003 between Teltronics, Inc. and Finova Mezzanine Capital Inc. Filed as Exhibit 10 to Form 10-Q filed November 14, 2003.
10.31	Patent Transfer Agreement dated August 16, 2004 by and between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Form 10-Q filed August 16, 2004.
10.32	Investment Agreement between Teltronics, Inc. and International Media Network AG dated October 19, 2004. Filed as Exhibit 10.1 to Form 10-Q filed November 15, 2004.
10.33	Share Exchange Agreement between International Media Network AG and Norman R. Dobiesz dated October 19, 2004. Filed as Exhibit 10.2 to Form 10-Q filed November 15, 2004.
14	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
21*	List of Subsidiaries.

23*	Consent of Independent Registered Certified Public Accountants, Ernst & Young LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Financial Officer.
32.1*	United States Code (18 U.S.C. 1350), executed by the Chief Executive Officer and the Chief Financial Officer.

_____
(*)      Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.