Form 10-Q
period 2005-03-31
TELTRONICS INC
filed 2005-05-11
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________________ to _________________________________

COMMISSION FILE NUMBER: 0-17893

TELTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	59-2937938 (IRS Employer Identification Number)
2150 Whitfield Industrial Way, Sarasota, Florida 34243 (Address of principal executive offices including zip code)
(941) 753-5000 Issuer's telephone number, including area code

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

As of May 10, 2005, there were 7,874,539 shares of the Registrant’s Common Stock, par value $.001, outstanding.

Exhibit index appears on page 12.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 880	$ 1,580
Accounts receivable, net of allowance for
doubtful accounts	5,404	5,499
Costs and estimated earnings in excess of billings
on uncompleted contracts	655	342
Inventories, net	4,585	3,858
Other current assets	1,033	382

Total current assets	12,557	11,661
Property and equipment, net	3,345	3,729
Other assets	978	1,034

Total assets	$ 16,880	$ 16,424

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt and capital
lease obligations	$ 4,698	$ 4,831
Accounts payable	7,238	5,883
Other current liabilities	3,938	3,869

Total current liabilities	15,874	14,583
Long-term liabilities:
Long-term debt and capital lease obligations,
net of current portion	7,468	7,885
Commitments and contingencies
Shareholders' deficiency:
Capital stock	8	8
Additional paid-in capital	24,302	24,301
Accumulated deficit and other comprehensive loss	(30,772)	(30,353)

Total shareholders' deficiency	(6,462)	(6,044)

Total liabilities and shareholders' deficiency	$ 16,880	$ 16,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2005	2004
Net sales
Product sales and installation	$ 6,614	$ 8,794
Maintenance and service	3,179	2,513

	9,793	11,307
Cost of goods sold	5,583	6,238

Gross profit	4,210	5,069

Operating expenses:
General and administrative	1,525	1,611
Sales and marketing	2,065	2,222
Research and development	1,014	864

	4,604	4,697

Income (loss) from operations	(394)	372
Other income (expense):
Interest	(348)	(434)
Gain on sale of abandoned technology	495	---
Other	15	(3)

	162	(437)

Loss before income taxes	(232)	(65)
Income taxes	5	2

Net loss	(237)	(67)
Dividends on Preferred Series B and C Convertible stock	159	153

Net income (loss) available to common shareholders	$ (396)	$ (220)

Net income (loss) per share:
Basic and Diluted	$ (0.05)	$ (0.03)

Weighted average shares outstanding:
Basic and Diluted	7,869,617	7,795,670

        The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIESUN
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2005	2004
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$ (424)	$ (127)
INVESTING ACTIVITIES - NET	353	(45)
FINANCING ACTIVITIES:
Net borrowings on line of credit	(629)	1,244
Other	24	(35)

Net cash flows provided by (used in) financing activities	(605)	1,209
Effect of exchange rate changes on cash	(24)	7

Net decrease in cash and cash equivalents for the period	(700)	(86)

Cash and cash equivalents - Beginning of Period	1,580	146
Cash and cash equivalents - End of Period	$ 880	$ 60

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$ (237)	$ (67)
Foreign currency translation	(24)	7

Total comprehensive income (loss)	$ (261)	$ (60)

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Basic and diluted
Net loss	$ (237)	$ (67)
Preferred dividends	(159)	(153)

	$ (396)	$ (220)

Weighted average shares outstanding	7,869,617	7,795,670

Net loss per share	$ (0.05)	$ (0.03)

For the three months ended March 31, 2005 and 2004, options to purchase 1,700,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2005 and 2004, warrants to 1,190,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2005 (Unaudited)	December 31, 2004

Raw materials	$ 2,088	$ 1,707
Work-in-process	965	759
Finished goods	1,532	1,392

	$ 4,585	$ 3,858

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (In thousands, except shares and per share amounts)

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $1,500 or 13.4% for the three month period ended March 31, 2005 as compared to the same period in 2004. The decrease resulted primarily from a sales lag on a product enhancement introduced in late 2004 and a shift of $500 from the first quarter to the second quarter of 2005 as the result of a particular government contract put on hold. This order was reinstated in May 2005.

Gross profit margin for the three month periods ended March 31, 2005 and 2004 was 43.0% and 44.8%, respectively. The decrease in gross profit percentage was primarily driven by sales mix.

Operating Expenses

Operating expenses were $4,604 and $4,697 for the three month period ended March 31, 2005 and 2004, respectively.

General and administrative expenses decreased $86 for the three month period ended March 31, 2005 as compared to the same period in 2004. The net decrease was primarily a result of a $205 decrease in the provision for doubtful accounts resulting from the collection of outstanding specific accounts, partially offset by an increase of $95 in compensation and benefits, and an increase of $34 in expenses related to employee recruitment.

Sales and marketing expenses decreased $158 for the three month period ended March 31, 2005 as compared to the same period in 2004. The net decrease was primarily a result of the decrease in severance costs related to the reduction in force in the NYC sales office.

Research and development expenses increased $150 for the three month period ended March 31, 2005 as compared to the same period in 2004. The net increase was primarily a result of the addition of new staff at the Atlanta facility.

Other Income (Expense)

Other income (expense) were $162 and $437 for the three month period ended March 31, 2005 and 2004, respectively. For the three month period ended March 31, 2005 interest expense decreased $69, financing costs decreased $17 and other expenses decreased $16. The decrease in interest expense was a result of the decrease in the interest rate on the note payable to Harris.

The first quarter of 2005 also included a gain of $495 on the sale of abandoned technology.

LIQUIDITY AND CAPITAL RESOURCES

In April 2005 we amended our credit facility which has a maximum credit limit of $5,500. The new facility matures March 31, 2006. The facility bears interest at prime plus 2.0% to 3.0% depending on the Company’s financial results. At March 31, 2005 and December 31, 2004, the Company’s interest rate was 8.75% and 8.25%, respectively. The amount available under this credit facility is subject to restriction based on availability formulas. The availability formulas relate primarily to the eligibility of accounts receivable as part of the Company’s borrowing base. As a result of the foregoing availability restrictions, the amount available under this credit facility as of March 31, 2005 was $95. The credit facility is secured by a lien on substantially all our assets and a pledge of substantially all the capital stock of our subsidiaries.

In March 2005, the Company paid $530 to a related party reducing the outstanding loan balance to $248.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2005, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $173 and $881, respectively, which amounts include interest thereon. We were also in arrears on debt payment and the Note Payable to Tri-Link in the amount of $1,080.

ITEM 6(a).	EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Extension and Amendment of Lease between ARE Sarasota Limited Partnership and Teltronics, Inc. dated March 31, 2005
10.2	New York State Department of Education/DIIT Minibid #2189 Awarded January 31, 2005 to Teltronics, Inc
10.3	Amended Loan and Security Agreement between Teltronics, Inc. and The CIT Group/Business Credit, Inc. dated April 25, 2005

ITEM 6(b). REPORTS ON FORM 8-K
The Company filed two reports on Form 8-K during the quarter ended March 31, 2005. Information regarding the item reported on is as follows:
Date Filed	Item Reported On

February 3, 2005	1.01 Entry Into a Material Definitive Agreement. The Company issued a Press Release announcing it had been awarded a Maintenance Contract with the New York City Board of Education .
March 4, 2005	1.02 Termination of a Material Definitive Agreement. The Company issued a Press Release announcing International Media Network AG was unable to fulfill its obligation to Teltronics.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2005	TELTRONICS, INC. BY: /S/ EWEN R. CAMERON —————————————— Ewen R. Cameron President & Chief Executive Officer
Dated: May 10, 2005	BY: /S/ RUSSELL R. LEE III —————————————— Russell R. Lee III Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Extension and Amendment of Lease between ARE Sarasota Limited Partnership and Teltronics, Inc. dated March 31, 2005
10.2*	New York State Department of Education/DIIT Minibid #2189 Awarded January 31, 2005 to Teltronics, Inc
10.3*	Amended Loan and Security Agreement between Teltronics, Inc. and The CIT Group/Business Credit, Inc. dated April 25, 2005

(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2005.