Form 10-Q
period 2005-06-30
TELTRONICS INC
filed 2005-08-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________________ to _____________________

COMMISSION FILE NUMBER: 0-17893

TELTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	59-2937938 (IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida 34243
(Address of principal executive offices including zip code)

(941) 753-5000
Issuer’s telephone number, including area code

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

As of August 15, 2005, there were 7,874,539 shares of the Registrant’s Common Stock, par value $.001, outstanding.

Exhibit index appears on page 13.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

Current assets:
Cash and cash equivalents	$ 2,348	$ 1,580
Accounts receivable, net of allowance for
doubtful accounts	6,653	5,499
Costs and estimated earnings in excess of billings
on uncompleted contracts	276	342
Inventories, net	4,869	3,858
Other current assets	1,500	382

Total current assets	15,646	11,661

Property and equipment, net	2,933	3,729
Other assets	1,002	1,034

Total assets	$ 19,581	$ 16,424

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt and capital
lease obligations	$ 13,659	$ 4,831
Accounts payable	6,210	5,883
Other current liabilities	5,024	3,869

Total current liabilities	24,893	14,583

Long-term liabilities:
Long-term debt and capital lease obligations,
net of current portion	128	7,885
Commitments and contingencies
Shareholders' deficiency:
Capital stock	8	8
Additional paid-in capital	24,302	24,301
Accumulated deficit and other comprehensive loss	(29,750)	(30,353)

Total shareholders' deficiency	(5,440)	(6,044)

Total liabilities and shareholders' deficiency	$ 19,581	$ 16,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales
Product sales and installation	$ 9,671	$ 9,627	$ 16,285	$ 18,421
Maintenance and service	3,336	2,517	6,515	5,030

	13,007	12,144	22,800	23,451
Cost of goods sold	7,451	7,635	13,034	13,873

Gross profit	5,556	4,509	9,766	9,578

Operating expenses:
General and administrative	1,263	1,278	2,788	2,889
Sales and marketing	1,809	2,190	3,874	4,412
Research and development	945	830	1,959	1,694

	4,017	4,298	8,621	8,995

Income from operations	1,539	211	1,145	583
Other income (expense):
Interest	(395)	(515)	(743)	(949)
Gain on sale of abandoned technology	---	---	495	---
Other	51	3	66	---

	(344)	(512)	(182)	(949)

Income (loss) before income taxes	1,195	(301)	963	(366)
Income taxes	3	1	8	3

Net income (loss)	1,192	(302)	955	(369)

Dividends on Preferred Series B and C Convertible stock	163	158	322	311

Net income (loss) available to common Shareholders	$ 1,029	$ (460)	$ 633	$ (680)

Net income (loss) per share:
Basic	$ 0.13	$ (0.06)	$ 0.08	$ (0.09)
Diluted	$ 0.11	$ (0.06)	$ 0.08	$ (0.09)

Weighted average shares outstanding:
Basic	7,874,539	7,838,686	7,870,826	7,817,178
Diluted	10,905,227	7,838,686	7,960,217	7,817,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Six Months Ended June 30,
	2005	2004

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (455)	$ 469

INVESTING ACTIVITIES - NET	297	(316)

FINANCING ACTIVITIES:
Net borrowings on line of credit	1,394	229
Other	(437)	(141)

Net cash flows provided by financing activities	957	88

Effect of exchange rate changes on cash	(31)	6

Net increase in cash and cash equivalents for the period	768	247

Cash and cash equivalents - Beginning of Period	1,580	146

Cash and cash equivalents - End of Period	$ 2,348	$ 393

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2 — COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$ 1,192	$(302)	$ 955	$(369)
Foreign currency translation	(6)	(1)	(30)	6

Total comprehensive income (loss)	$ 1,186	$(303)	$ 925	$(363)

NOTE 3 — NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income per share	2005	2004	2005	2004
Basic
Net income (loss)	$ 1,192	$ (302)	$ 955	$ (369)
Preferred dividends	(163)	(158)	(322)	(311)

	1,029	(460)	633	(680)

Weighted average shares outstanding	7,874,539	7,838,686	7,870,826	7,817,178
Net income (loss) per share	$ 0.13	$ (0.06)	$ 0.08	$ (0.09)

Diluted
Net income (loss)	$ 1,192	$ (302)	$ 955	$ (369)
Preferred dividends	---	(158)	(322)	(311)
Interest	32	---	---	---

	1,224	(460)	633	(680)

Weighted average shares outstanding	10,905,227	7,838,686	7,960,217	7,817,178
Net income (loss) per share	$ 0.11	$ (0.06)	$ 0.08	$ (0.09)

For the three and six months ended June 30, 2005 and 2004, options to purchase 1,541,350 and 1,664,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2005 and 2004, warrants to purchase 1,190,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 4 — INVENTORIES

The major classes of inventories are as follows:

	June 30, 2005	December 31, 2004
	(Unaudited)
Raw materials	$ 2,920	$ 1,707
Work-in-process	535	759
Finished goods	1,414	1,392

	$ 4,869	$ 3,858

NOTE 5 – SUBSEQUENT EVENTS

On July 6, 2005 the Company entered into a new Revolving Credit, Term Loan and Security Agreement (“Agreement”) under which the Company obtained a $3,000 term loan (“Term Loan”) and was granted an $8,000 revolving credit facility (“Revolver”). Advances under the Revolver are based on a borrowing base formula that provides for, among other things, eligibility based on certain percentages of receivables and inventory. Advances under the Revolver bear interest at prime plus 2.5% while the Term Loan, which is payable in 36 monthly installments based on a six year amortization, bears interest at prime plus 3.5%. Substantially all of the Company’s assets are pledged to secure borrowings under the Agreement.

Under the terms of the Agreement, the Company used approximately $8,100 under the facility to satisfy the Company’s debt under its previous line of credit facility and its Secured Promissory Note. The Company recognized a gain of $3,622 or $0.46 per basic share on the extinguishment of the Secured Promissory Note.

The Company also issued a warrant to purchase 236,236 Common shares in connection with the Agreement. The warrant is exercisable for a period of up to ten years at a price, which is subject to escalation under certain conditions, of $0.35 per share. The Company recorded a deferred charge of $57 in connection with issuing the warrant which will be amortized over the three year term of the Agreement.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales increased $863 or 7.1% for the three month period ended June 30, 2005 as compared to the same period in 2004. Net sales decreased $651 or 2.8% for the six month period ended June 30, 2005 as compared to the same period in 2004. The three month increase is primarily the result of a shift in customer demands from the first quarter to the second quarter. The decrease in sales for the six months ending June 30, 2005 is primarily attributable to the ongoing downturn in the Intelligent Systems Management market as customers switch from the Time Division Multiplexing technology to the Internet Protocol technology.

Gross profit margin for the three month period ended June 30, 2005 and 2004 was 42.7% and 37.1%, respectively. Gross profit margin for the six month period ended June 30, 2005 and 2004 was 42.8% and 40.8%, respectively. Gross profit margin percentage is driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4,017 and $4,298 for the three month period ended June 30, 2005 and 2004, respectively.

General and administrative expenses decreased $15 for the three month period ended June 30, 2005 as compared to the same period in 2004. The net decrease was primarily the result of a $45 decrease in depreciation expense, a $27 decrease in employee recruitment, and $62 decrease in auditing and legal fees, partially offset by an increase of $41 in the provision for doubtful accounts, an increase of $31 in rent, and an increase of $32 temporary help.

Sales and marketing expenses decreased $381 for the three month period ended June 30, 2005 as compared to the same period in 2004. The net decrease was primarily the result of a $87 decrease in depreciation expense, an $85 decrease in commissions, a $53 decrease in travel and entertainment, and a $140 decrease associated with a change in facilities in the NYC sales office.

Research and development expenses increased $115 for the three month period ended June 30, 2005 as compared to the same period in 2004. The net increase was primarily a result of the addition of new staff at the Atlanta facility.

Operating expenses were $8,621 and $8,995 for the six month period ended June 30, 2005 and 2004, respectively.

General and administrative expenses decreased $101 for the six month period ended June 30, 2005 as compared to the same period in 2004. The net decrease was primarily the result of a $85 decrease in depreciation expense, and a $165 decrease in the provision for doubtful accounts resulting from the collection of outstanding specific accounts. These are partially offset by an increase of $60 in auditing and legal fees, and an increase of $82 in compensation and employee fringe expenses.

Sales and marketing expenses decreased $538 for the six month period ended June 30, 2005 as compared to the same period in 2004. The net decrease was primarily a result of the decrease in severance costs of $114 related to the reduction in force in the NYC sales office, a decrease of $80 in commission expense, a $144 reduction in depreciation expense, and a $196 decrease in rent expense associated with the change in facility in NYC.

Research and development expenses increased $265 for the six month period ended June 30, 2005 as compared to the same period in 2004. The net increase was primarily a result of the addition of new staff at the Atlanta facility, offset by a $38 reduction in depreciation expense.

Other Income (Expense)

Other expense was $344 and $512 for the three month period ended June 30, 2005 and 2004, respectively. For the three month period ended June 30, 2005 interest expense decreased $33, financing costs decreased $84 and other expenses decreased $48. The decrease in interest expense was a result of the decrease in the interest rate on the note payable to Harris Corporation.

Other expense was $182 and $949 for the six month period ended June 30, 2005 and 2004, respectively. For the six month period ended June 30, 2005 interest expense decreased $104, financing costs decreased $99 and other expenses decreased $66. The decrease in interest expense was a result of the decrease in the interest rate on the note payable to Harris Corporation.

The six month period ended June 30, 2005 also included a gain of $495 on the sale of abandoned technology.

LIQUIDITY AND CAPITAL RESOURCES

In April 2005 we amended our former credit facility to extend the maturity of the facility until March 31, 2006. The Company’s interest rate under the facility was 9.0% at June 30, 2005 and 8.25% at December 31, 2004.

In July 2005, the Company entered into a new Revolving Credit, Term Loan and Security Agreement (“New Agreement”) under which the Company obtained a $3,000 term loan (“Term Loan”) and was granted an $8,000 revolving credit facility (“Revolver”). Advances under the Revolver are based on a borrowing base formula that provides for, among other things, eligibility based on certain percentages of receivables and inventory. Advances under the Revolver bear interest at prime plus 2.5% while the Term Loan, which is payable in 36 monthly installments based on a six year amortization, bears interest at prime plus 3.5%. Substantially all of the Company’s assets are pledged to secure borrowings under the New Agreement.

Under the terms of the New Agreement, the Company used approximately $8,100 under the facility to satisfy the Company’s debt under its previous line of credit facility and its Secured Promissory Note. The Company recognized a gain of $3,622 or $0.46 per basic share on the extinguishment of the Secured Promissory Note.

The Company also issued a warrant to purchase 236,236 Common shares in connection with the New Agreement. The warrant is exercisable for a period of up to ten years at a price, which is subject to escalation under certain conditions, of $0.35 per share. The Company recorded a deferred charge of $57 in connection with issuing the warrant which will be amortized over the three year term of the New Agreement.

In February 2005, an entity controlled by a Director of the Company provided a $750 loan to the Company. In March 2005, the Company paid $530 to the entity and in June 2005 the remainder of the loan was repaid.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2005, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $173 and $1,000, respectively, which amounts include interest thereon.

We were also in arrears on the Note Payable to Tri-Link Technologies Inc. ("Tri-Link") in the amount of $1,260. Teltronics has contested the claims of Tri-Link in an arbitration scheduled for hearing in September, 2005 under the auspices of the International Centre for Dispute Resolution of the American Arbitration Association, in which Teltronics has contended that all or some of the claims by Tri-Link are without merit. As well, Teltronics has asserted counterclaims in this arbitration and commenced an action in the Untied State District Court (M.D. FL) against Hargan-Global Ventures, Inc., a shareholder of Tri-Link, for damages related to the Tri-Link matter.

ITEM 6.   EXHIBITS

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

Dated: August 15, 2005	TELTRONICS, INC. By: /s/ EWEN R. CAMERON —————————————— Ewen R. Cameron President & Chief Executive Officer
Dated: August 15, 2005	By: /s/ RUSSELL R. LEE III —————————————— Russell R. Lee III Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2005.