Form 10-K/A
period 2004-12-31
TELTRONICS INC
filed 2005-11-10
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

TELTRONICS, INC.
Dated: November 10, 2005	By: /s/ Russell R. Lee III Russell R. Lee III Vice President Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	November 10, 2005
/s/ Russell R. Lee III Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	November 10, 2005
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	November 10, 2005
/s/ Carl S. Levine Carl S. Levine	Director	November 10, 2005
/s/ Gregory G. Barr Gregory G. Barr	Director	November 10, 2005
/s/ Richard L. Stevens Richard L. Stevens	Director	November 10, 2005

EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
4.1	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 5 to Teltronics' Form 8-K filed October 7, 1996.
4.2	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.1 to Teltronics' Form 8-K filed March 9, 1998.
4.3	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.2 to Teltronics' Form 8-K filed March 9, 1998.
4.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on March 27, 2002. Filed as Exhibit 3.6 to Teltronics' Form 10-K filed April 1, 2002.
4.5	Amended Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on April 29, 2002. Filed as Exhibit 3 to Teltronics' Form 10-Q filed August 14, 2002.
10.1	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.4 to Teltronics' Form 8-K filed March 9, 1998.
10.2	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.5 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.6 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.8 to Teltronics' Form 8-K filed March 9, 1998.
10.6	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.9 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 19, 1998.
10.8	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.9	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.10	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.11	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.
10.12	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.

10.13	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.14	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.15	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.16	Amendment to Agreement of Sale dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.17	Asset Sale Agreement dated June 30, 2000 by and between Teltronics, Inc. and Harris Corporation. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed July 12, 2000.
10.18	Amended Agreement dated October 30, 2000 between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Teltronics' Form 10-Q filed November 13, 2000.
10.19	Amended and Restated Employment Agreement between the Company and Ewen R. Cameron dated August 31, 2002 Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 13, 2001.
10.20	Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 13, 2001.
10.21	Amended, Restated and Consolidated Secured Promissory Note restated as of March 28, 2002 delivered to Harris Corporation. Filed as Exhibit 10.21 to Teltronics' Form 10-K filed April 1, 2002.
10.22	Third Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered May 2, 2002 by Teltronics, Inc. to Finova Mezzanine Capital, Inc. f/k/a/ Sirrom Capital Corporation. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 14, 2002.
10.23	Amended and Restated Stock Purchase Warrant covering 525,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 14, 2002.
10.24	Amended and Restated Stock Purchase Warrant covering 365,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed August 14, 2002.
10.25	Employment Agreement between the Company and Patrick G. Min dated September 9, 2002. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 14, 2002.
10.26	Employment Agreement between the Company and Robert B. Ramey dated September 9, 2002. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 14, 2002.
10.27	Thirteenth Amendment to Loan and Security Agreement dated October 16, 2002 between The CIT Group/Business Credit, Inc. and Teltronics. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed November 14, 2002.
10.28	First Amendment to Loan and Security Agreement, Fourth Amended and Restated Senior Secured Promissory Note and Pledge and Security Agreement dated September 30, 2002 between Finova Mezzanine Capital Inc. and Teltronics, Inc. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed November 14, 2002.
10.29	Secured promissory note for $2,250,000 aggregate principal amount issued by Teltronics, Inc. in favor of Tri-Link Technologies, dated as of June 4, 2003.
10.30	Second Amendment to Loan and Security Agreement and Fifth Amended and Restated Senior Secured Promissory Note dated September 9, 2003 between Teltronics, Inc. and Finova Mezzanine Capital Inc. Filed as Exhibit 10 to Form 10-Q filed November 14, 2003.
10.31	Patent Transfer Agreement dated August 16, 2004 by and between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Form 10-Q filed August 16, 2004.
10.32	Investment Agreement between Teltronics, Inc. and International Media Network AG dated October 19, 2004. Filed as Exhibit 10.1 to Form 10-Q filed November 15, 2004.
10.33	Share Exchange Agreement between International Media Network AG and Norman R. Dobiesz dated October 19, 2004. Filed as Exhibit 10.2 to Form 10-Q filed November 15, 2004.
14	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
21*	List of Subsidiaries.

23*	Consent of Independent Registered Certified Public Accountants, Ernst & Young LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Financial Officer.
32.1*	United States Code (18 U.S.C. 1350), executed by the Chief Executive Officer and the Chief Financial Officer.

_____
(*)      Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.