Form 10-Q/A
period 2005-03-31
TELTRONICS INC
filed 2005-11-10
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Dated: November 10, 2005	TELTRONICS, INC. BY: /S/ EWEN R. CAMERON —————————————— Ewen R. Cameron President & Chief Executive Officer
Dated: November 10, 2005	BY: /S/ RUSSELL R. LEE III —————————————— Russell R. Lee III Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Extension and Amendment of Lease between ARE Sarasota Limited Partnership and Teltronics, Inc. dated March 31, 2005
10.2*	New York State Department of Education/DIIT Minibid #2189 Awarded January 31, 2005 to Teltronics, Inc
10.3*	Amended Loan and Security Agreement between Teltronics, Inc. and The CIT Group/Business Credit, Inc. dated April 25, 2005

(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2005.