Form 10-Q
period 2005-09-30
TELTRONICS INC
filed 2005-11-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________________ to _______________________________

COMMISSION FILE NUMBER:   0-17893

TELTRONICS, INC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	59-2937938 (IRS Employer Identification Number)

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

As of November 14, 2005, there were 8,636,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 13.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$237	$1,580
Accounts receivable, net of allowance for
doubtful accounts	6,565	5,499
Costs and estimated earnings in excess of billings
on uncompleted contracts	793	342
Inventories, net	5,384	3,858
Other current assets	1,732	382

Total current assets	14,711	11,661

Property and equipment, net	2,659	3,729
Other assets	998	1,034

Total assets	$18,368	$16,424

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Current portion of long-term debt and capital
lease obligations	$7,260	$4,831
Accounts payable	5,805	5,883
Other current liabilities	4,866	3,869

Total current liabilities	17,931	14,583

Long-term liabilities:
Long-term debt and capital lease obligations,
net of current portion	2,526	7,885
Commitments and contingencies
Shareholders' deficiency:
Capital stock	8	8
Additional paid-in capital	24,360	24,301
Accumulated deficit and other comprehensive loss	(26,457)	(30,353)

Total shareholders' deficiency	(2,089)	(6,044)

Total liabilities and shareholders' deficiency	$18,368	$16,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales
Product sales and installation	$7,865	$9,076	$24,150	$27,497
Maintenance and service	2,949	2,551	9,464	7,581

	10,814	11,627	33,614	35,078
Cost of goods sold	6,532	6,857	19,566	20,730

Gross profit	4,282	4,770	14,048	14,348
Operating expenses:
General and administrative	1,606	1,442	4,394	4,331
Sales and marketing	1,916	1,970	5,790	6,382
Research and development	986	761	2,945	2,455

	4,508	4,173	13,129	13,168

Income from operations	(226)	597	919	1,180

Other income (expense):
Interest	(231)	(357)	(974)	(1,306)
Non operating gains	3,958	1,236	4,519	1,236

	3,727	879	3,545	(70)

Income before income taxes	3,501	1,476	4,464	1,110
Income taxes	17	2	25	5

Net income	3,484	1,474	4,439	1,105

Dividends on Preferred Series B and C
Convertible stock	163	156	485	467

Net income available to common
Shareholders	3,321	1,318	3,954	638

Net income per share:
Basic	$0.42	$0.17	$0.50	$0.08
Diluted	$0.32	$0.13	$0.42	$0.08

Weighted average shares outstanding:
Basic	7,880,806	7,858,496	7,874,143	7,831,051
Diluted	10,874,280	11,120,520	10,883,415	8,917,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Nine Months Ended September 30,
	2005	2004
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$ (2,455)	$ 152

INVESTING ACTIVITIES - NET	260	(451)

FINANCING ACTIVITIES:
Net borrowings on line of credit	2,617	1,531
Other	(1,707)	(480)

Net cash flows provided by (used in) financing activities	910	1,051

Effect of exchange rate changes on cash	(58)	11

Net (decrease) increase in cash and cash equivalents for the period	(1,343)	763

Cash and cash equivalents - Beginning of Period	1,580	146

Cash and cash equivalents - End of Period	$ 237	$ 909

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$ 3,484	$1,474	$ 4,439	$1,105
Foreign currency translation	(46)	5	(76)	11

Total comprehensive income	$ 3,438	$1,479	$ 4,363	$1,116

NOTE 3 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income per share	2005	2004	2005	2004
Basic
Net income	$ 3,484	$ 1,474	$ 4,439	$ 1,105
Preferred dividends	(163)	(156)	(485)	(467)

	3,321	$ 1,318	3,954	638

Weighted average shares outstanding	7,880,806	7,858,496	7,874,143	7,831,051
Net income per share	$ 0.42	$ 0.17	$ 0.50	$ 0.08

Diluted
Net income	$ 3,484	$ 1,474	$ 4,439	$ 1,105
Preferred dividends	---	---	---	(467)
Interest	32	11	97	32

	3,516	1,485	4,536	670

Weighted average shares outstanding	10,874,280	11,120,520	10,883,415	8917,101
Net income per share	$ 0.32	$ 0.13	$ 0.42	$ 0.08

For the three and nine months ended September 30, 2005 and 2004, options to purchase 1,526,850 and 1,078,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2005 and 2004, warrants to purchase 536,236 and 1,190,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2005	December 31, 2004
	(Unaudited)
Raw materials	$ 3,124	$ 1,707
Work-in-process	870	759
Finished goods	1,390	1,392

	$ 5,384	$ 3,858

NOTE 5 - NON OPERATING GAINS

In July 2005, the Company entered into a new $11,000 Revolving Credit, Term Loan and Security Agreement. Under the terms of the agreement, the Company used approximately $8,100 under the facility to satisfy the Company's debt under its previous line of credit facility and its Secured Promissory Note. In addition, the Company recognized a gain of $3,959 on the extinguishment of the Secured Promissory Note.

On October 12, 2005, the Company entered into a settlement agreement ("Agreement") with Tri-Link Technologies Inc. ("Tri-Link") and Hargan-Global Ventures Inc. under which all arbitration and legal proceedings between the parties were settled and mutual releases were exchanged. Under the Agreement, the Company paid $1,000 and issued 750,000 restricted shares of the Company's Common Stock and a $750 note to Tri-Link in exchange for the Company's original promissory note in the amount of $2,250.

This new note, which matures in October 2008, requires monthly payments of principal and interest, at an annual rate of eight percent (8%) and is secured by a first lien on the software acquired from Tri-Link.

To facilitate the Agreement, the Company borrowed $250,000 from an affiliate controlled by one of the Company's directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company's Common Stock and/or shares of any of the Company's existing or future preferred stock.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $813 or 7.0% for the three month period ended September 30, 2005 as compared to the same period in 2004. Net sales decreased $1,464 or 4.2% for the nine month period ended September 30, 2005 as compared to the same period in 2004. The sales decrease for the three months ended September 30, 2005 is primarily due to a decrease in non-recurring projects. The decrease in sales for the nine months ended September 30, 2005 is attributable to the ongoing downturn in the Intelligent Systems Management market as customers switch from the Time Division Multiplexing technology to the Internet Protocol technology in addition to positive and negative sales fluctuations due to the sporadic nature of non-recurring projects.

Gross profit margin for the three month period ended September 30, 2005 and 2004 was 39.6% and 41.0%, respectively. Gross profit margin for the nine month period ended September 30, 2005 and 2004 was 41.8% and 40.9%, respectively. Gross profit margin percentage is driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4,508 and $4,173 for the three month period ended September 30, 2005 and 2004, respectively.

General and administrative expenses increased $164 for the three month period ended September 30, 2005 as compared to the same period in 2004. The net increase was primarily the result of a $174 increase in compensation and fringe expense, a $54 increase in employee recruitment, and $53 increase in legal fees, partially offset by a decrease of $76 in the provision for doubtful accounts, a decrease of $23 in public entity expense, and a $45 decrease in depreciation expense.

Sales and marketing expenses decreased $54 for the three month period ended September 30, 2005 as compared to the same period in 2004. The net decrease was primarily the result of a $116 decrease in depreciation expense, a $39 decrease in rents associated with a change in facility in the NYC area, and a $43 decrease in travel and tradeshow expense, offset by a net increase of $100 in compensation expense primarily attributed to commission expense and a $37 increase in temporary labor.

Research and development expenses increased $225 for the three month period ended September 30, 2005 as compared to the same period in 2004. The increase was primarily the result of a $156 increase in compensation, a $19 increase in recruiting, a $29 increase in supplies, and a $26 increase in depreciation.

Operating expenses were $13,129 and $13,168 for the nine month period ended September 30, 2005 and 2004, respectively.

General and administrative expenses increased $63 for the nine month period ended September 30, 2005 as compared to the same period in 2004. The net increase was primarily the result of a $256 increase in compensation, a $57 increase in recruiting, and a $112 increase in legal expenses, offset with a $241 decrease in the provision for doubtful accounts resulting from the resolution of outstanding specific accounts, and a decrease of $131 in depreciation expense.

Sales and marketing expenses decreased $592 for the nine month period ended September 30, 2005 as compared to the same period in 2004. The net decrease was primarily a result of the decrease in compensation costs of $153, a $261 reduction in depreciation expense, and a $235 decrease in rent expense associated with the change in facility in NYC. These decreases are offset with an increase of $84 in temporary labor. ` Research and development expenses increased $490 for the nine months period ended September 30, 2005 as compared to the same period in 2004. The net increase was primarily the result of $484 additional compensation, and recruiting expense associated with new staff.

Other Income (Expense)

Other income (expense) was $3,727 and $879 for the three month period ended September 30, 2005 and 2004, respectively. For the three month period ended September 30, 2005 interest expense decreased $126, as a result of the settlement of the note payable to Harris Corporation. Gain on sale of abandoned property decreased $1,234 based on the prior year gain on the patent transfer agreement. Other income increased $3,956 which is gain recognized on the extinguishment of the secured promissory note,

Other income (expense) was $3,535 and $(70,000) for the nine month period ended September 30, 2005 and 2004, respectively. For the nine month period ended September 30, 2005 interest expense decreased $332, as a result of the decrease in the interest rate and ultimate settlement of the note payable to Harris Corporation. Gain on sale of abandoned property decreased $739, the prior year gain on the patent transfer agreement offset by the current year gain on the sales of abandoned technologies. Other income increased $4,022 which is primarily the gain recognized on the extinguishment of the secured promissory note,

LIQUIDITY AND CAPITAL RESOURCES

In July 2005, the Company entered into a new Revolving Credit, Term Loan and Security Agreement under which the Company obtained a $3,000 Term Loan and was granted an $8,000 revolving credit facility (Revolver). Advances under the Revolver are based on a borrowing base formula that provides for among other things eligibility based on certain percentages of receivables and inventory. Advances bear interest at prime plus 2.5% (9.0% at September 30, 2005) while the Term Loan, which is payable in 36 installments based on a six year amortization, bears interest at prime plus 3.5% (10.0% at September 30, 2005). Substantially all of the Company's assets are pledged to secure the borrowings under the this agreement. The amount available under this credit facility based on availability formulas as of September 30, 2005 was $1,162. At December 31, 2004, the Company's interest rate 8.25%.

During the nine month period ended September 30, 2005, the Company paid $750 to a related party reducing the outstanding loan balance to $0.

In October 2005, the Company entered into a settlement agreement ("Agreement") with Tri-Link Technologies Inc. ("Tri-Link") and Hargan-Global Ventures Inc. under which arbitration proceedings between the parties was settled and mutual releases were exchanged. Under the Agreement, the Company paid $1,000,000 and issued 750,000 shares of the Company's Common Stock and a $750,000 note to Tri-Link in exchange for the Company's original promissory note in the amount of $2,250,000.

This new note, which matures in October 2008, requires monthly payment principal and interest, at an annual rate of eight percent (8%) and is secured by a first lien on the software acquired from Tri-Link.

To facilitate the Agreement, the Company borrowed $250,000 from an affiliate controlled by one of the Company's directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company's Common Stock and/or shares of any of the Company's existing or future preferred stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See information contained in Form 8-K dated October 17, 2005.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

See information contained in Form 8-K dated October 17, 2005 and July 12, 2005.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2005, we were in arrears on dividend payments on our Series B and Series C Preferred Stock in the amounts of $181 and $1,128, respectively, which amounts include interest thereon.

We were also in arrears on the Note Payable to Tri-Link Technologies Inc. ("Tri-Link") in the amount of $1,440. As more fully described in PART I - ITEM 2 LIQUIDITY AND CAPITAL RESOURCES, this note was returned to the Company in October 2005 as part of a settlement agreement with Tri-Link.

ITEM 6.   EXHIBITS

10.1	Settlement Agreement and Mutual Release among Teltronics, Inc., Tri-Link Technologies Inc., and Hargan-Global Ventures Inc. dated October 12, 2005.
10.2	Promissory Note of Teltronics, Inc. in the principal amount of $750,000 dated October 12, 2005 delivered to Tri-Link Technologies Inc.
10.3	Promissory Note of Teltronics, Inc. in the principal amount of $250,000 dated October 12, 2005 delivered to Dove Ventures, Ltd.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005	TELTRONICS, INC. By: /s/ EWEN R. CAMERON —————————————— Ewen R. Cameron President & Chief Executive Officer
Dated: November 14, 2005	By: /s/ RUSSELL R. LEE III —————————————— Russell R. Lee III Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Settlement Agreement and Mutual Release among Teltronics, Inc., Tri-Link Technologies Inc., and Hargan-Global Ventures Inc. dated October 12, 2005.
10.2*	Promissory Note of Teltronics, Inc. in the principal amount of $750,000 dated October 12, 2005 delivered to Tri-Link Technologies Inc.
10.3*	Promissory Note of Teltronics, Inc. in the principal amount of $250,000 dated October 12, 2005 delivered to Dove Ventures, Ltd.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________ (*) Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2005.