Form 10-K
period 2005-12-31
TELTRONICS INC
filed 2006-03-30
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Yes [    ] No [ X ]

The aggregate market value on the OTC Bulletin Board of the Registrant’s common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics’ most recently completed second fiscal quarter (June 30, 2005), was approximately $1,493,896. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 23, 2006, 8,636,539 shares of the Registrant’s common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 60-62.

i

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

        The Company’s operations are classified into three reportable segments, Teltronics, Inc., Teltronics Limited (“UK”) and Mexico. Operating segment data for 2005, 2004 and 2003 are summarized in Note 16 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

Our Financial Condition

        The Company has generated operating profits and net income in the last two years. While net sales have been relatively flat over the past three years the Company’s efforts to reduce operating costs since 2001 has had a positive impact on its annual results. The seasonality of the business continues to have a negative impact on the Company’s quarterly results with eight out of the last twelve quarters reflecting net losses.

        During 2005 the Company implemented several actions to improve its balance sheet. In July the Company entered into a new Revolving Credit, Term Loan and Security Agreement (“Agreement”) under which the Company obtained a three year $3,000 term loan and was granted an $8,000 revolving credit facility. Under the terms of the Agreement, the Company used approximately $8,100 under the facility to satisfy the Company’s debt under its previous line of credit and a secured promissory note. The Company recognized a gain of $3,897 or $0.48 per share on the satisfaction of the secured promissory note.

        In October 2005, the Company entered into a Settlement Agreement (“Settlement Agreement”) with Tri-Link Technologies Inc. (“Tri-Link”) under which all arbitration and legal proceedings were settled. Under the Settlement Agreement, the Company paid $1,000 and issued 750,000 restricted shares of the

Company’s Common Stock and a $750 note to Tri-Link in exchange for the Company’s original promissory note in the amount of $2,250. The Company recognized a gain of $211 on the transaction.

        In addition to the foregoing actions, we have been actively seeking additional capital and considering ways to further enhance our capital structure. There is no assurance; however, that we will successfully consummate any such capital raising transaction.

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

TELTRONICS, INC. SEGMENT

Intelligent Systems Management

        In the early 1980‘s, telecommunications sales and service providers were looking for ways to differentiate themselves. Competitive pressures significantly eroded margins on sales of equipment, and interconnects began to concentrate more on service to address decreasing sales and margins. This initiative led to the development of enhanced service offerings to their customers, and the Teltronics alarms monitoring, or Intelligent Systems Management (“ISM”) product line was designed to capitalize on this strategy. The ISM products maintained a leadership role in alarms monitoring for voice networks throughout the ‘80‘s and ‘90‘s, but the new century ushered in new technologies and the convergence of voice communications and data communications gained momentum. This convergence is accelerating and the ISM Product line is adapting to the changes.

        This convergence is presenting a new wave of challenges to service companies and end users as they struggle to manage an entirely new generation of products. The current focus of Teltronics’ ISM business unit is to adapt our marketing and product strategy to take advantage of these service opportunities and maintain a leadership position in this market. In addition, we are enhancing the product line to expand into the government and industrial markets.

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

         Products.     The ISM product line consists of two major components…Remote Agents and a Management Information System (“MIS”). Together these products create an integrated approach to monitoring the health of a diverse population of customer systems. Central to the ISM product strategy is vendor independence, since few customers have a homogenous population of systems to manage. Combining the ISM products with professional services, we offer a total solution for managing voice and data systems that are critical to the success of enterprises in the 21st century.

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

        For more than a decade, the Site Event Buffer-II® (“SEB-II”) has been the workhorse Remote Agent in the ISM stable. During that time more than 100,000 units have been installed worldwide. The SEB-II was designed primarily for monitoring voice communications systems that were not network-enabled. This product will be phased out of the product line at the end of the year. The Site Event Buffer Enterprise Agent® (“SEBea®”), introduced in the fourth quarter of 2002, is the third generation of Remote Agent in the ISM product line. The SEBea is designed around a significantly more powerful computing engine and is network enabled to allow management of voice, data, and converged systems. The SEBea supports all features of previous generations of SEB products while offering services such as a Simple Network Protocol (“SNMP”) Proxy Agent, SNMP Segment Manager and greatly expanded environmental monitoring through a range of internal sensors. In addition, the SEBea can monitor up to eight directly attached elements (serial) and a wide range of network elements (Ethernet/IP/SNMP). Recently introduced, NET-PATH® and NET-PATHm™, are fifth generation ISM agents. NET-PATH is housed in a streamlined, robust, IU metal chassis similar to a routers and other data communications equipment. NET-PATHm is specifically designed for entry level applications and is priced aggressively to capture new business. Both agents deliver all the same features as the SEBea.

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

        A new 512 port IXP shelf will be introduced mid year. The new shelf can be used with exiting or new 20-20 IXP systems. This new shelf will reduce the number of shelves required to reach system maximum capacity by 50%, reducing system costs to better compete in the more competitive traditional PBX applications.

Voice Over Internet Protocol (“VoIP”)

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

        Cypreon is fully compatible with Session Initiation Protocol “SIP”. A new family of SIP phones will be introduced in the second quarter of 2006, to augment our own executive phones.

        20-20™ Switching Systems. The Company continues to invest in engineering development to maintain and expand capabilities to include IP Telephony convergence. With the introduction of IP Telephony gateways, the more than 15,000 20-20 end users can upgrade their systems, allowing them to retain the existing 20-20 system investments.

        CERATO™, a new family of products, will be introduced in the second quarter of 2006. The new family will include a number of VoIP remote gateways that will support Analog, Digital and VoIP subscribers as well as Analog and Digital Trunks. These gateways will be used to provide cost effective communications between home office and remote offices using the latest VoIP technologies. This new family of products will also include a family of CERATO communications terminals that support terminations to traditional Digital Subscriber cards as well as VoIP networks. These new communication terminals will be introduced at the end of the second quarter. A new family of high density communication blades will be introduced along with a new high density CERATO communications server. The high density blades will support 128 Direct VoIP terminations, 4 T1/E1 Digital trunks, 32 Analog Subscribers, 32 Digital Subscribers, 32 Analog LS/GS trunks. An embedded SIP server will be included in the CERATO family gateways and communications servers.

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

Backlog

        The Company’s backlog at December 31, 2005 was approximately $14,610, as compared to $14,600 at December 31, 2004. The Company’s backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements. Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

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

	Years Ended Decmeber 31,
	2005	2004	2003
New York City Department of Education	19%	14%	17%
IBM	10%	12%	14%
Nielsen Media Research	7%	10%	13%

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

Research and Product Development

        The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company’s research and development expenditures during the fiscal years ended December 31, 2005, 2004 and 2003 were $3,673, $3,114 and $4,191, respectively.

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

Employees

        As of December 31, 2005, the Company employed 256 personnel.

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

        Our lease expires in February 2011. Our lease also includes an additional single story building located in the same vicinity. This building consists of approximately 7,500 square feet.

        We lease a facility in Whitestone, New York that is the base of our technical support group. This lease expires in August 2010.

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

        In October 2005, the Company entered into a Settlement Agreement with Tri-Link Technologies Inc. and Hargan-Global Ventures, Inc. under which all arbitration and legal proceedings between the parties were settled and mutual releases were exchanged. See “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

        At the Company’s annual shareholder meeting in November 2005, a representative of FGC Holdings Ltd. (“FGC”) was appointed to the Company’s Board of Directors by the holder of its Series B Preferred Stock. The appointment concludes, with the exception of a request by FGC that the Company pay its attorney fees which is still pending, the litigation initiated by FGC against the Company.

        The Company was a party to a lawsuit filed in the State of New York alleging that the various defendants who entered into contracts with the New York Department of Education, did not insure that a subcontractor paid its employees in accordance with the prevailing wage rate required by the State of New York. In October 2005, the parties entered into a Settlement, Covenant Not to Sue and Release Agreement. The Company was not required to pay any damages under this agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Teltronics, Inc. held its Annual Meeting of Stockholders at its principal office of the Corporation at 2150 Whitfield Industrial Way, Sarasota, Florida 34243 on November 17, 2005.

        The following nominees were duly elected as directors of the Corporation to serve until the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified: Ewen R. Cameron, Norman R. Dobiesz, Gregory G. Barr and Richard L. Stevens.

        The appointment of Kirkland, Russ, Murphy & Tapp, P.A. as independent certified public accountants for the Corporation’s 2005 fiscal year was ratified with 46,774,807 votes in favor, 12,318 votes opposed and 14,730 abstentions.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock currently trades on the OTC Bulletin Board under the symbol “TELT.” The following table sets forth, for the fiscal quarters indicated the high and low bid quotations for the Company’s common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	COMMON STOCK
	2005		2004
	High	Low	High	Low
PERIOD
1st Quarter	$ 0.65	$ 0.36	$ 0.95	$ 0.38
2nd Quarter	0.43	0.30	0.70	0.20
3rd Quarter	1.00	0.27	0.29	0.14
4th Quarter	0.99	0.36	0.62	0.15

        On March 23, 2006, the last reported sales price for the Company’s common stock as reported on the OTC Bulletin Board was $0.43 per share. As of March 23, 2006, there were approximately 496 shareholders of record of the Company’s common stock.

        The Company historically has not paid cash dividends on its common stock. The Company intends to retain all of its earnings for the future operation and growth of its business and does not intend to pay cash dividends in the foreseeable future. Additionally, certain covenants in our financing agreements restrict the payment of cash dividends.

        In July 2005, the Company issued a warrant to purchase 236,236 Common shares in connection with a new revolving credit and term loan facility, more fully discussed in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. The warrant is exercisable for a period of up to ten years at a price, which is subject to escalation under certain conditions, of $0.35 per share. The Company recorded a deferred charge of $57 in connection with issuing the warrant which is being amortized over the three year term of the new agreement.

        In October 2005, the Company also issued 750,000 restricted shares of Common Stock in connection with a Settlement Agreement discussed more fully in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Previously, in October 2003, the Company had issued 375,000 shares of Common stock to one of the parties to the Settlement Agreement as consideration for the conversion of $83 of the Company’s obligation to Tri-Link. As a result of the conversion, the Company’s quarterly principal installment was reduced to $180.

        A warrant, issued to the holder of a senior secured promissory note, to purchase 890,000 shares of Common Stock at $1.00 per share expired in February 2005.

        The Company has 12,625 shares of Preferred Series B Convertible stock outstanding at December 31, 2005 and 2004. The Preferred Series B Convertible stock provides for a $16 per share annual dividend, payable quarterly and increasing to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,427 common shares. The Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director.

        The Company has 40,000 shares of Preferred Series C Convertible stock outstanding at December 31, 2005 and 2004. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

        In connection with a financial advisory and investment banking agreement entered into in September 2002, the Company issued a warrant to purchase 300,000 shares of its common stock at an exercise price of $1.00 per share. The exercise period of the warrants is five years.

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

	2005	2004	2003		2002	2001
Statement of Operations Data:
Net sales	$ 46,229	$ 46,045	$ 46,884		$ 54,387	$ 64,091
Gross profit:	19,005	18,272	18,287		19,644	21,236
Recurring operating expense	16,990	17,320	19,883		22,661	25,817
Impairment of fixed assets	1,583	---	---		---	---

Total operating expenses	18,573	17,320	19,883		22,661	25,817

Income (loss) from operations	432	952	(1,596)		(3,017)	(4,581)

Other income (expense):
Interest	(1,263)	(1,640)	(1,675)		(1,601)	(2,015)
Non-operating gains	4,689	1,234	(25)		24	(18)

Total other income (expense)	3,426	(406)	(1,700)		(1,577)	(2,033)

Net income (loss)	$ 3,816	$ 539	$ (3,303)		$ (4,609)	$ (6,650)

Net income (loss) available to common shareholders	$ 3,168	$ (85)	$ (3,905)		$ (5,111)	$ (6,802)

Net income (loss) per share:
Basic	$ 0.39	$ (0.01)	$ (0.54)		$ (0.93)	$ (1.38)

Diluted	$ 0.36	$ (0.01)	$ (0.54)		$ (0.93)	$ (1.38)

Shares used to compute amount:
Basic	8,041,323	7,831,051	7,297,512		5,482,845	4,932,909
Diluted	10,540,391	7,831,051	7,297,512		5,482,845	4,932,909
Balance Sheet Data:
Working capital (deficiency)	$ (326)	$ (2,922)	$ (10,889)		$ 1,187	$ 4,737
Total assets	16,980	16,424	16,320		18,149	26,293
Line of credit, current portion of
long-term debt and capital
lease obligations	5,967	4,831	11,250	(1)	2,193	4,630
Long-term debt and capital lease
obligations, less current
portion	3,081	7,885	1,383		8,642	9,036
Total shareholders' equity
(deficiency)	$ (2,586)	$ (6,044)	$ (6,124)		$ (2,609)	$ (1,964)

(1)    Reflects notes payable in default as of December 31, 2003.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

        This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report on Form 10-K.

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

General Overview

        The Company focuses on three major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to service companies to enable them to be pro-active in maintaining their systems. Typical service companies are companies such as Verizon, NextiraOne (formerly Williams Communications), Southwestern Bell (new AT&T), Telus and BellSouth. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new service company customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II’s or an SEBea, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in research and development to develop, not only next generation versions of the centralized Windows® NT based software (IRISnGEN), but also the SEB hardware including NET-PATH®.

        The second telecommunications market is in the Digital Switching Systems arena which involves providing telephone switches to Small and Medium Business Markets (“SMB”) as well as advanced Automatic Call Distribution. The Company’s premier product in this market is the 20-20™ switching system.

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

        The third telecommunications market is VoIP. The Company entered this market in the fourth quarter of 2003 with the introduction of Cypreon. Cypreon combines the power of voice, data and video into a single, robust and feature rich solution. The market focus of this product is the SMB. Cypreon allows these businesses to embrace cost and time saving advances previously reserved for only the largest of corporations.

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

        Turnkey Contracts.    Certain of the Company’s customers purchase equipment on a turnkey basis under which the Company agrees to provide the equipment, install the equipment and train the customers personnel. On those contracts in which the customer accepts ownership of the individual deliverables, a general right of return exists on the deliverable and it is both probable and substantially within the Company’s control to deliver the remaining elements, revenues will be recognized as the customer accepts the deliverables.

        For those customers that only accept multiple deliverable projects at the conclusion of the project, revenue is recognized under either the completed contract method or the percentage-of-completion method depending on the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements. If the percentage-of-completion method is used, revenues and related costs are recognized as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

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

Impairments

        If the carrying value of an asset, including associated intangibles and goodwill, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value.

Inventory obsolescence

        Inventories are stated at the lower of cost or market. In the electronics and telecommunications industry technology changes rapidly and, accordingly, a considerable amount of judgment is used when evaluating inventories for the level of obsolescence.

Results of Operations

        The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross profit:	41.1	39.7	39.0
Recurring operating expense	36.8	37.6	42.4
Impairment of fixed assets	3.4	---	---
Total operating expenses	40.2	37.6	42.4
Income (loss) from operations	.9	2.1	(3.4)
Other income (expense):
Interest	(2.7)	(3.6)	(3.5)
Non-operating gains	10.1	2.7	(0.1)
Total other income (expense)	7.4	(0.9)	(3.6)
Income (loss) before income taxes	8.3	1.2	(7.0)
Provision for income taxes	0.1	---	---
Net income (loss)	8.2%	1.2%	(7.0%)

        The following is a discussion of results of operations for each of the three years ended December 31, 2005, 2004 and 2003. The discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales and Gross Profit Margin (in thousands)

        Net sales increased $184 or .4% for the year ended December 31, 2005 as compared to the same period in 2004. Net sales decreased $840 or 1.8% for the year ended December 31, 2004 as compared to the same period in 2003.

        The increase in net sales for the year ended December 31, 2005 was primarily the result of an increase of $200 in net sales from our UK subsidiary and an increase of $400 in the US offset with a $420 decrease in the Mexico subsidiary. The overall increase in net sales for the year ended December 31, 2005 was primarily the result of improved sales in the 20/20 market, offset by the ongoing downturn in the Intelligent Systems Management market as customers switch from the Time Division Multiplexing technology to the Internet Protocol technology. The decrease in net sales for the year ended December 31, 2004 was primarily the result of the lingering slow down of the domestic telecommunications market which resulted in a net sales decrease of $2,600 in Teltronics and an increase of $1,973 in net sales from the newly acquired Teltronics Ltd. subsidiary.

        Gross profit margin, excluding the effect of the provision for slow moving inventories, for the years ended December 31, 2005, 2004 and 2003 was 41.6%, 41.3% and 41.3%, respectively.

Operating Expenses

        Recurring operating expenses were $16,990, $17,320 and $19,883 for the years ended December 31, 2005, 2004 and 2003, respectively. In October 2005, the Company recorded an additional $1,583 charge for the impairment of assets associated with capitalized software. In June 2003, the Company reduced its work force by approximately 15% to reduce costs. The related severance costs of approximately $175 for the eliminated positions were recorded in June 2003.

2005

        General and administrative expenses decreased $21 for the year ended December 31, 2005 as compared to the same period in 2004. The net decrease for the year ended December 31, 2005 was primarily the result of the following items: (a) a decrease of $112 in legal fees, (b) a decrease of $93 in the provision for doubtful accounts, (c) a $61 decrease in software licensing and support, (d) a decrease of $58 in rent and telephone expense. These decreases were partially offset with a $295 increase in compensation and benefits expenses primarily associated with the replacement of personnel.

        Sales and marketing expenses decreased $322 for the year ended December 31, 2005 as compared to the same period in 2004. The net decrease for the year ended December 31, 2005 was primarily the result of the following items: (a) a $207 decrease in rent and (b) $140 decrease in travel, meals and entertainment, and tradeshows.

        Research and development expenses increased $559 for the year ended December 31, 2005 as compared to the same period in 2004. The net increase for the year ended December 31, 2005 was primarily the result of a $514 increase in wages and benefits related to an increase in headcount.

        Depreciation and amortization expense decreased $546 for the year ended December 31, 2005 as compared to the same period in 2004. The net decrease for the year ended December 31, 2005 was primarily the result of lower asset purchases and older assets becoming fully depreciated.

2004

        General and administrative expenses decreased $625 for the year ended December 31, 2004 as compared to the same period in 2003. The net decrease for the year ended December 31, 2004 was primarily a result of the following items: (a) a $287 decrease in wages and benefits related to the 2003 reduction in force and departure of personnel in 2004, (b) a $200 decrease in the provision for doubtful accounts, (c) a $219 decrease in public company related expenses, (d) an $84 decrease in rent, and (e) a $51 decrease in 401(k) expense. These decreases were partially offset by a $191 increase in professional fees.

        Sales and marketing expenses decreased $684 for the year ended December 31, 2004 as compared to the same period in 2003. The net decrease for the year ended December 31, 2004 was primarily a result of the following items: (a) a $482 decrease in wages and benefits related to the 2003 reduction in force and departure of personnel in 2004, (b) a $335 decrease in commissions, (c) a $199 decrease in telephone, travel, meals and entertainment, (d) a $79 decrease in professional fees, (e) a $77 decrease in advertising and marketing, and (f) a $64 decrease in rent. These decreases were partially offset by a $546 increase in UK expenses that consisted primarily of wages, benefits and professional fees. The increase in UK expenses was a result of the SMARTCALL acquisition effective February 1, 2004.

        Research and development expenses decreased $1,077 for the year ended December 31, 2004 as compared to the same period in 2003. The net decrease for the year ended December 31, 2004 was primarily a result of the following items: (a) a $631 decrease in wages and benefits related to the 2003 reduction in force and departure of personnel in 2004, (b) a $361 decrease in operating supplies at our research facilities, and (c) a $23 decrease in professional fees.

Other Income (Expense)

        For the year ended December 31, 2005, interest expense decreased $377, and non-operating gains increase $3,455 as compared to the same period in 2004. The decrease in interest costs was primarily the result of the restructuring of the debt. The non-operating gain of $4,689 was primarily related to the gain of $3,897 associated with the satisfaction of a secured promissory note, $450 associated with the sale of patents and $211 associated with the settlement of the Tri-link debt.

        For the year ended December 31, 2004, interest expense decreased $35, and other expenses decreased $26 as compared to the same period in 2003. The decrease in financing costs was primarily related to the termination of certain professional services as of December 31, 2003, which was partially offset by the costs associated with the extension of the exercise period of certain warrants and the financing fees from an investment services firm and related party. The gain on sale of patents of $1,233 was related to the sale of 20-20™ patents previously acquired from Harris Corporation in 2000 that were sold back to Harris Corporation in August 2004 in exchange for past due principal and interest on the Company’s debt owed to Harris Corporation.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities

        Net cash used in operating activities was $1,110 for the year ended December 31, 2005. The $1,110 was comprised of the following items: (a) net income of $3,816, (b) net non-cash income of $1,291, (c) an increase in operating assets of $4,010 and (d) an increase in operating liabilities of $375. The net increase in operating assets was primarily the result of an increase in inventory of $2,366 and a $1,026 increase in accounts receivable. The increased inventory, of which $1,618 is raw materials, resulted from the increased purchasing to meet forecasted demand which the Company was not able to fulfill in 2005 due to capacity constraints in the fourth quarter. The increase in accounts receivable is the result of increased sales in the fourth quarter. The net increase in operating liabilities was primarily the result of an increase in accounts payable of $672, attributable in part to the inventory increase sited above, and offset with a $243 decrease in billings in excess of estimated earnings on uncompleted contracts. The net non-cash income in 2005 of $1,291 was primarily comprised of the following items: (a) other non-operating gains of $4,603, which included the gain on the extinguishment of debt, offset with, (b) impairment of fixed assets of $1,582, (c) depreciation and amortization of $1,446, and (d) provision for slow moving inventories of $214.

        Net cash provided by operating activities was approximately $1,570 for the year ended December 31, 2004. The $1,570 was comprised of the following items: (a) net income of $539, (b) net non-cash expenses of $1,739, (c) an increase in operating assets of $828 and (d) an increase in operating liabilities of $120. The net increase in operating assets was primarily a result of an increase in accounts receivable of $2,015, which was partially offset by a decrease in inventories of $1,030. The net increase in operating liabilities was primarily a result of an increase in accounts payable of $455, which was partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $250. The net non-cash expenses in 2004 of $1,739 were comprised primarily of the following items: (a) depreciation and amortization of $1,996, (b) gain on sale of patents of $1,233 and (c) provision for slow moving inventories of $745.

        Net cash provided by operating activities was approximately $827 for the year ended December 31, 2003. The $827 was comprised of the following items: (a) net loss of $3,303, (b) non-cash expenses of $3,460, (c) a net decrease in operating assets of $1,182 and (d) a net decrease in operating liabilities of $512. The net decrease in operating assets was primarily a result of a decrease in accounts receivable of $1,346. The net decrease in operating liabilities was primarily a result of a decrease in billings in excess of cost, estimated earnings on uncompleted projects, accrued expenses, and deferred revenue that totaled $1,363. This decrease was partially offset by an increase in accounts payable of $851. The non-cash expenses in 2003 of $3,460 were comprised primarily of the following items: (a) provision for slow moving inventories of $1,060, (b) depreciation and amortization of $1,830, (c) compensation of $200 and (d) provision for doubtful accounts of $249.

Net cash flows provided by (used in) investing activities

        Net cash flows provided by investing activities were approximately $176 for the year ended December 31, 2005 primarily driven by the $495 proceeds from the sale of the iCommunicator patent offset with acquisitions of property and equipment.

        Net cash flows used in investing activities were approximately $642 for the year ended December 31, 2004 as the Company acquired $256 of property and equipment to support its operations and made payments of $386 for inventories and customer contracts and relationships in connection with its acquisition of SMARTCALL Limited.

        Net cash flows used in investing activities were approximately $841 as the Company acquired property and equipment to support its operations for the year ended December 31, 2003 and includes $250 related to the Tri-Link acquisition.

Net cash flows provided by (used in) financing activities

        Net cash flows provided by financing activities for the year ended December 31, 2005 were approximately $572. The Company had net borrowings on its line of credit of $2,558 and net principal repayments of $2,011. Additionally, the Company paid dividends on the Preferred Series B convertible stock of $227. The Company also entered into a $250 long term loan with an entity controlled by a Director of the Company.

        Net cash flows provided by financing activities for the year ended December 31, 2004 were approximately $470. The Company had net borrowings on its line of credit of $1,158 and net principal repayments of $541. Additionally, the Company paid dividends on the Preferred Series B Convertible stock of $152. These uses of cash were partially offset by proceeds from the issuance of common stock under the Company’s Employee Stock Purchase Plan of $5 and a short-term loan of $350 from an entity controlled by a director of the Company. The short-term loan was subsequently repaid plus a financing fee of $50, from cash flows generated from operating activities.

        Net cash flows used in financing activities for the year ended December 31, 2003 were approximately $661. The Company had net borrowings on its line of credit of $382 and net principal repayments of $885. Additionally, we paid dividends on the Preferred Series B and C Convertible stock of $201. These net uses of cash were partially offset by proceeds from the issuance of Common stock under our Employee Stock Purchase Plan of $43.

Liquidity

        As of December 31, 2005, the Company had cash and cash equivalents of $1,150 as compared to $1,580 as of December 31, 2004. Working capital deficiency as of December 31, 2005 and December 31, 2004 was $326 and $2,922, respectively.

        Our principal obligations as of December 31, 2005, consisted primarily of the following items: (a) a revolving line of credit facility with an outstanding balance of $5,112, (b) a senior term loan of $2,792, (c) a note payable to Tri-Link of $708, (d) a note payable to a related party of $258, and (e) dividends on our Series B and Series C Preferred stock, of which $253 is due and payable within the next twelve months.

        In July 2005, the Company entered into a new Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) under which the Company obtained a $3,000 term loan (“Term Loan”) and was granted an $8,000 revolving credit facility (“Revolver”). Advances under the Revolver are based on a borrowing base formula that provides for, among other things, eligibility based on certain percentages of receivables and inventory. As of December 31, 2005, the amount of additional funds available for advance under the revolver was $1,006. Advances under the Revolver bear interest at prime plus 2.5% (9.7% at December 31, 2005). The Term Loan is payable in monthly installments of $42 plus interest at prime plus 3.5% (10.7% at December 31, 2005). The Loan Agreement provides for among other things, certain mandatory prepayments including an annual prepayment on the Term Loan equal to 50% of the Company’s excess cash flow, as defined in the Agreement. Substantially all of the Company’s assets are pledged to secure borrowings under the Agreement.

        Under the terms of the Loan Agreement, the Company used approximately $8,100 under the facility to satisfy the Company’s debt under its previous line of credit facility and a secured promissory note. The Company recognized a gain of $3,897 or $0.48 per basic share on the satisfaction of the secured promissory note.

        In October 2005, the Company entered into a settlement agreement (“Settlement Agreement”) with Tri-Link Technologies Inc. (“Tri-Link”) and Hargan-Global Ventures Inc. under which arbitration proceedings between the parties was settled and mutual releases were exchanged. Under the Settlement Agreement, the Company paid $1,000 and issued 750,000 shares of the Company’s Common

Stock and a $750 note to Tri-Link in exchange for the Company’s original promissory note in the amount of $2,250. The Company recognized a gain of $211 upon the extinguishment of this Settlement Agreement.

        This new note, which matures in October 2008, requires monthly payment of principal and interest, at an annual rate of eight percent (8%) and is secured by a first lien on the software acquired from Tri-Link.

        To facilitate the Agreement, the Company borrowed $250 from an affiliate controlled by one of the Company’s directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock and/or shares of any of the Company’s existing or future preferred stock.

        The Company has 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2005. Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $16 per share, payable quarterly and increasing to $18 per share on February 27, 2004, and to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. The Series C Preferred holder had agreed to defer the demand for payment of eleven dividend payments until February 15, 2007 and the Series B Preferred Stock dividend was in arrears three payments.

        Our contractual obligations consist of operating leases for facilities, debt financing and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2005 for the fiscal years ending December:

	2006	2007	2008	2009	2010	2011 and thereafter

Operating leases	$1,402	$1,268	$1,149	$1,004	$ 883	$ 445
Debt financing	855	814	7,379	---	---	---
Preferred Series B and C convertible
stock dividends	648	952	1,053	1,053	1,053	1,053
Total contractual cash obligations	$2,905	$3,034	$9,581	$2,057	$1,936	$1,498

        * Dividends payable on our Series C Preferred stock will continue at the rate of $400 per year and increases to $800 beginning April 2007 and continues as long as such shares are outstanding. Dividends on Series B Preferred stock will continue at the rate of $253 per year as long as such shares are outstanding.

        Teltronics does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company had no holdings of derivative financial or commodity instruments at December 31, 2005. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company’s bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company’s net income. All of the Company’s business is recorded in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in respective periods.

Quarterly Results of Operations (Unaudited)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 9,793	$13,007	$10,814	$ 12,615
Cost of goods sold	5,583	7,451	6,532	7,658
Net income (loss)	(237)	1,192	3,484	(623)
Net income (loss) per share:
Basic	$ (0.05)	$ 0.13	$ 0.42	$ (0.09)
Diluted	$ (0.05)	$ 0.11	$ 0.32	$ (0.09)

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 11,307	$ 12,144	$11,627	$ 10,967
Cost of goods sold	6,238	7,635	6,857	7,043
Net income (loss)	(67)	(302)	1,474	(566)
Net income (loss) per share:
Basic	$ (0.03)	$ (0.06)	$ 0.17	$ (0.09)
Diluted	$ (0.03)	$ (0.06)	$ 0.13	$ (0.09)

ITEM 8.    FINANCIAL STATEMENTS

        Certain information required by this item is included in Item 7A of Part II of this report under the heading “Quarterly Results of Operations (Unaudited)” and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statements:
Reports of Independent Registered Certified Public Accounting Firms	23
Consolidated Balance Sheets - December 31, 2005 and 2004	25
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	26
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2005, 2004 and 2003	27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	28
Notes to Consolidated Financial Statements	30
Financial Statement Schedule:
Item 15(a)2:
Schedule II - Valuation and Qualifying Accounts	58
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Teltronics, Inc.:

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Teltronics, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' deficiency and cash flows for the year ended December 31, 2003 of Teltronics, Inc. and subsidiaries. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Teltronics, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The accompanying financial statements have been prepared assuming that Teltronics, Inc. will continue as a going concern. The Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP Certified Public Accountants

Tampa, Florida
March 15, 2004

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$1,150	$1,580
Accounts receivable, net	6,568	5,499
Costs and estimated earnings in excess of billings on uncompleted contracts	418	343
Inventories, net	5,970	3,858
Other current assets	953	381

Total current assets	15,059	11,661

Property and equipment, net	967	3,729
Goodwill	241	241
Other Intangible assets, net	357	484
Other assets	356	309

Total assets	$16,980	$16,424

CURRENT LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Line of credit	$5,112	$2,554
Current portion of long-term debt	855	2,277
Accounts payable	5,630	5,883
Billings in excess of costs and estimated earnings on uncompleted contracts	---	219
Accrued payroll	1,400	1,605
Other current liabilities	938	657
Deferred revenue	1,450	1,388

Total current liabilities	15,385	14,583
Long-term liabilities:
Deferred dividends	1,100	---
Long-term debt, net of current portion	3,081	7,885

Total long-term liabilities	4,181	7,885
Commitments and contingencies
Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized,
8,636,539 and 7,861,539 issued and outstanding at
December 31, 2005 and 2004, respectively	9	8
Non-voting common stock, $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares
authorized, 100,000 shares issued and outstanding	---	---
Preferred Series B Convertible stock, $.001 par value, 25,000
shares authorized, 12,625 shares issued and outstanding	---	---
Preferred Series C Convertible stock, $.001 par value, 50,000
shares authorized, 40,000 shares issued and outstanding	---	---
Additional paid-in capital	24,658	24,301
Other comprehensive loss	(76)	(8)
Accumulated deficit	(27,177)	(30,345)

Total shareholders' deficiency	(2,586)	(6,044)

Total liabilities and shareholders' deficiency	$16,980	$16,424

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Net sales
Product sales and installation	$33,380	$35,043	$37,269
Maintenance and service	12,849	11,002	9,615

	46,229	46,045	46,884
Cost of goods sold	27,224	27,773	28,597

Gross profit	19,005	18,272	18,287

Operating expenses:
General and administrative	5,305	5,326	5,951
Sales and marketing	7,477	7,799	8,483
Research and development	3,673	3,114	4,191
Depreciation and amortization	535	1,081	1,258
Impairment of fixed assets	1,583	---	---

	18,573	17,320	19,883

Income (loss) from operations	432	952	(1,596)
Other income (expense):
Interest	(1,263)	(1,640)	(1,675)
Gain on sale of assets	495	1,233	---
Gain on extinguishment of debt	4,108	---	---
Other	86	1	(25)

	3,426	(406)	(1,700)

Income (loss) before income taxes	3,858	546	(3,296)
Income taxes	42	7	7

Net income (loss)	3,816	539	(3,303)
Dividends on Preferred Series B and C
Convertible stock	648	624	602

Net income (loss) available to common Shareholders	$3,168	$(85)	$(3,905)

Net income (loss) per share:
Basic	$0.39	$(0.01)	$(0.54)
Diluted	0.36	(0.01)	(0.54)
Weighted average shares outstanding:
Basic	8,041,323	7,838,715	7,297,512
Diluted	10,540,391	7,838,715	7,297,512

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
(In thousands, except share data)

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
BALANCE, DECEMBER 31, 2002	5,930,241	$7	152,625	---	$23,812	$(73)	$(26,354)	$(2,608)
Comprehensive loss:
Net loss	---	--	---	---	---	---	(3,303)	(3,303)
Foreign currency	---	--	---	---	---	30	---	30

Comprehensive loss								(3,273)
Shares issued for 401(k) match	62,311	--	---	---	34	---	---	34
Shares issued under Employee Stock Purchase Plan	362,184	--	---	---	43	---	---	43
Shares issued for Board of Directors compensation	1,000,000	1	---	---	199	---	---	200
Shares issued for Tri-Link conversion of debt	375,000	--	---	---	82	---	---	82
Dividends on Preferred Series B and C Convertible stock	---	--	---	---	---	---	(602)	(602)

BALANCE, DECEMBER 31, 2003	7,729,736	$8	152,625	---	$24,170	$(43)	$(30,259)	$(6,124)
Comprehensive income:
Net income	---	--	---	---	---	---	538	538
Foreign currency	---	--	---	---	---	35	---	35

Comprehensive income								573
Shares issued under Employee Stock Purchase Plan	11,803	--	---	---	3	---	---	3
Shares issued for SMARTCALL Limited acquisition	100,000	--	---	---	70	---	---	70
Shares issued for exercise of stock options	20,000	--	---	---	1	---	---	1
Modification of exercise period of warrants and options	---	--	---	---	57	---	---	57
Dividends on Preferred Series B and C Convertible stock	---	--	---	---	---	---	(624)	(624)

BALANCE, DECEMBER 31, 2004	7,861,539	$8	152,625	---	$24,301	$(8)	$(30,345)	$(6,044)
Comprehensive loss:
Net income	---	--	---	---	---	---	3,816	3,816
Foreign currency	---	--	---	---	---	(68)	---	(68)

Comprehensive loss								3,748
Shares issued for exercise of stock options	25,000	--	---	---	2	---	---	2
Shares issued for Tri-Link settlement	750,000	1	---	---	298	---	---	299
Issuance of warrants	---	--	---	---	57	---	---	57
Dividends on Preferred Series B and C Convertible stock	---	--	---	---	---	---	(648)	(648)

BALANCE, DECEMBER 31, 2005	8,636,539	$9	152,625	---	$24,658	$(76)	$(27,177)	$(2,586)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$3,816	$539	$(3,303)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Other non-operating gains	(4,603)	(1,233)	---
Impairment of fixed assets	1,583	---	---
Provision (recovery) for doubtful accounts	(43)	49	249
Provision for slow moving inventories	214	745	1,060
Depreciation and amortization	1,446	1,996	1,830
Amortization of other intangible assets	112	99	61
Amortization of deferred financing costs	---	80	27
Forfeiture of deferred compensation	(93)	---	---
Amortization of compensation and other related expense	---	3	233
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(1,026)	(2,015)	1,346
Costs and estimated earnings in excess of billings on
uncompleted contracts	(76)	197	201
Inventories	(2,326)	1,030	(364)
Prepaid expenses and other current assets	(573)	53	(6)
Other assets	(33)	(93)	5
Accounts payable	672	455	851
Billings in excess of costs and estimated earnings on
uncompleted contracts	(219)	(250)	(878)
Accrued payroll and other current liabilities	(23)	(15)	(205)
Deferred revenue	62	(70)	(280)

Net cash flows provided by (used in) operating activities	(1,110)	1,570	827
INVESTING ACTIVITIES:
Payments for inventories and customer contracts and
relationships of SMARTCALL	(53)	(386)	---
Acquisition of property and equipment	(266)	(256)	(841)
Proceeds from sale of property and equipment	495	---	---

Net cash flows provided by (used in) investing activities	176	(642)	(841)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	2,558	1,158	382
Net principal repayments on loans, notes and capital leases	(2,011)	(541)	(885)
Borrowing from related party	1,000	350	---
Repayment of loan from related party	(750)	(350)	---
Proceeds from issuance of Common stock	2	5	43
Dividends paid on Preferred Series B and C Convertible stock	(227)	(152)	(201)

Net cash flows provided by (used in) financing activities	572	470	(661)
Effect of exchange rate changes on cash	(68)	36	30

Net increase (decrease) in cash and cash equivalents	(430)	1,434	(645)
Cash and cash equivalents - beginning of year	1,580	146	791

Cash and cash equivalents - end of year	$1,150	$1,580	$146

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, except share data)

	Years Ended December 31,
	2005		2004		2003
SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:
Fair value of Common stock issued for Tri-Link settlement		$29	$	---	$	---
Fair value of Warrants issued with debt		57		---		---
Unpaid dividends on Preferred Series B and C Convertible
stock included in accounts payable		---		469		401
Fair value of Common stock issued for SMARTCALL
Limited acquisition		---		70		---
Fair value of consideration for SMARTCALL Limited
acquisition included in accounts payable		---		90		---
Fair value of accounts receivable exchanged as consideration
for inventories from SMARTCALL Limited acquisition		---		28		---
Fair value of consideration exchanged related to sale of
Patents to Harris Corporation:
Unpaid interest on debt		---		741		---
Unpaid principal on debt		---		534		---
Equipment acquired under capital lease		---		---		133
Purchase of Vortex technology for debt		---		---		2,250
Conversion of long term debt to Common stock		---		---		83
SUPPLEMENTAL DISCLOSURES:
Interest paid		$1,086		$946		$1,210
Income taxes paid	$	---		$4		$2

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(All amounts in thousands, except share amounts)

NOTE 1 – LIQUIDITY AND CAPITAL RESOURCES

During 2005 the Company obtained a three year $3.0 million term loan and an $8.0 million revolving credit facility (See Note 9) which enabled the Company to retire its old line of credit and the Secured Promissory Note, which had a $7.2 million balloon payment due in 2006. The Company recognized a gain of $3,897 associated with the retirement of the old debt. In addition, as more fully described in Note 9, the Company settled its litigation with Tri-Link. The Company continued to take advantage of its reduced operating costs, improved margins and improved industry environment in 2005 by generating an operating profit, before an impairment charge, of $2,015 as compared to $952 in 2004 and an operating loss of $1,596 in 2003. The Company has reduced its shareholder deficiencies from $6,044 in 2004 to $2,586 in 2005 and has improved its working capital position from a $2,922 deficit in 2004 to a $326 deficit at December 31, 2005.

The Company continues to seek additional equity funding to further strengthen its balance sheet.

NOTE 2 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. (“Teltronics” or “Company”), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry. The accompanying consolidated financial statements include the accounts of the Company which is comprised of its wholly owned subsidiaries TTG Acquisition Corp., Teltronics, S.A. de C.V., 36371 Yukon Inc. and Teltronics Limited.

Effective February 1, 2004, Teltronics Limited, the Company’s subsidiary in the United Kingdom (“UK”), purchased the maintenance business of SMARTCALL Limited in the UK. Under the agreements with SMARTCALL and two of its principals, the Company agreed to pay $27 in cash, an additional sum based on a percentage of monthly maintenance revenues over twelve months ending March 31, 2005 and 100,000 shares of common stock of Teltronics. For years ended December 31, 2005 and 2004 $53 and $587, respectively was earned under this earn-out provision.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk — The Company’s largest customer was 19%, 14% and 17% of sales in 2005, 2004 and 2003, respectively. The second largest customer was 10%, 12% and 14% of sales in 2005, 2004 and 2003, respectively. The third largest customer was 7%, 10% and 13% of sales in 2005, 2004 and 2003, respectively. The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables.

Fair Value of Financial Instruments — Cash, accounts receivable and accounts payable are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The note payable and long-term debt reflect interest rates

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that are currently available to the Company based on the financing arrangement and the collateral provided. As a result, the carrying amount of the note payable and long-term debt approximates fair value.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 10), the Company’s net income (loss) and net income (loss) per share would have been as follows:

Years Ended December 31,
	2005	2004	2003
Net income (loss) - as reported	$ 3,816	$ 539	$ (3,303)
Stock-based employee compensation cost if the fair
value method had been applied	(125)	(190)	(220)

Net income (loss) - pro forma	$ 3,691	$ 349	$ (3,523)

Net loss per share:
Basic - as reported	$ 0.39	$ (0.01)	$ (0.54)
Basic - pro forma	$ 0.36	$ (0.04)	$ (0.57)

Diluted - as reported	$ 0.36	$ (0.01)	$ (0.54)
Diluted - pro forma	$ 0.35	$ (0.04)	$ (0.57)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. Statement 123R is effective for the Company January 1, 2006. The adoption of Statement 123R is not expected to have a significant effect on our financial position, cash flows, or results of operations.

Inventories — Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives (three to ten years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Capitalized Software — Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company’s computer software products is generally based upon achievement of a detail program design free of high-risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility, these costs are expensed as incurred and included in research and development. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product. The estimated life of these products is 5 years.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are impaired. During 2005, the Company recognized impairment charges of $1,583 related to capitalized software costs in connection with these reviews.

Impairments — If the carrying value of an asset, including associated intangibles and goodwill, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value.

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

        Turnkey Contracts.    Certain of the Company’s customers purchase equipment on a turnkey basis under which the Company agrees to provide the equipment, install the equipment and train the customer’s personnel. On those contracts in which the customer accepts ownership of the individual deliverables, a general right of return exists on the deliverable and it is both probable and substantially within the Company’s control to deliver the remaining elements, revenues will be recognized as the customer accepts the deliverables.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        For those customers that only accept multiple deliverable projects at the conclusion of the project, revenue is recognized under either the completed contract method or the percentage-of-completion method depending on the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements. If the percentage-of-completion method is used, revenues and related costs are recognized as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

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

Changes in the Company’s product liability during the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Balance, beginning of the year	$ 192	$ 302	$ 315
Warranties issued during the year	114	80	131
Payments made during the year	(124)	(135)	(137)
Changes in liability for pre-existing warranties during the year	(11)	(55)	(7)

Balance, end of the year	$ 171	$ 192	$ 302

Reclassifications — Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Accounts receivable	$ 6,785	$ 5,789
Allowance for doubtful accounts	(217)	(290)

	$ 6,568	$ 5,499

As of December 31, 2005 and 2004, accounts receivable included $79 and $19 of retainage, respectively.

NOTE 5 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$1,268	$ 669
Estimated earnings	480	32

	1,748	701
Less: Billings to date	1,330	577

	$ 418	$ 124

Included in accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess
of billings on uncompleted contracts	$ 418	$ 343
Billings in excess of costs and estimated
earnings on uncompleted contracts	---	(219)

	$ 418	$ 124

Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenue of approximately $918 and $22 as of December 31, 2005 and 2004, respectively.

NOTE 6 – INVENTORIES, NET

The major classes of inventories, net at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Raw materials	$3,325	$1,707
Work-in-process	1,168	759
Finished goods	1,477	1,392

	$5,970	$3,858

The reserve for slow moving inventories was $989 and $880 as of December 31, 2005 and 2004, respectively.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment, net at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Machinery and equipment	$ 7,680	$ 7,591
Furniture, fixtures and computers	4,506	4,385
Equipment under capital leases	558	558
Capitalized software	4,987	4,970
Leasehold improvements	501	492

	18,232	17,996
Accumulated depreciation and amortization	(17,265)	(14,267)

	$ 967	$ 3,729

Depreciation and amortization expense was $1,446, $1,996 and $1,830 for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, depreciation and amortization expense of $911, $1,041 and $659, respectively, was included in cost of goods sold. Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

The Company acquired certain assets from Tri-Link for $2,500. The Company received an independent valuation of the assets acquired and as a result of the valuation has included $108 of the acquisition price under furniture, fixtures and computers and $2,392 under capitalized software. During 2005 it was determined that the value of this capitalized software was impaired and, accordingly, the Company recognized impairment charges for the remainder of these costs, which amounted to approximately $1,583.

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $201, $2,324 and $3,079 as of December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, amortization and impairment expense related to capitalized software was $2,139, $841 and $347, respectively.

NOTE 8 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets, net are as follows:

	December 31,
	2005	2004	Life
Customer List	$ 202	$ 202	5 years
Patents	179	179	14 years, 7 months
Customer contracts and relationships	432	432	7 years
Total	813	813
Accumulated amortization	(456)	(329)
	$ 357	$ 484

As a result of the SMARTCALL acquisition, approximately $432 of the purchase price was allocated to Customer contracts and relationships.

The Company sold certain patents with a net book value of approximately $42 in August 2004. In connection with the sale of the patents, the Company recognized a gain of approximately $1,200.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization expense related to other intangible assets was $127, $99 and $61 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense related to other intangible assets for each of the five years in the period ending December 31, 2010 and thereafter is: 2006 — $63; 2007 — $63; 2008 — $63; 2009 — $63; 2010 — $63; thereafter — $42.

NOTE 9 – LINE OF CREDIT AND LONG-TERM DEBT

In July 2005, the Company entered into a new Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) under which the Company obtained a $3,000 term loan (“Term Loan”) and was granted an $8,000 revolving credit facility (“Revolver”). Advances under the Revolver are based on a borrowing base formula that provides for, among other things, eligibility based on certain percentages of receivables and inventory. Advances under the Revolver bear interest (9.66% at December 31, 2005) at prime plus 2.5%. The Loan Agreement is subject to certain financial covenants. The Loan Agreement provides for, among other things, certain mandatory prepayments, including an annual prepayment on the Term Loan equal to 50% of the Company’s excess cash flow, as defined in the Agreement. At December 31, 2005 $1,006 was available for advance. Substantially all of the Company’s assets are pledged to secure borrowings under the Loan Agreement which matures June 2008.

Under the terms of the Loan Agreement, the Company used approximately $8,100 under the facility to satisfy the Company’s debt under its previous line of credit facility and its Secured Promissory Note. The Company recognized a gain of $3,897 or $0.48 per basis share on the extinguishment of the Secured Promissory Note. In 2004 the Company transferred certain patents to the Secured Promissory note-holder in lieu of certain amounts due. The Company recognized a gain of $1,233 on the transfer.

In October 2005, the Company entered into a Settlement Agreement (“Settlement Agreement”) with Tri-Link Technologies Inc. (“Tri-Link”) under which all arbitration and legal proceedings were settled. Under the Settlement Agreement, the Company paid $1,000 and issued 750,000 restricted shares of the Company’s Common Stock and a $750 note to Tri-Link in exchange for the Company’s original promissory note in the amount of $2,250. The Company recognized a gain of $211 on the transaction.

To facilitate a portion of the Settlement Agreement, the Company borrowed $250 from an entity controlled by one of the Company’s directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt at December 31, 2005 and 2004 consists of the following:

	December 31,
	2005	2004
Term Loan, payable in monthly installments of $42 plus interest (10.66% at December 31, 2005) at prime plus 3.5%	$ 2,792	$ ---

Secured Promissory Note, payable in monthly installments of $97	---	7,892

Note payable to Tri-Link in quarterly principal installments of $180 plus interest	---	1,980

Note payable to Tri-Link in monthly principal installments of $21 plus interest with
final maturity October 2008	708	---

Note payable to related party payable principal and interest due November 2008	258	---

Notes payable to finance companies, payable in monthly installments of $8 with interest
at approximately 5%. The notes mature through 2008 and are collateralized by vehicles	105	201

Capital lease obligations, interest at 8%	73	89
Total	3,936	10,162
Less current portion	855	2,277
Long-term portion	$ 3,081	$ 7,885

Future principal maturities of long-term debt and capital lease obligations, as of December 31, 2005, are as follows:

2006	$ 855
2007	813
2008	2,268
2009	---

$3,936

NOTE 10 — SHAREHOLDERS’ EQUITY

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

The Preferred Series B Convertible stock provided for a $16 per share annual dividend, payable quarterly and increased to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares. The Company has the right to redeem the Preferred Series

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director.

The Company is in arrears on three quarterly dividend payments due on the Preferred Series B Convertible stock at December 31, 2005 that total $185, which represents $14.65 per weighted average common share. If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

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

The Series C Preferred holder had agreed to defer the demand for payment of eleven dividend payments, aggregating $1,100, until February 15, 2007, which represents $27.50 per weighted average share.

(B)    Common stock — The Company recorded the issuance of 1.0 million shares of common stock with a fair value of $200 as compensation for 2003 services by its Board of Directors. The compensation is reported as a general and administrative expense in our consolidated statements of operations for 2003.

In April 2003, the Company issued 362,184 shares with a fair value of $43 in connection with the Employee Stock Purchase Plan.

In June 2003, the Company issued 62,311 shares with a fair value of $34 to the Savings Plan (“401(k) plan”).

In October 2003, the Company issued 375,000 shares of Common stock to Tri-Link as consideration for the conversion of $83 of the Company’s obligation to Tri-Link.

In March 2004, the Company issued 100,000 shares with a fair value of $70 in connection with the purchase of the SMARTCALL maintenance business.

In April 2004, the Company issued 11,803 shares with a fair value of $4 in connection with the Employee Stock Purchase Plan.

In August 2004, the Company issued 20,000 shares with a fair value of $1 to a former executive officer upon exercise of Incentive Stock Options.

In January, February and August 2005 the Company issued 1,000, 12,000 and 12,000 shares, respectively, with a fair value of $.07 to employees upon exercise of Incentive Stock Options.

In October 2005, the Company issued 750,000 shares with a fair value of $299 in connection with a settlement agreement entered into with Tri-Link (See Note 13).

(C)    Warrants — In July 2005, the Company issued a warrant to purchase 236,236 common shares in connection with the Loan Agreement. The warrant is exercisable for a period of up to ten years at a price, which is subject to escalation under certain conditions, of $0.35 per share. The Company recorded a deferred charge of $57 in connection with issuing the warrant which is being amortized over the three year term of the Agreement.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Senior Secured Promissory Note, the Company had an outstanding warrant which expired in February 2005 to purchase 890,000 shares of common stock at $1.00 per share.

In September 2002, the Company issued a warrant to a financial advisor to purchase 300,000 shares of common stock at $1.00 per share which is exercisable through September 2007.

(D)    Incentive Stock Option Plan – In 1995, the Company adopted an Incentive Stock Option Plan (“1995 Plan”) to enhance the Company’s ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The 1995 Plan, under which the Company may issue options for up to 2,500,000 shares of the Company’s common stock, terminated August 8, 2005. In September 2004, the Company’s shareholders approved the Company’s 2005 Incentive Stock Option Plan (“2005 Plan”) under which the Company may issue options for up to 1,000,000 shares of the Company’s common stock. The 2005 Plan will terminate September 28, 2014 unless terminated by the Board of Directors or extended by the Board and approved by the shareholders. Both plans authorize the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries.

The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company’s Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2005, 2004 and 2003:

December 31, 2005:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price

$0.07 - $0.49	798,000	$ 0.19	8.2	189,200	$ 0.08
$0.50 - $1.00	635,000	0.99	5.1	506,000	1.00
$1.63 - $3.03	194,000	2.24	4.2	194,000	2.24

	1,627,000	$ 0.75	6.5	889,200	$ 1.07

December 31, 2004:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price

$0.07 - $0.23	607,000	$ 0.09	8.2	109,400	$ 0.07
$0.50 - $1.00	645,000	0.98	6.2	379,000	1.00
$1.63 - $3.03	348,000	2.05	3.5	315,400	2.02

	1,600,000	$ 0.88	6.4	803,800	$ 1.27

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2003:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price

$0.07 - $0.23	700,000	$ 0.07	9.0	1,000	$ 0.23
$ 1.00	670,000	1.00	7.0	272,000	1.00
$1.63 - $3.03	370,000	2.12	4.7	287,400	1.99

	1,740,000	$ 0.86	7.3	560,400	$ 1.51

The per share weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $0.32, $0.27 and $0.06, respectively. All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 725,000 shares were available for grant under the 2005 Plan at December 31, 2005. There were no options available for grant under the 1995 Plan at December 31, 2005.

For purposes of pro forma disclosures, the fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company’s Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2005	2004	2003

Risk-free interest rates	6.8%	3.6%	3.3%
Weighted average expected life of the options	3.7 years	5.0 years	5.0 years
Volatility factor of the expected market price
of the Company's Common Stock	138%	119%	118%
Dividend yield	None	None	None

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2002	1,189,000	$ 1.48
Granted	695,000	0.07
Exercised	---	---
Forfeited	(144,000)	2.09
Expired	---	---

Outstanding, December 31, 2003	1,740,000	$ 0.86
Granted	85,000	0.41
Exercised	(20,000)	0.07
Forfeited	(205,000)	0.52
Expired	---	---

Outstanding, December 31, 2004	1,600,000	$ 0.87
Granted	375,000	0.32
Exercised	(25,000)	0.07
Forfeited	(203,000)	0.58
Expired	(120,000)	1.67

Outstanding, December 31, 2005	1,627,000	$ 0.75

Exercisable, December 31, 2005	889,200	$ 1.07

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 — INCOME TAXES

The components of the income tax provision are as follows:

Years ended December 31,
	2005	2004	2003
Current:
Federal	$ 9	$ ---	$ ---
State	33	7	7

	$ 42	$ 7	$ 7
Deferred:
Federal	---	---	---
State	---	---	---

	---	---	---

	$ 42	$ 7	$ 7

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2005, 2004 and 2003 to income (loss) before income taxes:

	Years ended December 31,

	2005	2004	2003

Federal tax at the statutory rate	$1,311	$185	$(1,121)
State income taxes, net of federal tax benefit	135	20	(116)
Change in valuation allowance for deferred tax assets	(1,444)	(205)	1,203
Other items	40	7	41

	$42	$7	$7

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforward	$5,907	$7,518
Accrued vacation	195	262
Inventory	447	400
Fixed assets	573	301
Other	41	45
Bad debt reserve	72	109
Accrued expenses	119	163

	7,354	8,798
Valuation allowance	$(7,354)	$(8,798)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company’s financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

future operations as a reduction of the Company's income tax expense. The valuation allowance decreased $1,444 in 2005 and $205 in 2004 and increased $1,203 in 2003.

At December 31, 2005, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $15.7 million, which will expire in the years 2009 through 2025. Such net operating losses are available to offset future taxable income.

NOTE 12 — NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share:

	2005	2004	2003
Basic
Net income (loss)	$3,816	$539	$(3,303)
Preferred dividends	(648)	(624)	(602)

Net income (loss) available to common shareholders	$3,168	$(85)	$(3,905)

Weighted average shares outstanding	8,041,323	7,838,715	7,297,512

Net income (loss) per share	$0.39	$(0.01)	$(0.54)

Diluted
Net loss	$3,816	$539	$(3,303)
Preferred dividends	---	(624)	(602)

Net income (loss) available to common shareholders	$3,816	$(85)	$(3,905)

Weighted average shares outstanding	8,041,323	7,838,715	7,297,512
Effect of dilutive securities:
Employee stock options	291,547	---	---
Convertible preferred stock	2,175,974	---	---
Warrants	31,547	---	---

Dilutive potential common shares	10,540,391	7,838,715	7,297,512

Net income (loss) per share	$0.36	$(0.01)	$(0.54)

For the years ended December 31, 2005, 2004 and 2003, options to purchase 1,019,000, 1,600,000 and 1,740,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the years ended December 31, 2005, 2004 and 2003 warrants to purchase 300,000, 1,190,000 and 1,190,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 13 — EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan (“401(k) plan”) which covers substantially all employees of the Company. Prior to October 1, 2002, the Company made discretionary matching contributions to the 401(k) plan by issuance of shares of the common stock of the Company. During 2003, the Company funded certain matching contributions related to 2002 and issued 62,311 shares with a fair value of $34 in connection with the plan. The Company elected not to match in 2004 and 2005.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also sponsors an employee stock purchase plan (“Purchase Plan”) under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended, and the 765,000 shares of common stock funding the Plan have been registered on Form S-8. During 2003, the Purchase Plan was suspended. During 2004, the Company issued 11,803 shares with a fair value of $3,520 related to 2003 contributions. During 2003 the Company issued 362,184 shares with a fair value of $43. The Purchase Plan remains suspended at December 31, 2005.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

(A)    Employment Agreements — The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

(B)    Operating Leases — The Company leases its manufacturing facilities, including land and building, under an operating lease which was extended for sixty-six months until February 28, 2011.

The Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The amended lease provides for a 3% increase in the annual rent. The Company also leases offices in several locations under leases expiring at various dates.

The Company also leases various equipment under operating leases expiring over a period of five years.

Future minimum lease payments for all non-cancelable operating leases at December 31, 2005 are as follows:

2006	$ 1,387
2007	1,254
2008	1,135
2009	990
2010	860
Thereafter	430

$ 6,056

Rental expense for operating leases totaled approximately $1,577, $1,980 and $2,283 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

In October 2005, the Company entered into a settlement agreement (“Settlement Agreement”) with Tri-Link Technologies Inc. (“Tri-Link”) and Hargan-Global Ventures Inc. under which arbitration proceedings between the parties was settled and mutual releases were exchanged. Under the Settlement Agreement, the Company paid $1,000 and issued 750,000 shares of the Company’s Common Stock and a $750 note to Tri-Link in exchange for the Company’s original promissory note in the amount of $2,250.

The Company was a party to a lawsuit filed in the State of New York alleging that the various defendants who entered into contracts with the New York Department of Education, did not insure that a subcontractor paid its employees in accordance with the prevailing wage rate required by the State of New York. In November 2005, the parties entered into a Settlement, Covenant Not to Sue and Release Agreement. The Company was not required to pay any damages under this agreement.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

The following is a summary of additional transactions not disclosed elsewhere with related parties:

Prepaid Lease Guarantee – A Director personally guaranteed a portion of the Company’s obligations to the lessor over the term of the lease. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount, $420, was paid during 1991 and was deferred as a financing cost (prepaid lease guarantee) in the accompanying consolidated financial statements and is amortized on a straight line basis over the term of the lease. Accumulated amortization of this amount at December 31, 2004 was $402. The guarantee expired in 2005.

During 2004, an entity controlled by a Director of the Company provided a short-term loan of $350. The short-term loan was subsequently repaid plus a financing fee of $50. In February 2005, this entity provided a $750 loan to the Company. The loan was repaid in June 2005 with interest at 15% per annum.

During 2005 and 2004, another entity controlled by a Director of the Company occupied approximately 1,000 square feet of the office space in our Sarasota facility. The annual rent for this space was approximately $8.

In addition, the Company leases two vehicles from another entity controlled by a Director of the Company. Monthly costs are $3 and are due through October 2010.

NOTE 16 — SEGMENT INFORMATION

For the years ended December 31, 2005 and 2004, the Company’s operations were classified into the following reportable segments: Teltronics, Teltronics S.A. de C.V., (Mexico) and Teltronics Limited (UK). For the year ended December 31, 2003, the Company’s operations were classified into the following reportable segments: Teltronics and Mexico.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information about reportable segment operations and assets.

	Years ended December 31,

	2005	2004	2003

Net Sales
Teltronics	$44,001	$43,602	$46,221
Mexico	255	672	663
UK	1,973	1,771	---

Total net sales	$46,229	$46,045	$46,884

Depreciation, Amortization and Impairment
Teltronics	$3,060	$1,986	$1,822
Mexico	4	9	8
UK	77	1	---

Total depreciation and amortization	$3,141	$1,996	$1,830

Interest and Financing Costs
Teltronics	$1,269	$1,640	$1,675
Mexico	---	---	---
UK	(6)	---	---

Total interest and financing costs	$1,263	$1,640	$1,675

Segment Income (Loss)
Teltronics	$(943)	$(1,042)	$(3,252)
Mexico	(124)	41	(44)
UK	236	312	---

Subtotal	$(831)	$(689)	$(3,296)
Non-operating gain	4,689	1,234	---

Income (loss) before income taxes	$3,858	$545	$(3,296)

Segment Assets
Teltronics	$15,426	$15,283	$16,246
Mexico	95	83	74
UK	1,459	1,058	---

Total segment assets	$16,980	$16,424	$16,320

Acquisition of Property and Equipment
Teltronics	$266	$256	$841
Mexico	---	---	---
UK	---	---	---

Total acquisition of property and equipment	$266	$256	$841

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE - Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2005, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth the names and positions of all directors and executive officers of the Company.

Name	Position
Ewen R. Cameron	Director, President, Chief Executive Officer and Assistant Secretary
Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Peter G. Tuckerman	Vice President Product Management
Robert B. Ramey	Vice President Electronic Manufacturing
Norman R. Dobiesz	Director and Senior Vice President Business Development
Carl S. Levine	Director (2)
Gregory G. Barr	Director (1)
Richard L. Stevens	Director (1)
Peter Friedmann	Director (3)
________________ (1) Audit Committee Members (2) Resigned in October 2005 (3) Appointed by holder of Series B Preferred stock in October 2005

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

        Peter Friedmann graduated in Chemical Engineering from the University of Western Ontario and built a successful career with Procter and Gamble. Following that, he developed and operated major businesses in North America and Europe. Through his involvement, he gained significant experience and knowledge in business and management covering retail, distribution, steel, rubber and tire businesses. In addition, Mr. Friedmann continues to be involved in the software business, real estate development and is a principal of a venture capital company which is investing in start up technology driven companies. Also he has been involved in amateur and professional sports as a player and team owner.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2005, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth the annual and long-term compensation paid by the Company during the years indicated to the Chief Executive Officer and its five (5) other, most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2005 (collectively, the "Named Officers").

	Annual Compensation					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compen- sation
Ewen R. Cameron	2005	$376,170	---	---	---	30,000	---	---
President & CEO	2004	351,365	---	---	---	---	---	---
	2003	357,134	---	---	---	---	---	$ 28,000	(2)

Norman R. Dobiesz	2005	$379,394	---	---	---	30,000	---	---
Senior Vice President	2004	351,365	---	---	---	---	---	---
Business Development	2003	357,134	---	---	---	---	---	$ 28,000	(2)

Robert B. Ramey	2005	$150,994	---	---	---	20,000	---	---
Vice President	2004	129,604	---	---	---	---	---	---
Manufacturing	2003	135,306	---	---	---	---	---	---

Peter G. Tuckerman	2005	$147,629	---	---	---	20,000	---	---
Vice President	2004	120,134	---	---	---	---	---	---
Product Management	2003	118,634	---	---	---	---	---	---

Russell R. Lee III	2005	$177,923	---	---	---	100,000	---	---
Vice President Finance,	2004	20,769	---	---	---	---	---	---
CFO, Secretary &
Treasurer

(1)	Certain perquisites that aggregate less than the lessor of ten percent (10%) of the total salary and bonus of any of the executive officers or $50,000 are not included.
(2)	Represents the value of 200,000 shares of common stock issued in 2003 for Board of Directors services.

Employment Agreements

        Effective October 21, 2005 the Company amended and restated five year employment agreements with Ewen R. Cameron, President and CEO and Norman R. Dobiesz, Senior Vice President Business Development. Each employment agreement is renewable for an additional five-year period at the employee's option and provides for a base salary of $400 subject to annual increases of $25. Either the Company or the employee may terminate the employment agreements upon the occurrence of certain events. If the Company terminates the employment of Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to the salary for the remaining term on the contract.

        These two executives had not taken any of the last four annual increases to which they are entitled under the terms of their respective prior agreements and the executives also deferred a portion of their 2003 and 2004 compensation as a part of the Company's cost containment measures. In connection with the amended and restated employment agreement the executives agreed to forego the deferred compensation and the scheduled increase in compensation.

        Effective September 9, 2002 the Company entered into a three-year employment agreement with Robert B. Ramey, Vice President Manufacturing. The employment agreement is renewable for an additional three-year period unless the employee or the Company sends notice of non-renewal to the other at least thirty days prior to the expiration date of the term. The agreement provides for a base salary of $132. Either the Company or the employee may terminate the employment agreement upon the occurrence of certain events. If the Company terminates the employment of Mr. Ramey, he will be entitled to severance equal to one year's salary.

Employee Stock Purchase Plan

        In October 2000, the Shareholders ratified adoption of an Employee Stock Purchase Plan ("ESPP") and authorized 1,000,000 shares of common stock for the plan under which employees of the Company are provided the opportunity to acquire common stock of the Company under the Internal Revenue Code of 1986, as amended, at 85% of fair market value. The Company registered 765,000 shares on Form S-8. As of December 31, 2004, 761,214 common shares have been issued and 3,786 were available to be issued under the ESPP. During 2004, the Company issued an aggregate of 11,803 shares in connection with this plan. No shares were issued under the ESPP in 2005.

Incentive Stock Option Plans

        The Company adopted an Incentive Stock Option Plan, as amended ("1995 Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The 1995 Plan authorize the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The 1995 Plan terminated August 8, 2005. At the date of this Form 10-K there are approximately 256 employees eligible to participate in the Plan.

        Under the 1995 Plan, the Company issued options to purchase 100,000 and 35,000 shares in 2005 and 2004, respectively, to non-executive employees and 50,000 shares to executive employees in 2004. The Company cancelled options previously granted to non-executive employees to purchase 203,000 and 38,000 shares of Common Stock in 2005 and 2004, respectively. The Company also cancelled options previously granted to executive employees to purchase 167,000 shares of Common Stock in 2004.

        In September 2004, the shareholders of the Company ratified the 2005 Incentive Stock Option Plan ("2005 Plan") which became effective May 1, 2005 and expires September 28, 2014. The maximum number of shares of common stock authorized under the 2005 Plan is 1,000,000 shares.

        As of December 31, 2005, an aggregate of 725,000 shares of the Company's Common Stock may be issued or transferred to grantees under the 2005 Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant. The Company has registered all of shares issuable under this plan on Form S-8.

        During 2005, the Company issued options to purchase 75,000 shares to non-executive employees and 200,000 shares to executive employees under the 2005 Plan.

        Under both plans options may be exercised solely by the Participant or his or her legal representative during his or her employment with the Company or after his or her death by the person or persons entitled thereto under his or her will or the laws of descent and distribution. In the event of termination of employment for any reason other than death, permanent disability as determined by the Board, or retirement with the consent of the Company, Options may not be exercised by the Participant or his or her legal representative and shall lapse effective upon the earlier to occur of (i) notice of employment termination or (ii) last day of employment with the Company.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)(1)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date
Ewen R. Cameron	30,000	---	$ 0.36	12/23/2015
Norman R. Dobiesz	30,000	---	$ 0.40	12/23/2010
Russell R. Lee	100,000	---	$ 0.36	12/23/2015
Robert B. Ramey	20,000	---	$ 0.36	12/23/2015
Peter G. Tuckerman	20,000	---	$ 0.36	12/23/2015

_______________
(1)   Represents options only. No SARs have been granted.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Ewen R. Cameron	---	---	500,000/0	$0/$0	(2)
	---	---	0/30,000	$0/$2,400
Norman R. Dobiesz	---	---	0/30,000	$0/$1,200
Peter G. Tuckerman	---	---	4,000/1,000	$0/$0	(2)
	---	---	20,000/30,000	$7,400/$11,100	(3)
	---	---	0/20,000	$0/$1,600
Russell R. Lee III	---	---	0/100,000	$0/$8,000
Robert B. Ramey	---	---	10,000/0	$0/$0	(2)
	---	---	12,000/3,000	$0/$0	(2)
	---	---	40,0000/60,000	$14,800/$22,200	(3)
	---	---	0/20,000	$0/$1,600

(1)

Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price was $0.44 for each Share of our common stock.

(2)	None of the options granted were in-the-money at December 31, 2005 because they are exercisable at prices greater than the fair market value of the Company’s Common Stock on such date.

(3)

Certain options were granted where their exercise price was below the fair market value of the Company’s Common Stock at the grant date (measurement date). Such options totaled 150,000 shares with a price less than the fair value of $0.44 which were outstanding at December 31, 2005.

Director Compensation

        On August 12, 1996, the Company adopted a policy which was amended on August 13, 2002, to compensate non-employee members of its Board of Directors elected by the Common Shareholders and such members appointed to the Audit Committee in the amount of $2,500 plus expenses for each meeting attended in person and $1,500 for participating in each meeting via telephone conference.

        On March 20, 2003, the Board approved additional compensation for each member of the Board of Directors of 200,000 shares of the Company’s common stock. This additional compensation related to 2003 services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND
          RELATED STOCKHOLDER MATTERS

        The following table sets forth information with respect to the beneficial ownership of all of the Company’s outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 23, 2006. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Directors and Officers

Norman R. Dobiesz	(2)(4)	Common Stock	1,527,191	17.68%	(3)
2150 Whitfield Industrial Way		Preferred Series A Stock	100,000	100%
Sarasota, Florida 34243

Ewen R. Cameron	(2)(4)	Common Stock	761,786	8.82%	(5)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Gregory G. Barr	(2)	Common Stock	212,000	2.45%	(6)
P. O. Box 413040
Naples, Florida 34101

Richard L. Stevens	(2)	Common Stock	200,000	2.32%
19314 Wind Dancer Street
Lutz, Florida 33558

Robert B. Ramey	(4)	Common Stock	156,880	1.82%	(7)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Russell R. Lee III	(4)	Common Stock	100,000	1.16%	(8)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Peter G. Tuckerman	(4)	Common Stock	82,567.95%		(9)
2150 Whitfield Industrial Way
Sarasota, Florida 34243

Peter G. Friedmann	(2)	Preferred Series B	12,625	100%
4850 Keele Street		Convertible Stock
Toronto, Ontario M3J 3K1

All Directors and Officers as a		Common Stock	3,761,851	35.20%
Group (8 persons)		Preferred Series A Stock	100,000	100%
		Preferred Series B Stock	12,625	100%

Greater than 5% Ownership	(10)

FGC Holdings Ltd.		Preferred Series B
4850 Keele Street		Convertible Stock	12,625	100%
Toronto, Ontario M3J 3K1		Common Stock	721,427	8.35%

Harris Corporation		Preferred Series C
1025 West NASA Boulevard		Convertible Stock	40,000	100%
Melbourne, Florida 32919		Common Stock	1,454,545	16.84%

Tri-Link Technologies, Inc.		Common Stock	1,125,000	13.03%
1199 West Hastings
Vancouver, British Columbia V6E3T5
__________________________

(1)	Does not include an aggregate of 725,000 shares of Common Stock which may be issued upon exercise of incentive stock options which could be granted under the Company's 2005 Incentive Stock Option Plan.
(2)	Director of the Company.
(3)	Includes 56,000 shares owned by virtue of 100% ownership of H & N Management Co., Inc. "H&N"), 1,140,100 shares owned by virtue of 100% ownership of W&D Consultants, Inc., 24,000 shares owned by virtue of 100% ownership of National Communications of Sarasota, Inc., 6,649 shares owned by virtue of 100% ownership of Whitfield Capital of Sarasota, Inc., and 30,000 issued stock options. Does not include 100,000 shares of Preferred Series A Stock owned by Mr. Dobiesz, each such share entitling the holders to cast 400 votes, in any matter submitted for vote of the holders of common stock.
(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Includes 530,000 shares of issued stock options.
(6)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Includes 10,000 shares of issued stock options.
(7)	Includes 145,000 shares of issued stock options.
(8)	Includes 100,000 shares of issued stock options.
(9)	Includes 75,000 shares of issued stock options.
(10)	The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.

Change of Control

        The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears. The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

        The following table presents information as of December 31, 2005, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:

1995 Incentive Stock Option Plan	1,352,000	$0.82	---
2005 Incentive Stock Option Plan	275,000	$0.36	725,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Effective October 21, 2005 the Company amended its employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation — Employment Agreements.

        Effective September 9, 2002 the Company entered into a three year employment agreement with Robert B. Ramey, Vice President Manufacturing. The agreement is renewable for an additional three year period, and expires in 2008.

        The Senior Vice President Business Development personally guaranteed a portion of the Company’s obligations to the lessor over the term of the Company’s lease for its principal facility located in Sarasota, Florida. The Company agreed to pay 6% of the total future value of the lease payments, excluding executory costs, as consideration for this guarantee. This amount, $420, was paid during 1991 and was deferred as a financing cost (prepaid lease guarantee) in the accompanying financial statements and is amortized on a straight line basis over the term of the lease. The lease guarantee expired in 2005. Accumulated amortization of this amount at December 31, 2004 was $402.

        During 2005 and 2004, an entity controlled by a Director of the Company occupied approximately 1,000 square feet of the office space in our Sarasota facility. The annual rent for this space was approximately $8.

        During 2005 an entity controlled by a Director of the Company provided a short-term note of $750. The short-term loan was subsequently repaid plus a financing fee of $25.

        During 2005 the Company borrowed $250 from an entity controlled by one of the Company’s directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.

        During 2004, an entity controlled by a Director of the Company provided a short-term loan of $350. The short-term loan was subsequently repaid plus a financing fee of $50.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

        Prior to June 2004, Ernst & Young LLP was our independent registered certified public accounting firm; however, effective June 2004, Ernst & Young LLP resigned as our independent accountant. Teltronics subsequently engaged Kirkland, Russ, Murphy & Tapp, P.A. in July 2004 as the company’s independent public accountant. Item 14 includes the principal accounting fees and services for both Ernst & Young LLP and Kirkland, Russ, Murphy & Tapp, P.A..

Ernst & Young LLP:

        The following table summarizes the aggregate fees billed to the Company by Ernst & Young LLP for professional services:

Fees	2005	2004	2003

Audit Fees (1)	$ 10	$ 15	$ 230
Audit Related Fees (1)	---	---	5
Tax Fees (2)	---	---	2

Total	$ 10	$ 15	$ 237

1.	Audit and Audit Related Fees.
Fees for audit services billed in 2004 and 2003 consisted of:
	--	Audit of the Company's annual financial statements for 2003.
	--	Reviews of the Company's quarterly financial statements for 2003, and the 1st quarter of 2004.
	--	Reviews of Securities and Exchange Commission documents.
	--	Audit related fees billed during 2003 include registration statements to register shares of the company's stock for various employee benefit plans.
	--	Fees related to obtain Ernst & Young's consent to include 2003 opinion in the 2005 10-K.

2.	Tax Fees.
Fees for tax services billed in 2003 consisted of: -- Tax consultation services for fiscal year 2003.

Kirkland, Russ, Murphy & Tapp, P.A.:

        Kirkland, Russ, Murphy & Tapp, P.A. were engaged in July 2004 and have served as our independent registered certified public accounting firm during the years ended December 31, 2004 and 2005. The following table summarizes the aggregate fees billed to the Company by Kirkland, Russ, Murphy & Tapp, P.A. for professional services performed in 2004 and 2005:

Fees	2005	2004

Audit Fees (1)	$ 138	$ 90

1.	Audit Fees.
Fees for audit services billed in 2005 and 2004 consisted of:
	--	Audit of the Company's annual financial statements for 2005 and 2004.
	--	Reviews of the Company's quarterly financial statements for 2005 and the second and third quarters of 2004.
	--	Reviews of Securities and Exchange Commission documents.

        The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants on a case-by-case basis. The Audit Committee approved 100% of the services performed by Ernst & Young LLP and Kirkland, Russ, Murphy & Tapp, P.A. in 2005 and 2004 as identified above.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:
	(1)	Financial Statements: The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 22.
(2)
Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is on page 58.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.
	(3)	See Item 15(c) below.

(b)	Reports on Form 8-K: The Company filed 4 reports on Form 8-K during the fourth quarter of fiscal year ended December 31, 2005. Information regarding the item reported on is as follows:
	Date	Item Reported On
	October 17, 2005	1.01 Entry Into a Material Definitive Agreement 3.02 Unregistered Sale of Equity Securities 9.01 Financial Statements and Exhibits
	November 16, 2005	2.02 Results of Operation and Financial Condition 9.01 Financial Statements and Exhibits
	November 18, 2005	5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
	November 22, 2005	8.01 Other Events
(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.
(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Writeoffs	Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2005	$ 290	$ (43)	$ ---	$ (30)	$ 217
Year ended December 31, 2004	266	49	---	(25)	290
Year ended December 31, 2003	399	249	---	(382)	266

Reserve for slow-moving inventories:

Year ended December 31, 2005	$ 880	$ 214	$ ---	$ (105)	$ 989
Year ended December 31, 2004	1,222	745	---	(1,087)	880
Year ended December 31, 2003	2,151	1,060	---	(1,989)	1,222

Valuation allowance for deferred tax assets:

Year ended December 31, 2005	$ 8,798	$ ---	$ (1,444)	$ ---	$ 7,354
Year ended December 31, 2004	9,003	---	(205)	---	8,798
Year ended December 31, 2003	7,801	---	1,203	---	9,004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: March 30, 2006	By: /s/ Russell R. Lee III Russell R. Lee III Vice President Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	March 30, 2006
/s/ Russell R. Lee III Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	March 30, 2006
/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	March 30, 2006
/s/ Gregory G. Barr Gregory G. Barr	Director	March 30, 2006
/s/ Richard L. Stevens Richard L. Stevens	Director	March 30, 2006
/s/ Peter G. Friedmann Peter G. Friedmann	Director	March 30, 2006

EXHIBIT INDEX
(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
4.1	Certificate of Designations of Preference of Series A Preferred Stock of Teltronics, Inc. filed with the Delaware Secretary of State on August 19, 1996. Filed as Exhibit 5 to Teltronics' Form 8-K filed October 7, 1996.
4.2	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc., filed with the Delaware Secretary of State on February 24, 1998. Filed as Exhibit 3.1 to Teltronics' Form 8-K filed March 9, 1998.
4.3	Amended Designation of Teltronics, Inc. filed with the Delaware Secretary of State on February 25, 1998. Filed as Exhibit 3.2 to Teltronics' Form 8-K filed March 9, 1998.
4.4	Certificate of Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on March 27, 2002. Filed as Exhibit 3.6 to Teltronics' Form 10-K filed April 1, 2002.
4.5	Amended Designations Establishing Series of Shares and Articles of Amendment of Teltronics, Inc. filed with the Delaware Secretary of State on April 29, 2002. Filed as Exhibit 3 to Teltronics' Form 10-Q filed August 14, 2002.
10.1	Loan and Security Agreement between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries dated February 25, 1998. Filed as Exhibit 10.4 to Teltronics' Form 8-K filed March 9, 1998.
10.2	Secured Senior Subordinated Promissory Note of Teltronics, Inc. in the principal amount of $1,000,000 dated February 28, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.5 to Teltronics' Form 8-K filed March 9, 1998.
10.3	Secured Senior Promissory Note of Teltronics, Inc. in the principal amount of $280,000 dated February 26, 1998 delivered to Sirrom Capital Corporation. Filed as Exhibit 10.6 to Teltronics' Form 8-K filed March 9, 1998.
10.4	Common Stock Purchase Warrant covering 525,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 9, 1998.
10.5	Common Stock Purchase Warrant covering 365,000 shares of Common Stock of Teltronics, Inc. issued to Sirrom Capital Corporation dated February 26, 1998. Filed as Exhibit 10.8 to Teltronics' Form 8-K filed March 9, 1998.
10.6	Registration Rights Agreement dated February 25, 1998 between Teltronics, Inc. and Sirrom Capital Corporation. Filed as Exhibit 10.9 to Teltronics' Form 8-K filed March 9, 1998.
10.7	Agreement of Sale dated March 5, 1998 between AT Supply, Inc. and AT2 Communications, Incorporated. Filed as Exhibit 10.7 to Teltronics' Form 8-K filed March 19, 1998.
10.8	Amendment dated December 22, 1998, to Ninth Amendment to Loan and Security Agreement and First Note Modification Agreement dated July 23, 1997 between The CIT Group/Credit Finance, Inc. and Teltronics, Inc., AT Supply, Inc. and Interactive Solutions, Inc. Filed as Exhibit 10.1 to Teltronics' Annual Report on Form 10-K filed March 31, 1999.
10.9	Global Amendment dated March 29, 1999 between Sirrom Capital Corporation and Teltronics, Inc. and its Subsidiaries. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed May 14, 1999.
10.10	Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000.00 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.
10.11	Amended and Restated 12% Subordinated Secured Debenture Due February 13, 2002 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed May 14, 1999.

10.12	Lease Rider No. 990325 dated March 25, 1999, between Teltronics, Inc. and SunShore Leasing Corporation. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed May 14, 1999.
10.13	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated May 3, 1999. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 2, 1999.
10.14	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated May 3, 1999. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 2, 1999.
10.15	Agreement of Sale dated December 31, 1999 between Teltronics, Inc. and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed January 14, 2000.
10.16	Amendment to Agreement of Sale dated February 16, 2000 between Teltronics, Inc., and Telident, Inc. Filed as Exhibit 10.1 to Teltronics' Form 8-K/A filed February 24, 2000.
10.17	Asset Sale Agreement dated June 30, 2000 by and between Teltronics, Inc. and Harris Corporation. Filed as Exhibit 10.1 to Teltronics' Form 8-K filed July 12, 2000.
10.18	Amended Agreement dated October 30, 2000 between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Teltronics' Form 10-Q filed November 13, 2000.
10.19	Amended and Restated Employment Agreement between the Company and Ewen R. Cameron dated August 31, 2002 Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 13, 2001.
10.20	Amended and Restated Employment Agreement between the Company and Norman R. Dobiesz dated August 31, 2001 Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 13, 2001.
10.21	Amended, Restated and Consolidated Secured Promissory Note restated as of March 28, 2002 delivered to Harris Corporation. Filed as Exhibit 10.21 to Teltronics' Form 10-K filed April 1, 2002.
10.22	Third Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered May 2, 2002 by Teltronics, Inc. to Finova Mezzanine Capital, Inc. f/k/a/ Sirrom Capital Corporation. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed August 14, 2002.
10.23	Amended and Restated Stock Purchase Warrant covering 525,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed August 14, 2002.
10.24	Amended and Restated Stock Purchase Warrant covering 365,000 shares Common Stock of Teltronics, Inc. issued May 2, 2002 to Finova Mezzanine Capital, Inc. f/k/a Sirrom Capital Corporation. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed August 14, 2002.
10.25	Employment Agreement between the Company and Patrick G. Min dated September 9, 2002. Filed as Exhibit 10.1 to Teltronics' Form 10-Q filed November 14, 2002.
10.26	Employment Agreement between the Company and Robert B. Ramey dated September 9, 2002. Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed November 14, 2002.
10.27	Thirteenth Amendment to Loan and Security Agreement dated October 16, 2002 between The CIT Group/Business Credit, Inc. and Teltronics. Filed as Exhibit 10.3 to Teltronics' Form 10-Q filed November 14, 2002.
10.28	First Amendment to Loan and Security Agreement, Fourth Amended and Restated Senior Secured Promissory Note and Pledge and Security Agreement dated September 30, 2002 between Finova Mezzanine Capital Inc. and Teltronics, Inc. Filed as Exhibit 10.4 to Teltronics' Form 10-Q filed November 14, 2002.
10.29	Secured promissory note for $2,250,000 aggregate principal amount issued by Teltronics, Inc. in favor of Tri-Link Technologies, dated as of June 4, 2003.
10.30	Second Amendment to Loan and Security Agreement and Fifth Amended and Restated Senior Secured Promissory Note dated September 9, 2003 between Teltronics, Inc. and Finova Mezzanine Capital Inc. Filed as Exhibit 10 to Form 10-Q filed November 14, 2003.
10.31	Patent Transfer Agreement dated August 16, 2004 by and between Harris Corporation and Teltronics, Inc. Filed as Exhibit 10 to Form 10-Q filed August 16, 2004.
10.32	Investment Agreement between Teltronics, Inc. and International Media Network AG dated October 19, 2004. Filed as Exhibit 10.1 to Form 10-Q filed November 15, 2004.
10.33	Share Exchange Agreement between International Media Network AG and Norman R. Dobiesz dated October 19, 2004. Filed as Exhibit 10.2 to Form 10-Q filed November 15, 2004.

10.34	Extension and Amendment of Lease between ARE Sarasota Limited Partnership and Teltronics, Inc. dated March 31, 2005. Filed as Exhibit 10.1 to Form 10-Q filed May 11, 2005.
10.35	New York State Department of Education/DIIT Minibid #2189 Awarded January 31, 2005 to Teltronics, Inc. Filed as Exhibit 10.2 to Form 10-Q filed May 11, 2005.
10.36	Amended Loan and Security Agreement between Teltronics, Inc. and The CIT Group/Business Credit, Inc. dated April 25, 2005. Filed as Exhibit 10.3 to Form 10-Q filed May 11, 2005.
10.37	Patent Transfer Agreement dated August 16, 2004 by and between Harris Corporation and Teltronics, Inc. . Filed as Exhibit 10 to Form 10-Q filed August 15, 2005.
10.38	Settlement Agreement and Mutual Release among Teltronics, Inc., Tri-Link Technologies Inc., and Hargan-Global Ventures Inc. dated October 12, 2005. Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2005.
10.39	Promissory Note of Teltronics, Inc. in the principal amount of $750,000 dated October 12, 2005 delivered to Tri-Link Technologies Inc. Filed as Exhibit 10.2 to Form 10-Q filed November 14, 2005.
10.40	Promissory Note of Teltronics, Inc. in the principal amount of $250,000 dated October 12, 2005 delivered to Dove Ventures, Ltd. Filed as Exhibit 10.3 to Form 10-Q filed November 14, 2005.
10.41*	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated October 21, 2005.
10.42*	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated October 21, 2005.
14	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
21*	List of Subsidiaries.
23.1*	Consent of Independent Registered Certified Public Accountants, Kirkland, Russ, Murphy & Tapp, P.A.
23.2*	Consent of Independent Registered Certified Public Accountants, Ernst & Young LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Financial Officer.
32*	United States Code (18 U.S.C. 1350), executed by the Chief Executive Officer and the Chief Financial Officer.
_____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.