Form 10-Q
period 2006-03-31
TELTRONICS INC
filed 2006-05-05
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2006
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

As of May 4, 2006, there were 8,636,539 shares of the Registrant’s Common Stock, par value $.001, outstanding.

Exhibit index appears on page 9.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$1,148	$1,150
Accounts receivable, net of allowance for doubtful accounts	7,871	6,568
Costs and estimated earnings in excess of billings
on uncompleted contracts	283	418
Inventories, net	5,489	5,970
Other current assets	615	953

Total current assets	15,407	15,059
Property and equipment, net	903	967
Other assets	875	954

Total assets	$17,185	$16,980

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Line of credit	$5,864	$5,112
Current portion of long-term debt and capital
lease obligations	846	855
Accounts payable	5,399	5,630
Deferred dividends	1,100	---
Other current liabilities	4,396	3,788

Total current liabilities	17,605	15,385
Long-term liabilities:
Deferred dividends	---	1,100
Long-term debt and capital lease obligations, net of
current portion	2,886	3,081

Total long-term liabilities	2,886	4,181
Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,672	24,658
Accumulated deficit and other comprehensive loss	(27,987)	(27,253)

Total shareholders' deficiency	(3,306)	(2,586)

Total liabilities and shareholders' deficiency	$17,185	$16,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2006	2005
Net sales
Product sales and installation	$6,915	$6,529
Maintenance and service	3,376	3,233

	10,291	9,762
Cost of goods sold	6,286	5,501

Gross profit	4,005	4,261

Operating expenses:
General and administrative	1,321	1,465
Sales and marketing	1,888	1,986
Research and development	927	1,030
Depreciation	119	174

	4,255	4,655

Loss from operations	(250)	(394)
Other income (expense):
Interest	(318)	(348)
Other	25	510

	(293)	162

Loss before income taxes	(543)	(232)
Income taxes	17	5

Net loss	$(560)	$(237)
Dividends on Preferred Series B and C Convertible stock	163	159

Net loss available to common shareholders	$(723)	$(396)

Net loss per share:
Basic and Diluted	$(0.08)	$(0.05

Weighted average shares outstanding:
Basic and Diluted	8,636,539	7,869,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2006	2005
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(547)	$(424)
INVESTING ACTIVITIES - NET	(48)	353
FINANCING ACTIVITIES:
Net borrowings on line of credit	752	(629)
Other	(149)	24

Net cash flows provided by (used in) financing activities	603	(605)
Effect of exchange rate changes on cash	(10)	(24)

Net decrease in cash and cash equivalents for the period	(2)	(700)

Cash and cash equivalents - Beginning of Period	1,150	1,580
Cash and cash equivalents - End of Period	$1,148	$880

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 — COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(560)	$(237)
Foreign currency translation	(10)	(24)

Total comprehensive loss	$(570)	$(261)

NOTE 3 — NET LOSS PER SHARE

Effective January 1, 2006, the Company adopted the modified prospective method, as prescribed by Financial Accounting Standard No. 148 (FAS 148), of accounting for stock based compensation.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Basic and diluted
Net loss	$(560)	$(237)
Preferred dividends	(163)	(159)

	$(723)	$(396)

Weighted average shares outstanding	8,636,539	7,869,617

Net loss per share	$(0.08)	$(0.05)

Had FAS 148 been adopted retroactive to January 1, 2005 the Company would have reported $33 additional expense for the three months ended March 31, 2005 and the basic and diluted net loss per share would have remained $0.05.

For the three months ended March 31, 2006 and 2005, options to purchase 1,627,000 and 1,700,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2006 and 2005, warrants to purchase 536,236 and 1,190,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 4 — INVENTORIES

The major classes of inventories are as follows:

	March 31, 2006	December 31, 2005
	(Unaudited)
Raw materials	$3,194	$3,325
Work-in-process	1,086	1,168
Finished goods	1,209	1,477

	$5,489	$5,970

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales increased $529 or 5.4% for the three month period ended March 31, 2006 as compared to the same period in 2005. The overall increase in net sales for the three month period ended March 31, 2006 was primarily the result of improved sales in the 20-20™ market and non-Teltronics equipment market, offset with reduced sales from the contract manufacturing market.

Gross profit margin for the three month periods ended March 31, 2006 and 2005 was 39.0% and 43.6%, respectively. The decrease in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4,255 and $4,655 for the three month period ended March 31, 2006 and 2005, respectively.

General and administrative expenses decreased $144 for the three month period ended March 31, 2006 as compared to the same period in 2005. The net decrease for the three month period ended March 31, 2006 was primarily the result of the $174 decrease in legal fees as a result of the prior year settlements of the legal issues, a $43 decrease in rent, a decrease of $26 for business insurance, offset with a $126 increase in the provision for doubtful accounts primarily due to the three month 2005 collection of outstanding specific accounts.

Sales and marketing expenses decreased $98 for the three month period ended March 31, 2006 as compared to the same period in 2005. The net decrease for the three month period ended March 31, 2006 was primarily a result of a $60 decrease in advertising and tradeshow expense, a $38 decrease in supplies, and a $40 decrease in rent, offset with $60 of increased compensation and temporary labor.

Research and development expenses decreased $103 for the three month period ended March 31, 2006 as compared to the same period in 2005. The net decrease for the three month period ended March 31, 2006 was primarily the result of a $70 decrease in temporary labor, and a $26 reduction in consulting costs.

Other Income (Expense)

Other income (expense) was ($293) for the three month period ended March 31, 2006 as compared to $162 for the same period in 2005. For the three month period ended March 31, 2006, interest expense decreased $30 based on the new debt structure. Other income decreased $485 for the three month period ended March 31, 2006 as a result of the 2005 gain on sale of patents of $495 related to the sale of the abandoned technology.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2006 was $547, primarily the result of the net loss, net assets used $155 primarily from an increase in accounts receivables offset by decreases in inventory and prepaids, liabilities provided $196 primarily for a reduction in billings in excess of costs and estimated earning on uncompleted contracts and deferred revenue, offset by in increase in accounts payable. Net cash flow from investing activities for the three months ended March 31, 2005 was $47. Net cash flow from financing activities for the three months ended March 31,2006 was $603 which was primarily the result of borrowings from the line of credit.

As of March 31, 2006 the Company has cash and cash equivalents of $1,148 as compared to $1,150 as of December 31, 2005.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year. Consequently, net sales for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

PART II — OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2006, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $192 which amounts include interest thereon.

ITEM 6(a).  EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).  REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended March 31, 2006. Information regarding the item reported on is as follows:

Date Filed	Item Reported On

April 3, 2006	2.02 Results of Operation and Financial Condition 9.01 Financial Statements and Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2006	TELTRONICS, INC. By: /s/ EWEN R. CAMERON —————————————— Ewen R. Cameron President & Chief Executive Officer
Dated: May 4, 2006	By: /s/ RUSSELL R. LEE III —————————————— Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________ (*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2006.