Form 10-Q
period 2006-06-30
TELTRONICS INC
filed 2006-08-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2006
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________________________ to _________________________

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

As of August 14, 2006, there were 8,636,539 shares of the Registrant’s Common Stock, par value $.001, outstanding.

Exhibit index appears on page 10.

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$572	$1,150
Accounts receivable, net of allowance for doubtful accounts	6,389	6,568
Costs and estimated earnings in excess of billings on uncompleted contracts	217	418
Inventories, net	5,330	5,970
Other current assets	798	953

Total current assets	13,306	15,059
Property and equipment, net	800	967
Other assets	838	954

Total assets	$14,944	$16,980

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Line of credit	$3,281	$5,112
Current portion of long-term debt and capital lease obligations	833	855
Accounts payable	5,175	5,630
Deferred dividends	1,300	--
Other current liabilities	4,337	3,788

Total current liabilities	14,926	15,385
Long-term liabilities:
Deferred dividends	--	1,100
Long-term debt and capital lease obligations, net of
current portion	2,690	3,081

Total long-term liabilities	2,690	4,181
Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,685	24,658
Accumulated deficit and other comprehensive loss	(27,366)	(27,253)

Total shareholders' deficiency	(2,672)	(2,586)

Total liabilities and shareholders' deficiency	$14,944	$16,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Product sales and installation	$ 8,020	$ 9,883	$ 14,935	$ 16,412
Maintenance and service	3,477	3,091	6,853	6,324

	11,497	12,974	21,788	22,736
Cost of goods sold	6,438	7,370	12,724	12,871

Gross profit	5,059	5,604	9,064	9,865

Operating expenses:
General and administrative	1,046	1,204	2,367	2,669
Sales and marketing	1,985	1,749	3,873	3,735
Research and development	915	975	1,842	2,005
Depreciation	69	137	188	311

	4,015	4,065	8,270	8,720

Income from operations	1,044	1,539	794	1,145
Other income (expense):
Interest	(296)	(395)	(614)	(743)
Gain on sale of abandoned
Technology	--	--	--	495
Other	10	51	35	66

	(286)	(344)	(579)	(182)

Income before income taxes	758	1,195	215	963
Income taxes	3	3	20	8

Net lncome	755	1,192	195	955
Dividends on Preferred Series B and
C Convertible stock	163	163	326	322

Net income (loss) available to common shareholders	$ 592	$ 1,029	$ (131)	$ 633

Net income (loss) per share:
Basic	$ 0.07	$ 0.13	$ (0.02)	$ 0.08
Diluted	$ 0.07	$ 0.11	$ (0.02)	$ 0.08

Weighted average shares outstanding:
Basic	8,636,539	7,874,539	8,636,539	7,870,826
Diluted	11,547,058	10,905,227	8,636,539	7,960,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Six Months Ended June 30,
	2006	2005
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 1,900	$ (455)
INVESTING ACTIVITIES - NET	(156)	297
FINANCING ACTIVITIES:
Net borrowings on line of credit	(1,831)	1,394
Other	(509)	(437)

Net cash flows provided by (used in) financing activities	(2,340)	957
Effect of exchange rate changes on cash	18	(31)
Net increase (decrease) in cash and cash equivalents for the period	(578)	768

Cash and cash equivalents - Beginning of Period	1,150	1,580
Cash and cash equivalents - End of Period	$ 572	$ 2,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain reclassifications were made to the 2005 amounts to conform to the 2006 presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 — COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 755	$ 1,192	$ 195	$ 955
Foreign currency translation	28	(6)	18	(30)

Total comprehensive income	$ 783	$ 1,186	$ 213	$ 925

NOTE 3 — NET INCOME (LOSS) PER SHARE

Effective January 1, 2006, the Company adopted the modified prospective method, as prescribed by Financial Accounting Standard No. 148 (FAS 148), of accounting for stock based compensation.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share	2006	2005	2006	2005

Basic
Net income (loss)	$ 755	$ 1,192	$ 195	$ 955
Preferred dividends	(163)	(163)	(326)	(322)

	$ 592	$ 1,029	$ (131)	$ 633

Weighted average shares outstanding	8,636,539	7,874,539	8,636,539	7,870,826
Net income (loss) per share	$ 0.07	$ 0.13	$ (0.02)	$ 0.08

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share	2006	2005	2006	2005

Diluted
Net income (loss)	$ 755	$ 1,192	$ 195	$ 955
Preferred dividends	--	--	(326)	(322)
Interest	--	32	--	--

	$ 755	$ 1,224	$ (131)	$ 633

Weighted average shares outstanding	11,547,058	10,905,227	8,636,539	7,960,217

Net income (loss) per share	$ 0.07	$ 0.11	$ (0.02)	$ 0.08

Had FAS 148 been adopted retroactive to January 1, 2005 the Company would have reported $33 additional expense for the three months ended June 30, 2005 and the basic and diluted net income per share would have remained $0.13 and $0.11, respectively. The Company would have reported $66 additional expense for the six months ended June 30, 2005 and the basic and diluted net income per share would have been $0.07.

For the three and six months ended June 30, 2006 and 2005, options to purchase 1,128,691 and 1,541,350 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2006 and 2005, warrants to purchase 300,000 and 1,190,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 4 — INVENTORIES

The major classes of inventories are as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$ 3,038	$ 3,325
Work-in-process	766	1,168
Finished goods	1,526	1,477

	$ 5,330	$ 5,970

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $1,477 or 11.4% for the three month period ended June 30, 2006 as compared to the same period in 2005. Net sales decreased $948 or 4.2% for the six month period ended June 30, 2006 as compared to the same period in 2005. The three and six month decrease is primarily the result of a decrease in sales of certain services and E911 markets offset with an increase in the Intelligent Systems Management markets.

Gross profit margins for the three month periods ended June 30, 2006 and 2005 were 44.0% and 43.2%, respectively. Gross profit margins for the six month periods ended June 30, 2006 and 2005 were 41.6% and 43.4% respectively. The decrease in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4,015 and $4,065 for the three month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses decreased $158 for the three month period ended June 30, 2006 as compared to the same period in 2005. The net decrease was primarily the result of the a $104 decrease in rent, a $111 decrease in legal fees, a $75 decrease in professional fees, a $16 decrease in provision for bad debt and a $24 decrease in business insurance, offset with a $145 increase in the compensation and fringe and a $31 increase in recruiting.

Sales and marketing expenses increased $236 for the three month period ended June 30, 2006 as compared to the same period in 2005. The net increase was primarily a result of a $116 increase in commissions, a $78 increase in travel, a $28 increase in demo unit expense, and a $28 increase in office expenses, offset with a $26 decrease in compensation

Research and development expenses decreased $60 for the three month period ended June 30, 2006 as compared to the same period in 2005. The net decrease was primarily the result of a decrease in compensation and temporary labor expense.

Depreciation and amortization expense decreased $68 for the three month ended June 30, 2006 as compared to the same period in 2005.

Operating expenses were $8,270 and $8,720 for the six month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses decreased $302 for the six month period ended June 30, 2006 as compared to the same period in 2005. The net decrease was primarily the result of a $286 decrease in legal fees, a $108 decrease in rent, a $75 decrease in professional services, a $39 decrease in telephone expense, a $50 decrease in business insurance, an $18 decrease in equipment expense, and a $22 decrease in miscellaneous expense, offset with a $110 increase in provision for bad debt and a $190 increase in compensation and fringe.

Sales and marketing expenses increased $138 for the six month period ended June 30, 2006 as compared to the same period in 2005. The net increase was primarily a result of a $75 increase in commissions, a $74 increase in compensation and fringe, and a $26 increase in demo unit expense, offset with a $41 decrease in rent.

Research and development expenses decreased $163 for the six month period ended June 30, 2006 as compared to the same period in 2005. The net decrease was primarily the result of a $114 decrease in compensation and temporary labor, $22 decrease in rent and telephone and a $23 decrease in outside professional services.

Depreciation and amortization expense decreased $123 for the six month ended June 30, 2006 as compared to the same period in 2005.

Other Income (Expense)

Other income (expense) was ($286) for the three month period ended June 30, 2006 as compared to ($344) for the same period in 2005. The decrease was primarily the result of a $99 decrease in interest expense based on the new debt structure and a $41 decrease in other income.

Other expense was $579 for the six month periods ended June 30, 2006 as compared to $182 for the same period in 2005. The increase was primarily the result of a $129 decrease in interest expense based on the new debt structure, and a $526 decrease in other income based on the 2005 gain on sale of patents of $495 related to the sale of the iCommunicator product line.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2006 was $1,900 primarily the result of an $822 decrease in inventory, a $248 decrease in billings in excess of cost, a $407 adjustment for depreciation and amortization, a $177 decrease in costs and estimated earnings in excess billings, a $176 increase in accrued expenses, and a $155 increase in prepaid expenses offset with a $286 decrease in accounts payable. Net cashflow from investing activities for the six months ended June 30, 2005 was $156. Net cashflow from financing activities for the six months ended June 30, 2006 was $2,340 which was primarily the result of repayment of borrowings from the line of credit.

As of June 30, 2006 the Company had cash and cash equivalents of $572 as compared to $1,150 as of December 31, 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to a dispute pending in Delaware Chancellory Court in which the Preferred Series B shareholder is seeking reimbursement of legal fees incurred in connection with his pursuit of a position on the Company's Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2006, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $192 which amounts include interest thereon.

The Company is subject to certain financial covenants under its Revolving Credit, Term Loan and Security Agreement, one of which stipulates that the Company maintain a fixed charge coverage ratio of at least 1.15 to 1. The Company's fixed charge ratio at the end of April 2006 was slightly below the required ratio but was in excess of the required ratios in May and June 2006.

ITEM 6(a).  EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).  REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended June 30, 2006. Information regarding the item reported on is as follows:

Date Filed	Item Reported On
May 10, 2006	Item 2.02: Results of Operations and Financial Condition Item 9.01: Financial Statements and Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006	TELTRONICS, INC. By: /s/ EWEN R. CAMERON —————————————— Ewen R. Cameron President & Chief Executive Officer
Dated: Auust 14, 2006	By: /s/ RUSSELL R. LEE III —————————————— Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2006.