Form 10-Q
period 2006-09-30
TELTRONICS INC
filed 2006-11-08
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________________ to ______________________________________

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

As of November 1, 2006, there were 8,639,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 11.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,059	$1,150
Accounts receivable, net of allowance for doubtful accounts	8,491	6,568
Costs and estimated earnings in excess of billings on uncompleted contracts	214	418
Inventories, net	5,391	5,970
Other current assets	736	953
Total current assets	15,891	15,059

Property and equipment, net	778	967
Other assets	846	954

Total assets	$17,515	$16,980

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$5,479	$5,112
Current portion of long-term debt and capital lease obligations	819	855
Accounts payable	5,527	5,630
Deferred dividends	1,400	---
Other current liabilities	4,101	3,788
Total current liabilities	17,326	15,385
Long-term liabilities:
Deferred dividends	---	1,100
Long-term debt and capital lease obligations, net of current portion	2,494	3,081
Total long-term liabilities	2,494	4,181
Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,697	24,658
Accumulated deficit and other comprehensive loss	(27,011)	(27,253)
Total shareholders' deficiency	(2,305)	(2,586)

Total liabilities and shareholders' deficiency	$17,515	$16,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT
In thousands, except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales
Product sales and installation	$9,034	$7,599	$23,969	$24,011
Maintenance and service	3,183	3,186	10,036	9,510
	12,217	10,785	34,005	33,521
Cost of goods sold	7,143	6,457	19,867	19,328
Gross profit	5,074	4,328	14,138	14,193
Operating expenses:
General and administrative	1,383	1,549	3,750	4,218
Sales and marketing	1,722	1,836	5,595	5,571
Research and development	958	1,039	2,800	3,044
Depreciation	65	120	253	431
	4,128	4,544	12,398	13,264
Income (loss) from operations	946	(216)	1,740	929

Other income (expense):
Interest	(470)	(241)	(1,084)	(984)
Other	22	3,958	57	4,519
	(448)	3,717	(1,027)	3,535
Income before income taxes	498	3,501	713	4,464
Income taxes	3	17	23	25
Net income	495	3,484	690	4,439
Dividends on Preferred Series B and C Convertible stock	163	163	489	485
Net income available to common shareholders	$332	$3,321	$201	$3,954

Net income per share:
Basic	$0.04	$0.42	$0.02	$0.50
Diluted	$0.04	$0.32	$0.02	$0.36

Weighted average shares outstanding:
Basic	8,636,539	7,880,806	8,636,539	7,874,143
Diluted	9,286,768	10,874,280	9,094,402	10,883,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
In thousands, except shares and per share amounts

	Nine Months Ended September 30,
	2006	2005

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$531	$(2,455)

INVESTING ACTIVITIES - NET	(263)	260

FINANCING ACTIVITIES:
Net borrowings on line of credit	367	2,617
Other	(769)	(1,707)
Net cash flows (used in) provided by financing activities	(402)	910

Effect of exchange rate changes on cash	43	(58)

Net decrease in cash and cash equivalents for the period	(91)	(1,343)

Cash and cash equivalents - Beginning of Period	1,150	1,580

Cash and cash equivalents - End of Period	$1,059	$237

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 - COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$495	$3,484	$690	$4,439
Foreign currency translation	25	(28)	43	(57)
Total comprehensive income	$520	$3,456	$733	$4,382

NOTE 3 - NET INCOME PER SHARE

Effective January 1, 2006, the Company adopted the modified prospective method, as prescribed by Financial Accounting Standard No. 148 (FAS 148), of accounting for stock based compensation.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income per share	2006	2005	2006	2005
Basic
Net income	$495	$3,484	$690	$4,439
Preferred dividends	(163)	(163)	(489)	(485)
	$332	$3,321	$201	$3,954

Weighted average shares outstanding	8,636,539	7,880,806	8,636,539	7,874,143
Net income per share	$0.04	$0.42	$0.02	$0.50

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income per share	2006	2005	2006	2005
Diluted
Net income	$495	$3,484	$690	$4,439
Preferred dividends	(163)	---	(489)	(485)
Interest	---	32	---	---
	$332	$3,516	$201	$3,954

Weighted average shares outstanding	9,286,768	10,874,280	9,094,402	10,883,415
Net income per share	$0.04	$0.32	$0.02	$0.36

Had FAS 148 been adopted retroactive to January 1, 2005 the Company would have reported $33 additional expense for the three months ended September 30, 2005 and the basic and diluted net income per share would have remained $0.42 and $0.32, respectively. The Company would have reported $98 additional expense for the nine months ended September 30, 2005 and the basic and diluted net income per share would have been $0.49 and $0.35, respectively.

For the three and nine months ended September 30, 2006 and 2005, options to purchase 874,000 and 1,436,000 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2006 and 2005, warrants to purchase 300,000 and 536,236 shares of common stock, respectively, were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)

Raw materials	$2,999	$3,325
Work-in-process	959	1,168
Finished goods	1,433	1,477
	$5,391	$5,970

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales increased $1.4 million or 13.3% for the three month period ended September 30, 2006 as compared to the same period in 2005. Net sales increased $484 or 1.4% for the nine month period ended September 30, 2006 as compared to the same period in 2005. The three month increase is primarily the result of an increase in managed services and the 20-20 product line, offset with a decrease in the E911 line. The nine month increase is primarily the result of an increase in sales from 20-20 and ISM line offset with a decrease in the E911 line.

Gross profit margin for the three month period ended September 30, 2006 and 2005 was 41.5% and 40.1%, respectively. Gross profit for the nine month period ended September 30, 2006 and 2005 was 41.6% and 42.3% respectively. The change in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4.1 million and $4.5 million for the three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses decreased $165 for the three month period ended September 30, 2006 as compared to the same period in 2005. The net decrease for the three month period ended September 30, 2006 was primarily the result of a $156 decrease in legal fees as a result of the settlement of certain legal issues in the prior year, a $62 decrease in telephone charges, offset with a $55 increase in bad debt expense.

Sales and marketing expenses decreased $114 for the three month period ended September 30, 2006 as compared to the same period in 2005. The net decrease for the three month period ended September 30, 2006 was primarily a result of a $78 decrease in professional services and a $36 decrease in small equipment costs.

Research and development expenses decreased $81 for the three month period ended September 30, 2006 as compared to the same period in 2005. The net decrease for the three month period ended September 30, 2006 was primarily the result of a $49 decrease in temporary labor, a $22 decrease in recruiting, and a $34 decrease in professional services.

Depreciation and amortization expense decreased $54 for the three month period ended September 30, 2006 as compared to the same period in 2005.

Operating expenses were $12.4 million and $13.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses decreased $467 for the nine month period ended September 30, 2006 as compared to the same period in 2005. The net decrease for the nine month period ended September 30, 2006 was primarily the result of a $442 decrease in legal fees as a result of the settlement of the legal issues in the prior year, an $88 decrease in rent, a $146 decrease in telephone expense, a $54 decrease in shipping and postage, a $54 decrease in professional services, a $52 decrease in recruiting, and a $42 decrease in business insurance, offset with a $165 increase in provision for bad debt and a $248 increase in compensation and fringe.

Sales and marketing expenses increased $24 for the nine month period ended September 30, 2006 as compared to the same period in 2005. The net increase for the nine month period ended September 30, 2006 was primarily a result of a $57 increase in commissions and a $22 increase in demo unit expense, offset with a $59 increase in small equipment costs.

Research and development expenses decreased $244 for the nine month period ended September 30, 2006 as compared to the same period in 2005. The net decrease for the nine month period ended September 30, 2006 was primarily the result of a $253 decrease in professional services, and a $32 decrease in rent and telephone, offset with an $18 increase in evaluation units and a $25 increase in small equipment costs.

Depreciation and amortization expense decreased $178 for the nine month period ended September 30, 2006 as compared to the same period in 2005.

Other Income (Expense)

Other income (expense) was ($448) and $3,717 for the three month period ended September 30, 2006 and 2005, respectively. For the three month period ended September 30, 2006 interest expense increased $229 based on the new debt structure. Other income decreased $3,936 for the three month period ended September 30, 2006 primarily as a result of the 2005 gain on extinguishment of debt.

Other income (expense) was ($1,027) and $3,535 for the nine month period ended September 30, 2006 and 2005, respectively. For the nine month period ended September 30, 2006 interest expense increased $100 based on the new debt structure. Other income decreased $4,462 for the nine month period ended September 30, 2006 primarily as a result of the 2005 gain on extinguishment of debt and the sale of patents of $495 related to the sale of the iCommunicator product line.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine month period ended September 30, 2006 was $531. This was primarily the result of a $507 decrease in inventory, a $425 increase in billings in excess of cost, a $572 adjustment for depreciation and amortization, a $180 decrease in costs and estimated earnings in excess billings, and a $218 decrease in prepaid expenses, offset with a $2.1 million increase in accounts receivable. Net cash flow used in investing activities for the nine month period ended September 30, 2006 was $263. Net cash flow used in financing activities for the nine month period ended September 30, 2006 was $402 which was primarily the result of repayment of borrowings from the line of credit and payment of dividends on preferred series B stock.

As of September 30, 2006, the Company has cash and cash equivalents of $1.1 million as compared to $1.2 million as of December 31, 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is party to a dispute pending in Delaware Chancellory Court in which the Preferred Series B shareholder is seeking reimbursement of legal fees incurred in connection with his pursuit of a position on the Company’s Board of Directors.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2006, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $192 which amounts include interest thereon.

The Company is subject to certain financial covenants under its Revolving Credit, Term Loan and Security Agreement, one of which stipulates that the Company maintain a debt coverage ratio of 2.5 to 1. The Company’s debt coverage ratio at the end of July 2006 was slightly above the required ratio but was below the required ratio in August and September 2006.

ITEM 6(a).   EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).   REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2006. Information regarding the item reported on is as follows:

Date Filed	Item Reported On

August 16, 2006	Item 2.02: Results of Operations and Financial Condition Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: November 8, 2006	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: November 8, 2006	By:	/s/ Russell R. Lee III Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2006.