Form 10-K
period 2006-12-31
TELTRONICS INC
filed 2007-04-17
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Common stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K,  ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2.)
Yes ☐ No  ☒

The aggregate market value on the OTC Bulletin Board of the Registrant's common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics' most recently completed second fiscal quarter (June 30, 2006), was approximately $2,681,078. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 12, 2007, 8,647,539 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

Exhibit index appears on pages 58.

i

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

The Company's operations are classified into three reportable segments, Teltronics, Inc., Teltronics Limited (“UK”) and Mexico. Operating segment data for 2006, 2005 and 2004 are summarized in Note 13 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

Our Strategy

Our principal strategy is to provide quality voice and data products and other telecommunication services to the marketplace and to deliver these products and services in the most cost effective manner. The Company now has a range of products in its switching line to cover from 0 to 10,000 ports.

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

TELTRONICS, INC. SEGMENT

Intelligent Systems Management

In the early 1980's, telecommunications sales and service providers were looking for ways to differentiate themselves. Competitive pressures significantly eroded margins on sales of equipment, and interconnects began to concentrate more on service to address decreasing sales and margins. This initiative led to the development of enhanced service offerings to their customers, and the Teltronics alarms monitoring, or Intelligent Systems Management ("ISM") product line was designed to capitalize on this strategy. The ISM products maintained a leadership role in alarms monitoring for voice networks throughout the '80's and '90's; the new century ushered in new technologies and the convergence of voice communications and data communications gained momentum.

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

Products. The ISM product line consists of two major components…Remote Agents and a Management Information System ("MIS"). Together these products create an integrated approach to monitoring the health of a diverse population of customer systems. Central to the ISM product strategy is vendor independence, since few customers have a homogenous population of systems to manage. Combining the ISM products with professional services, we offer a total solution for managing voice and data systems that are critical to the success of enterprises in the 21st century.

Remote Agents. A Remote Agent is special-purpose microcomputer device, collocated with voice or data systems, that are to be monitored and managed. The Agent is designed to operate in a totally unattended environment, detect events in a wide variety of customer equipment, and report selected events to MIS. Reporting may be via a local area network (LAN), wide area network (WAN), the Internet, or the public telephone network. The Agent is a very intelligent system that is capable of acting alone to collect events and make decisions about what is reported. In addition the Agent may take action, autonomously or when instructed to do so, to correct problems as they occur. Remote Agents also monitor and report on environmental conditions that impact sensitive telecom and datacom equipment and have the ability to store and forward performance information and other metrics generated by these systems. The Remote Agent provides a secure communications path that allows the service organization to access the critical systems remotely.

For almost two decades, the Site Event Buffer-II® ("SEB-II") has been the workhorse Remote Agent in the ISM stable. During that time more than 125,000 units have been sold worldwide. While discontinued in early 2005, tens of thousands are still in use by our customers today. The Site Event Buffer Enterprise Agent® ("SEBea®"), introduced in the fourth quarter of 2002, was the third generation of Remote Agent in the ISM product line. The SEBea is designed around a significantly more powerful computing engine and is network enabled to allow management of voice, data, and converged systems. The SEBea supports all features of previous generations of SEB products while offering services such as a Simple Network Protocol ("SNMP") Proxy Agent, SNMP Segment Manager and greatly expanded environmental monitoring through a range of internal sensors. In addition, the SEBea can monitor up to eight directly attached elements (serial) and a wide range of network elements (Ethernet/IP/SNMP). Introduced in early 2005, NET-PATH® and NET-PATHm™, are fifth generation ISM agents. NET-PATH is housed in a streamlined, robust, IU metal chassis similar to routers and other data communications equipment. NET-PATHm is specifically designed for entry level applications and is priced aggressively to capture new business. Both agents deliver all the same features as the SEBea.

In early 2006, NET-PATH Plus™ was introduced to address the growing challenges of the Managed Services marketplace. Building on NET-PATH, the newest Remote Agent adds a router/firewall module which uses the latest VPN technologies to provide secure, broadband access required for managing the latest generation IP Telephony and other Information Technology systems.

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

Voice Over Internet Protocol (“VoIP”)

Cypreon®. Cypreon is a VoIP switching system specifically designed to meet the needs of small to medium sized enterprises (both single-site and multi-location). The system combines the high speed access of broadband, the reliability of modern telecommunications, and the power of full-featured network servers to provide high quality voice and data communications to employees whether they work at the office, at home, or around the globe.

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

Cypreon is fully compatible with Session Initiation Protocol “SIP”. A new family of SIP phones were introduced in 2006 to augment our own executive phones.

20-20™ Switching Systems. The Company continues to invest in engineering development to maintain and expand capabilities to include IP Telephony convergence. With the introduction of IP Telephony gateways, the more than 15,000 20-20 end users can upgrade their systems, allowing them to retain the existing 20-20 system investments.

CERATO™ is a new family of products. The new family will include a number of VoIP remote gateways that will support Analog, Digital and VoIP subscribers as well as Analog and Digital Trunks. These gateways will be used to provide cost effective communications between home office and remote offices using the latest VoIP technologies. This new family of products will also include a family of CERATO communications terminals that support terminations to traditional Digital Subscriber cards as well as VoIP networks. A new family of high density communication blades will be introduced along with a new high density CERATO communications server. The high density blades will support 128 Direct VoIP terminations, 4 T1/E1 Digital trunks, 32 Analog Subscribers, 32 Digital Subscribers, 32 Analog LS/GS trunks. An embedded SIP server will be included in the CERATO family gateways and communications servers.

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

Originally designed to work with the 20-20 as its "switching fabric", the Company's goal is to migrate OmniWorks towards switch-independence. The release of OmniWorks 6.0 now enables the software to fully integrate with Cypreon and provide an integrated IP solution. 6.0 is also compatible with CERATO which offers the user a fully redundant solution.

OmniWorks may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents. OmniWorks is available to any of the Company's distribution partners with support from its professional services group; however, the target market is larger users with sophisticated IT requirements and infrastructures.

Emergency Response Systems

Telident Enterprise Systems. Teltronics believes it occupies a unique position in the telecommunications industry by marketing a comprehensive product line that addresses the business sectors of E911 marketplace.

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

Trademarks, Patents and Copyrights

We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights covering substantially all our material technologies. We currently hold a world-wide, non-exclusive, fully paid-up license to make, use and sell the inventions under approximately 30 U.S patents and numerous international patents and patent applications relating to the 20-20 digital switching product line. We consider the patents relating to our digital switching products to be the most important to our business. The patents relating to the 20-20 digital switching systems expire on various dates between 2006 and 2019. We also currently own 5 U.S. patents relating to emergency 9-1-1 call station identification features and a personal translator device for assisting communications. We have approximately 30 registered trademarks in the United States, of which we consider the 20-20 and the SEBea to be our most valuable. We license some technology from third parties that we use in providing manufacturing services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

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

Backlog

The Company's backlog at December 31, 2006 was approximately $11,513, as compared to $14,610 at December 31, 2005. The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements. Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are typically not as strong as results during the other quarters. The sales of the Company continued to be impacted by the general slowdown of telecommunications expenditures.

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

	Years Ended December 31,
	2006	2005	2004

New York City Department of Education	22%	19%	14%
Nielsen Media Research	8%	7%	10%
IBM	7%	10%	12%

We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. The historic percentages in the table above are not necessarily indicative of the percentage of net sales that we may receive from any customer in the future.

 Competition

The telecommunications network industry is highly competitive. The Company has one significant competitor with its ISM product group, Ion Networks, Inc. The Company has many competitors in the Digital Switching Systems product group with the dominant players being Avaya and NORTEL. Management of the Company believes the Company's products are competitive in price, product performance, warranty, technology and service.

Research and Product Development

The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products. The Company's research and development expenditures during the fiscal years ended December 31, 2006, 2005 and 2004 were $3,816, $3,979 and $3,114, respectively.

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

Employees

As of December 31, 2006, the Company employed 248 personnel.

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

The Company is currently in litigation over attorney fees associated with the FGC Holdings Ltd. (“FGC”) litigation settled in 2005.

In February of 2007 the Company agreed to make ten monthly payments of $15,700 commencing in March 2007 to FGC in settlement of the litigation. One of the Company’s directors, Peter Friedmann, is affiliated with FGC.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Teltronics, Inc. held its Annual Meeting of Stockholders at its principal office of the Corporation at 2150 Whitfield Industrial Way, Sarasota, Florida 34243 on November 9, 2006.

The following nominees were duly elected as directors of the Corporation to serve until the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified: Ewen R. Cameron, Norman R. Dobiesz, Gregory G. Barr and Richard L. Stevens.

The appointment of Kirkland, Russ, Murphy & Tapp, P.A. as independent certified public accountants for the Corporation's 2006 fiscal year was ratified with 46,369,398 votes in favor, 10,246 votes opposed and 1,213 abstentions.

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

	COMMON STOCK
	2006		2005
	High	Low	High	Low
PERIOD

1st Quarter	$0.80	$0.40	$0.65	$0.36
2nd Quarter	0.86	0.40	0.43	0.30
3rd Quarter	0.64	0.31	1.00	0.27
4th Quarter	0.45	0.29	0.99	0.36

On April 12, 2007, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.48 per share. As of April 12, 2007, there were approximately 500 shareholders of record of the Company's common stock.

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

The Company has 12,625 shares of Preferred Series B Convertible stock outstanding at December 31, 2006 and 2005. The Preferred Series B Convertible stock provides for a $16 per share annual dividend, payable quarterly and increasing to $18 per share on February 27, 2004 and to $20 per share on February 27, 2005. The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares. The Company has the right to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director.

The Company has 40,000 shares of Preferred Series C Convertible stock outstanding at December 31, 2006 and 2005. The Preferred Series C Convertible stock provides for a $10 per share annual dividend, payable quarterly. The annual dividend increases to $20 per share beginning April 1, 2007. The holder of the Preferred Series C Convertible stock has the right, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment. The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

In connection with a financial advisory and investment banking agreement entered into in July 2005, the Company issued a warrant to purchase 236,236 common shares at an exercise price of $0.35 per share. The exercise period of the warrants is ten years.

In connection with a settlement agreement entered into in October 2005, the Company issued 750,000 restricted shares of common stock.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock as compared to the cumulative total return for the Nasdaq Stock Market Total Return Index - US Companies, and the Nasdaq Stock Market - Telecommunications Stock Index. The Stock Performance Graph assumes $100 was invested in the stock or the index on December 31, 2001 and assumes that no dividends were paid.

Five Year Cumulative Total Return Chart
(Per $100 Invested)

	2001	2002	2003	2004	2005	2006
Teltronics, Inc.	100	12	60	64	52	40
NASDAQ Stock Market - US Companies	100	68	103	112	113	124
NASDAQ Stock Market - Telecommunications Stock	100	46	78	84	78	99

Five Year Cumulative Total Return Graph
(Per $100 Invested at Fiscal Year Ending December 31,)

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data was derived from the Company's audited financial statements and should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

	2006	2005	2004	2003	2002
Statement of Operations Data:

Net sales	$46,863	$46,096	$46,045	$46,884	$54,387
Gross profit:	19,832	19,185	18,272	18,287	19,644
Recurring operating expense	16,799	17,160	17,320	19,883	22,661
Impairment of fixed assets	---	1,583	---	---	---
Total operating expenses	16,799	18,743	17,320	19,883	22,661
Income (loss) from operations	3,033	442	952	(1,596)	(3,017)
Other income (expense):
Interest	(1,427)	(1,273)	(1,640)	(1,675)	(1,601)
Non-operating gains	39	4,689	1,234	(25)	24
Total other income (expense)	(1,388)	3,416	(406)	(1,700)	(1,577)

Net income (loss)	$1,607	$3,816	$539	$(3,303)	$(4,609)
Net income (loss) available to common shareholders	$954	$3,168	$(85)	$(3,905)	$(5,111)

Net income (loss) per share:
Basic	$0.11	$0.39	$(0.01)	$(0.54)	$(0.93)
Diluted	$0.10	$0.36	$(0.01)	$(0.54)	$(0.93)

Shares used to compute amount::
Basic	8,637,246	8,041,323	7,831,051	7,297,512	5,482,845
Diluted	9,280,289	10,540,391	7,831,051	7,297,512	5,482,845
Balance Sheet Data:
Working capital (deficiency)	$798	$(326)	$(2,922)	$(10,889)	$1,187
Total assets	16,692	16,980	16,424	16,320	18,149
Line of credit, current portion of long-term debt and capital lease obligations	6,228	5,967	4,831	11,250 (1)	2,193
Long-term debt and capital lease obligations, less current portion	2,366	3,081	7,885	1,383	8,642
Total shareholders' deficiency	$(1,452)	$(2,586)	$(6,044)	$(6,124)	$(2,609)

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

General Overview

The Company focuses on three major telecommunications markets. The first is the monitoring of alarms from PBXs, voice mail systems and data networks. This market is referred to as the Intelligent Systems Management market for which the product is sold directly to service companies to enable them to be pro-active in maintaining their systems. Typical service companies are companies such as Verizon, Black Box, Southwestern Bell (new AT&T), Telus and Bell Canada. The Company maintains a sales force nationwide to service these major customers. The Company has been successful in not only increasing the number of products sold to these customers, but also finding new service company customers. Typically the sales cycle would be six months to eighteen months while the customer tests the product before installation. A new customer would then purchase an IRISnGEN, which is a centralized piece of software that monitors the alarms at the remote sites. At the remote sites, the Company provides one of its SEB-II's or an SEBea, which is an alarms management, monitoring, pro-active computerized device. The Company expects to continue to invest in research and development to develop, not only next generation versions of the centralized Windows® NT based software (IRISnGEN), but also the SEB hardware including NET-PATH®.

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

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each year. Consequently, results for the fourth and first quarters of each year are not typically as strong as results during the other quarters.

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

Impairments

If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value.

The Company assesses the recoverability of goodwill and intangible asset not subject to amortization under FAB No. 142, “Goodwill and Other Intangible Assets.”

Inventory obsolescence

Inventories are stated at the lower of cost or market. In the electronics and telecommunications industry technology changes rapidly and, accordingly, a considerable amount of judgment is used when evaluating inventories for the level of obsolescence.

Results of Operations

The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Gross profit:	42.3	41.6	39.7
Recurring operating expense	35.9	37.3	37.6
Impairment of fixed assets	---	3.4	---
Total operating expenses	35.9	40.7	37.6
Income from operations	6.4	.9	2.1

Other income (expense):
Interest	(3.0)	(2.8)	(3.6)
Non-operating gains	0.1	10.2	2.7

Total other income (expense)	(2.9)	7.4	(0.9)

Income before income taxes	3.5	8.3	1.2

Provision for income taxes	0.1	0.1	---
Net income	3.4%	8.2%	1.2%

The following is a discussion of results of operations for each of the three years ended December 31, 2006, 2005 and 2004. The discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales and Gross Profit Margin (in thousands)

Net sales increased $767 or 1.7% for the year ended December 31, 2006 as compared to the same period in 2005. Net sales increased $51 or 0.1% for the year ended December 31, 2005 as compared to the same period in 2004.

The increase in net sales for the year ended December 31, 2006 was primarily the result of an increase of $539 in net sales from the US, an increase of $214 in net sales from the Mexico subsidiary, and an increase of $14 in net sales from the UK subsidiary. The overall increase in net sales for the year ended December 31, 2006 was primarily the result of improved sales in the Intelligent Systems Management market and an increase in the 20-20 market, offset with decreases in the non-Teltronics equipment market and E911 markets. The increase in net sales for the year ended December 31, 2005 was primarily the result of an increase of $200 in net sales from our UK subsidiary and an increase of $271 in net sales for the US, offset with a $420 decrease in the Mexico subsidiary. The overall increase in net sales for the year ended December 31, 2005 was primarily the result of improved sales in the 20-20 market, offset by the ongoing downturn in the Intelligent Systems Management market as customers switch from the Time Division Multiplexing technology to the Internet Protocol technology.

Gross profit margin, excluding the effect of the provision for slow moving inventories, for the years ended December 31, 2006, 2005 and 2004 was 42.3%, 41.6%, and 41.3%, respectively.

Operating Expenses

Recurring operating expenses were $16,799, $17,160 and $17,320 for the years ended December 31, 2006, 2005 and 2004, respectively. In October 2005 the Company recorded an additional $1,583 charge for the impairment of assets associated with capitalized software.

2006

General and administrative expenses decreased $22 for the year ended December 31, 2006 as compared to the same period in 2005. The net decrease for the year ended December 31, 2006 was primarily the result of the following items: (a) a $353 decrease in legal fees, (b) a $180 decrease in telephone expense, (c) an $84 decrease in rent expense, (d) a $64 decrease in recruiting costs, (e) a $60 decrease in business insurance, (f) a $42 decrease in shipping charges, and (g) a $33 decrease in public entity expenses. These decreases were partially offset with the following items: (a) a $517 increase in compensation and benefits expenses primarily associated with the replacement of personnel, and (b) a $265 increase in the provision for doubtful accounts.

Sales and marketing expenses increased $48 for the year ended December 31, 2006 as compared to the same period 2005. The net increase for the year December 31, 2006 was primarily the result of the following items: (a) a $71 increase in travel, entertainment, and tradeshow, (b) a $66 write-off of a Mexican tax receivable, (c) a $62 increase in commission expense, and (d) a $25 increase in telephone expense. These increases were partially offset with the following items: (a) a $98 decrease in temporary labor, (b) a $63 decrease in small equipment and software expense, and (c) a $25 decrease in compensation and fringe expense.

Research and development expenses decreased $163 for the year ended December 31, 2006 as compared to the same period in 2005. The net decrease for the year ended December 31, 2006 was primarily the result of a $210 decrease in temporary labor, a $26 decrease in recruiting expense, and a $31 decrease in rent expense. These decreases were partially offset with a $108 increase in compensation and fringe expense.

Depreciation and amortization expense decreased $224 for the year ended December 31, 2006 as compared to the same period in 2005. The decrease for the year ended December 31, 2006 was primarily the result of lower asset purchases and older assets becoming fully depreciated.

2005

General and administrative expenses decreased $57 for the year ended December 31, 2005 as compared to the same period in 2004. The net decrease for the year ended December 31, 2005 was primarily the result of the following items: (a) a decrease of $112 in legal fees, (b) a decrease of $93 in provision for doubtful accounts, (c) a $61 decrease in software licensing and support, and (d) a decrease of $58 in rent and telephone expense. These decreases were partially offset with a $260 increase in compensation, benefits and recruiting expenses.

Sales and marketing expenses decreased $421 for the year ended December 31, 2005 as compared to the same period in 2004. The net decrease for the year ended December 31, 2005 as primarily the result of the following items: (a) a $207 decrease in rent, (b) a $140 decrease in travel, meals, entertainment and tradeshows, and (c) a $66 decrease in compensation and fringe.

Research and development expenses increased $865 for the year ended December 31, 2005 as compared to the same period in 2004. The net increase for the year ended December 31, 2005 was primarily the result of a $772 increase in wages and benefits costs and a $40 increase in recruiting expenses related to an increase in headcount.

Depreciation and amortization expense decreased $547 for the year ended December 31, 2005 as compared to the same period in 2004. The net decrease for the year ended December 31, 2005 was primarily the result of lower asset purchases and older assets becoming fully depreciated.

Other Income (Expense)

For the year ended December 31, 2006, interest expense increased $154 and non-operating gains decreased $4,650 as compared to the same period in 2005. The increase in interest costs was primarily the result of the debt restructured during 2005. The decrease in non-operating gain of $4,650 was primarily related to $3,897 gain associated with the satisfaction of a secured promissory note, $450 associated with the sale of patents, and $211 associated with the settlement of the Tri-Link debt, which were recorded in 2005.

For the year ended December 31, 2005 interest expense decreased $367, and non-operating gains increased $3,455 as compared to the same period in 2004. The decrease in interest costs was primarily the result of the restructuring of the debt. The non-operating gain of $4,689 was primarily related to the gain of $3,897 associated with the satisfaction of a secured promissory note, $450 associated with the sale of patents and $211 associated with the Tri-Link debt.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities

Net cash provided by operating activities was $635 for the year ended December 31, 2006. The $635 was comprised of the following items: (a) net income of $1,607, (b) net non-cash income of $1,418, (c) an increase in operating assets of $1,058, and (d) a decrease in operating liabilities of $1,332. The net increase in operating assets was primarily the result of an increase in accounts receivables of $2,166, offset with a $709 decrease in inventory and a $410 decrease in prepaid expenses. The increase in accounts receivables is the result of increased sales in the fourth quarter. The net decrease in operating liabilities was primarily the result of decreased accounts payable of $1,590, offset with an increase in accrued liabilities of $446. The net non-cash income in 2006 of $1,418 was primarily comprised of depreciation and amortization of $537, provision for slow moving inventory of $222, and provision for doubtful accounts of $454.

Net cash used in operating activities was $1,110 for the year ended December 31, 2005. The $1,110 was comprised of the following items: (a) net income of $3,816, (b) net non-cash income of $1,384, (c) an increase in operating assets of $4,253 and (d) an increase in operating liabilities of $711. The net increase in operating assets was primarily the result of an increase in inventory of $2,621 and a $1,026 increase in accounts receivable. The increased inventory, of which $1,618 is raw materials, resulted from the increased purchasing to meet forecasted demand which the Company was not able to fulfill in 2005 due to capacity constraints in the fourth quarter. The increase in accounts receivable is the result of increased sales in the fourth quarter. The net increase in operating liabilities was primarily the result of an increase in accounts payable of $672, attributable in part to the inventory increase sited above. The net non-cash income in 2005 of $1,384 was primarily comprised of the following items: (a) other non-operating gains of $4,603, which included the gain on the extinguishment of debt, offset with, (b) impairment of fixed assets of $1,583, (c) depreciation and amortization of $1,446, and (d) provision for slow moving inventories of $214.

Net cash provided by operating activities was $1,570 for the year ended December 31, 2004. The $1,570 was comprised of the following items: (a) net income of $539, (b) net non-cash expenses of $1,739, (c) an increase in operating assets of $1,078, and (d) an increase in operating liabilities of $370. The net increase in operating assets was primarily a result of an increase in accounts receivable of $2,015, which was partially offset by a decrease in inventories of $977. The net increase in operating liabilities was primarily a result of an increase in accounts payable of $455. The net non-cash expenses in 2004 of $1,739 were comprised primarily of the following items: (a) depreciation and amortization of $1,996, (b) gain on sale of patents of $1,233, and (c) provision for slow moving inventories of $745.

Net cash flows provided by (used in) investing activities

Net cash flows used in investing activities were $379 for the year ended December 31, 2006 as the Company acquired property and equipment to support its operations.

Net cash flows provided by investing activities were $176 for the year ended December 31, 2005 primarily driven by the $495 proceeds from the sale of the iCommunicator patent offset with acquisitions of property and equipment.

Net cash flows used in investing activities were $642 for the year ended December 31, 2004 as the Company acquired $256 of property and equipment to support its operations and made payments of $386 for inventories and customer contracts and relationships in connection with its acquisition of SMARTCALL Limited.

Net cash flows provided by (used in) financing activities

Net cash flows used in financing activities for the year ended December 31, 2006 were $743. The Company had net borrowings on its line of credit of $282 and principal repayments of $777. Additionally, the Company paid dividends on the Preferred Series B convertible stock of $248.

Net cash flows provided by financing activities for the year ended December 31, 2005 were $572. The Company had net borrowings on its line of credit of $2,558 and net principal repayments of $2,011. Additionally, the Company paid dividends on the Preferred Series B convertible stock of $227. The Company also entered into a $250 long term loan with an entity controlled by a Director of the Company.

Net cash flows provided by financing activities for the year ended December 31, 2004 were $470. The Company had net borrowings on its line of credit of $1,158 and net principal repayments of $541. Additionally, the Company paid dividends on the Preferred Series B Convertible stock of $152. These uses of cash were partially offset by proceeds from the issuance of common stock under the Company’s Employee Stock Purchase Plan of $5 and a short-term loan of $350 from an entity controlled by a director of the Company. The short-term loan was subsequently repaid plus a financing fee of $50, from cash flows generated from operating activities.

Liquidity

As of December 31, 2006 the Company had cash and cash equivalents of $794 as compared to $1,150 as of December 31, 2005. Working capital as of December 31, 2006 was $798 and a $326 deficiency as of December 31, 2005.

Our principal obligation as of December 31, 2006 consisted primarily of the following items: (a) a revolving line of credit facility with an outstanding balance of $5,394, (b) a senior term loan of $2,292, (c) a note payable to Tri-Link of $458, (d) a note payable to a related party of $300, and (e) dividend on our Series B and C Preferred stock, of which $253 is due and payable within the next twelve months.

The Company has 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2006. Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $16 per share, payable quarterly and increasing to $18 per share on February 27, 2004, and to $20 per share on February 27, 2005. Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $10 per share, payable quarterly and increasing to $20 per share beginning April 1, 2007. If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors. The Series C Preferred holder had agreed to defer the demand for payment of fifteen dividend payments until April 30, 2008 and the Series B Preferred Stock dividend was in arrears three payments.

    Our contractual obligations consist of operating leases for facilities, debt financing and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2006 for the fiscal years ending December:

	2007	2008	2009	2010	2011	2012 and thereafter

Operating leases	$1,356	$1,180	$985	$898	$128	$	---
Debt financing	834	7,724	36	---	---		---
Preferred Series B and C convertible stock dividends	953	1,053	1,053	1,053	1,053		1,053
Total contractual cash obligations	$3,143	$9,957	$2,074	$1,951	$1,181		$1,053

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at December 31, 2006. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate. An increase in interest rates of 100 basis points would not significantly impact the Company's net income. All of the Company's business is recorded in U.S. dollars. Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company. The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in respective periods.

Quarterly Results of Operations (Unaudited)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$10,291	$11,497	$12,217	$12,858
Cost of goods sold	6,286	6,438	7,143	7,164
Net income (loss)	(560)	755	495	917
Net income (loss) per share:
Basic	$(0.08)	$0.07	$0.04	$0.09
Diluted	$(0.08)	$0.07	$0.04	$0.08

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$9,762	$12,974	$10,785	$12,575
Cost of goods sold	5,501	7,370	6,457	7,583
Net income (loss)	(237)	1,192	3,484	(623)
Net income (loss) per share:
Basic	$(0.05)	$0.13	$0.42	$(0.09)
Diluted	$(0.05)	$0.11	$0.32	$(0.09)

ITEM 8.    FINANCIAL STATEMENTS

Certain information required by this item is included in Item 7A of Part II of this report under the heading "Quarterly Results of Operations (Unaudited)" and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Certified Public Accounting Firm	22
Consolidated Balance Sheets - December 31, 2006 and 2005	23
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	24
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2006, 2005 and 2004	25
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	26-27
Notes to Consolidated Financial Statements	28-43
Financial Statement Schedule:
Item 15(a)2:	56
Schedule II - Valuation and Qualifying Accounts
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

 REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Teltronics, Inc.:

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the years in the three-year period ended December 31, 2006. Our audit also included the consolidated financial statement schedule listed in the Index 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
April 13, 2007

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$794	$1,150
Accounts receivable, net	8,512	6,568
Inventories, net	5,227	6,388
Prepaid expenses and other current assets	543	953
Total current assets	15,076	15,059
Property and equipment, net	809	967
Goodwill	241	241
Other assets, net	566	713
Total assets	$16,692	$16,980

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$5,394	$5,112
Current portion of long-term debt and capital lease obligations	834	855
Accounts payable	4,040	5,630
Accrued expenses and other current liabilities	2,748	2,338
Deferred revenue	1,262	1,450
Total current liabilities	14,278	15,385
Long-term liabilities:
Deferred dividends	1,500	1,100
Long-term debt, net of current portion	2,366	3,081
Total long-term liabilities	3,866	4,181
Commitments and contingencies Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,639,539 and 8,636,539 issued and outstanding at December 31, 2006 and 2005, respectively	9	9
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	---	---
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	---	---
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	---	---
Additional paid-in capital	24,707	24,658
Other comprehensive income (loss)	55	(76)
Accumulated deficit	(26,223)	(27,177)
Total shareholders' deficiency	(1,452)	(2,586)
Total liabilities and shareholders' deficiency	$16,692	$16,980

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2006	2005	2004

Net sales
Product sales and installation	$33,219	$33,172	$35,043
Maintenance and service	13,644	12,924	11,002
	46,863	46,096	46,045
Cost of goods sold	27,031	26,911	27,773
Gross profit	19,832	19,185	18,272
Operating expenses:
General and administrative	5,247	5,269	5,326
Sales and marketing	7,426	7,378	7,799
Research and development	3,816	3,979	3,114
Depreciation and amortization	310	534	1,081
Impairment of fixed assets	---	1,583	---
	16,799	18,743	17,320
Income from operations	3,033	442	952

Other income (expense):
Interest	(1,427)	(1,273)	(1,640)
Non-operating gains	39	4,689	1,234
	(1,388)	3,416	(406)
Income before income taxes	1,645	3,858	546
Income taxes	38	42	7

Net income	1,607	3,816	539

Dividends on Preferred Series B and C Convertible stock	653	648	624
Net income (loss) available to common Shareholders	$954	$3,168	$(85)

Net income (loss) per share:
Basic	$0.11	$0.39	$(0.01)
Diluted	$0.10	$0.36	$(0.01)

Weighted average shares outstanding:
Basic	8,637,246	8,041,323	7,838,715
Diluted	9,280,289	10,540,391	7,838,715

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
(In thousands, except share data)

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE, DECEMBER 31, 2003	7,729,736	$8	152,625	---	$24,170	$(43)	$(30,259)	$(6,124)
Shares issued for SMARTCALL Limited acquisition	100,000	---	---	---	70	---	---	70
Shares issued for exercise of stock options	20,000	---	---	---	1	---	---	1
Shares issued under Employee Stock Purchase Plan	11,803	---	---	---	3	---	---	3
Modification of exercise period of warrants and options	---	---	---	---	57	---	---	57
Comprehensive income:
Net income	---	---	---	---	---	---	538	538
Foreign currency	---	---	---	---	---	35	---	35
Comprehensive income								573
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(624)	(624)
BALANCE, DECEMBER 31, 2004	7,861,539	$8	152,625	---	$24,301	$(8)	$(30,345)	$(6,044)
Shares issued for Tri-Link settlement	750,000	1	---	---	298	---	---	299
Shares issued for exercise of stock options	25,000	---	---	---	2	---	---	2
Issuance of warrants	---	---	---	---	57	---	---	57
Comprehensive loss:
Net income	---	---	---	---	---	---	3,816	3,816
Foreign currency	---	---	---	---	---	(68)	---	(68)
Comprehensive loss								3,748
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(648)	(648)
BALANCE, DECEMBER 31, 2005	8,636,539	$9	152,625	---	$24,658	$(76)	$(27,177)	$(2,586)
Shares issued for exercise of stock options	3,000	---	---	---	---	---	---	---
Stock based compensation expense	---	---	---	---	49	---	---	49
Comprehensive income:
Net income	---	---	---	---	---	---	1,607	1,607
Foreign currency	---	---	---	---	---	131	---	131
Comprehensive income								1,738
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(653)	(653)
BALANCE, DECEMBER 31, 2006	8,639,539	$9	152,625	---	$24,707	$55	$(26,223)	$(1,452)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Years Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$1,607	$3,816	$539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	537	1,446	1,996
Provision for slow moving inventories	454	214	745
Provision (recovery) for doubtful accounts	222	(43)	49
Amortization of deferred financing costs	119	---	80
Amortization of other intangible assets	37	112	99
Stock based compensation expense	49	---	---
Impairment of fixed assets	---	1,583	---
Other non-operating gains	---	(4,603)	(1,233)
Forfeiture of deferred compensation	---	(93)	---
Amortization of compensation and other related expense	---	---	3
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(2,166)	(1,026)	(2,015)
Inventories	709	(2,621)	977
Prepaid expenses and other current assets	410	(573)	53
Other assets	(11)	(33)	(93)
Accounts payable	(1,590)	672	455
Accrued expenses and other current liabilities	446	(23)	(15)
Deferred revenue	(188)	62	(70)
Net cash flows provided by (used in) operating activities	635	(1,110)	1,570
INVESTING ACTIVITIES:
Acquisition of property and equipment	(379)	(266)	(256)
Proceeds from sale of property and equipment	---	495	---
Payments for inventories and customer contracts and relationships of SMARTCALL	---	(53)	(386)
Net cash flows provided by (used in) investing activities	(379)	176	(642)
FINANCING ACTIVITIES:
Net borrowings on line of credit	282	2,558	1,158
Proceeds from issuance of common stock	---	2	5
Net principal repayments on loans, notes and capital leases	(777)	(2,011)	(541)
Dividends paid on Preferred Series B Convertible stock	(248)	(227)	(152)
Borrowing from related party	---	1,000	350
Repayment of loan from related party	---	(750)	(350)
Net cash flows provided by (used in) financing activities	(743)	572	470
Effect of exchange rate changes on cash	131	(68)	36
Net increase (decrease) in cash and cash equivalents	(356)	(430)	1,434
Cash and cash equivalents - beginning of year	1,150	1,580	146
Cash and cash equivalents - end of year	$794	$1,150	$1,580

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, except share data)

	Years Ended December 31,
	2006		2005		2004

SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:

Equipment acquired under capital lease		$88	$	---	$	---
Fair value of Common stock issued for Tri-Link settlement		---		299		---
Fair value of Warrants issued with debt		---		57		---
Unpaid dividends on Preferred Series B and C Convertible stock included in accounts payable		---		---		469
Fair value of Common stock issued for SMARTCALL Limited acquisition		---		---		70
Fair value of consideration for SMARTCALL Limited acquisition included in accounts payable		---		---		90
Fair value of accounts receivable exchanged as consideration for inventories from SMARTCALL Limited acquisition		---		---		28
Fair value of consideration exchanged related to sale of Patents to Harris Corporation:
Unpaid interest on debt		---		---		741
Unpaid principal on debt		---		---		534

SUPPLEMENTAL DISCLOSURES:
Interest paid		$1,365		$1,086		$946
Income taxes paid	$	---	$	---		$4

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(All amounts in thousands, except share amounts)

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

Effective February 1, 2004, Teltronics Limited, the Company’s subsidiary in the United Kingdom (“UK”), purchased the maintenance business of SMARTCALL Limited in the UK. Under the agreements with SMARTCALL and two of its principals, the Company agreed to pay $27 in cash, an additional sum based on a percentage of monthly maintenance revenues over twelve months ending March 31, 2005 and 100,000 shares of common stock of Teltronics. For years ended December 31, 2005, and 2004, $53 and $587, respectively was earned under this earn-out provision. There was no earn-out in 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk - The Company's largest customer was 22%, 19% and 14% of sales in 2006, 2005 and 2004, respectively. The second largest customer was 8%, 7% and 10% of sales in 2006, 2005 and 2004, respectively. The third largest customer was 7%, 10% and 12% of sales in 2006, 2005 and 2004, respectively. The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables. Cash balances are maintained in financial institutions. Occasionally, deposits may exceed amounts insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments - Cash, accounts receivable and accounts payable are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments. The line of credit, note payable and long-term debt reflect interest rates that are currently available to the Company based on the financing arrangement and the collateral provided. As a result, the carrying amount of the note payable and long-term debt approximates fair value.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting for Stock-based Compensation - Prior to January 1, 2006, the start of the Company’s fiscal year 2006, the Company accounted for the stock-based compensation granted under the Company’s stock incentive plans under the recognition and measurement provisions of APB 25. In accordance with APB 25 the Company used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for the stock option awards to employees in the Consolidated Statement of Operations. Effective January 1, 2006, the Company implemented Statement 123R for all stock-based compensation that was not vested as of December 31, 2005. In accordance with Statement 123R the Company measures compensation cost for employee stock options at fair value and recognizes cost over the vesting period. See Note 7 for additional information regarding stock options.

Had compensation cost for the Company’s stock options been recognized in 2004 and 2005 based upon estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123R, the Company’s net income and net income per share would have been as follows:

	2006	2005	2004
Net income	$1,607	$3,816	$539
Stock-based employee compensation cost if fair method value had been applied	---	(125)	(190)
Net income - pro forma	1,607	$3,691	$349
Net income (loss) per share:
Basic - as reported	$0.11	$0.39	$(0.01)
Basic - pro forma	$0.11	$0.36	$(0.04)

Diluted - as reported	$0.10	$0.36	$(0.01)
Diluted - pro forma	$0.10	$0.35	$(0.04)

Inventories - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations. We recognize a reserve for slow moving inventory based primarily on our estimated forecast of product demand and production requirements.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives (three to ten years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Capitalized Software - Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high-risk development issues. The Company capitalizes only those costs directly attributable to the development of the software. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility, these costs are expensed as incurred and included in research and development. Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research and development. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product-by-product basis over five years. Capitalized costs are reviewed annually for impairment.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are impaired. During 2005, the Company recognized $1,583 as impairment charges related to capitalized software costs.

Impairments - If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under FAS No. 142 “Goodwill and Other Intangible Assets.”

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years that began after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Changes in the Company's product liability during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance, beginning of the year	$171	$192	$302
Warranties issued during the year	259	114	80
Payments made during the year	(198)	(124)	(135)
Changes in liability for pre-existing warranties during the year	(11)	(11)	(55)
Balance, end of the year	$221	$171	$92

Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Accounts receivable	$8,877	$6,785
Allowance for doubtful accounts	(365)	(217)
	$8,512	$6,568

As of December 31, 2005, accounts receivable included $79 of retainage. There was no retainage at December 31, 2006.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INVENTORIES, NET

The major classes of inventories, net at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Raw materials	$2,883	$3,325
Work-in-process	1,045	1,586
Finished goods	1,299	1,477
	$5,227	$6,388

At December 31, 2006, accumulated costs of approximately $150 on contracts, net of progress payments of $144 amounting to $6 and are included in work-in-process inventory.

At December 31, 2005, accumulated costs of approximately $1,268 on contracts, net of progress payments of $1,330, and estimated earnings of approximately $480 amount to $418 and are included in work-in-process inventory.

Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenue of approximately $673 and $918 as of December 31, 2006 and 2005, respectively.

The reserve for slow moving inventories was $1,185 and $989 as of December 31, 2006 and 2005, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment, net at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Machinery and equipment	$7,699	$7,680
Furniture, fixtures and computers	4,541	4,506
Equipment under capital leases	646	558
Capitalized software	2,547	4,987
Leasehold improvements	599	501
	16,031	18,232
Accumulated depreciation and amortization	(15,222)	(17,265)
	$809	$967

Depreciation and amortization expense was $537, $1,446 and $1,996 for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense of $264, $911 and $1,041, respectively, was included in cost of goods sold. Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $143, $201, and $2,324 as of December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, amortization and impairment expense related to capitalized software was $60, $2,139 and $841, respectively.

NOTE 6 - LINE OF CREDIT AND LONG-TERM DEBT

In July 2005, the Company entered into a new Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) under which the Company obtained a $3,000 term loan (“Term Loan”) and was granted an $8,000 revolving credit facility (“Revolver”). Advances under the Revolver are based on a borrowing base formula that provides for, among other things, eligibility based on certain percentages of receivables and inventory. Advances under the Revolver bear interest (10.75% at December 31, 2006) at prime plus 2.5%. The Loan Agreement is subject to certain financial covenants, one of which stipulates that the Company maintain a debt coverage ratio of 2.5 to 1. The Company’s debt coverage ratio at the end of July 2006 was slightly above the required ratio, however, the covenant violation was waived in October 2006. The Loan Agreement provides for, among other things, certain mandatory prepayments, including an annual prepayment on the Term Loan equal to 50% of the Company’s excess cash flow, as defined in the Agreement. At December 31, 2006 $1,028 was available for advance. Substantially all of the Company’s assets are pledged to secure borrowings under the Loan Agreement which matures June 2008.

In 2005, the Company used approximately $8,100 under the facility to satisfy the Company’s debt under its previous line of credit facility and its Secured Promissory Note. The Company recognized a gain of $3,897 or $0.48 per basis share on the extinguishment of the Secured Promissory Note. In 2004 the Company transferred certain patents to the Secured Promissory note-holder in lieu of certain amounts due. The Company recognized a gain of $1,234 on the transfer.

In 2005, the Company entered into a Settlement Agreement (“Settlement Agreement”) with Tri-Link Technologies Inc. (“Tri-Link”) under which all arbitration and legal proceedings were settled. Under the Settlement Agreement, the Company paid $1,000 and issued 750,000 restricted shares of the Company’s Common Stock and a $750 note to Tri-Link in exchange for the Company’s original promissory note in the amount of $2,250. The Company recognized a gain of $211 on the transaction.

In 2005, the Company borrowed $250 from an entity controlled by one of the Company’s directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt at December 31, 2006 and 2005 consists of the following:

	December 31,
	2006	2005
Term Loan, payable in monthly installments of $42 plus interest (11.75% at December 31, 2005) at prime plus 3.5%.	$2,292	$2,792
Note payable to Tri-Link in monthly principal installments of $21 plus interest with final maturity October 2008.	458	708
Note payable to related party payable principal and interest due November 2008.	300	258
Notes payable to finance companies, payable in monthly installments of $86 with interest at approximately 20%. The notes mature through 2010 and are collateralized by vehicles.	116	105
Capital lease obligations, interest at 8%	34	73
Total	3,200	3,936
Less current portion	834	855
Long-term portion	$2,366	$3,081

Future principal maturities of long-term debt and capital lease obligations, as of December 31, 2006, are as follows:

2007	$834
2008	2,330
2009	36
2010	---
$3,200

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is in arrears on three quarterly dividend payments due on Preferred Series B Convertible stock at December 31, 2006 that total $189, which represents $15.00 per weighted average common share. If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

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

(B)    Warrants - In July 2005, the Company issued a warrant to purchase 236,236 common shares in connection with the Loan Agreement. The warrant is exercisable for a period of up to ten years at a price, which is subject to escalation under certain conditions, of $0.35 per share. The Company recorded a deferred charge of $57 in connection with issuing the warrant which is being amortized over the three year term of the Agreement.

In connection with the Senior Secured Promissory Note, the Company had an outstanding warrant which expired in February 2005 to purchase 890,000 shares of common stock at $1.00 per share.

In September 2002, the Company issued a warrant to a financial advisor to purchase 300,000 shares of common stock at $1.00 per share which is exercisable through September 2007.

(C)    Incentive Stock Option Plan - In 1995, the Company adopted an Incentive Stock Option Plan ("1995 Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The 1995 Plan, under which the Company may issue options for up to 2,500,000 shares of the Company’s common stock, terminated August 8, 2005. In September 2004, the Company’s shareholders approved the Company’s 2005 Incentive Stock Option Plan (“2005 Plan”) under which the Company may issue options for up to 1,000,000 shares of the Company’s common stock. The 2005 Plan will terminate September 28, 2014 unless terminated by the Board of Directors or extended by the Board and approved by the shareholders. Both plans authorize the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The term of an option shall be fixed by the Board. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2006, 2005 and 2004:

December 31, 2006:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	728,000	$0.18	7.1	540,800	$0.21
$0.50 - $1.00	635,000	0.99	4.1	629,000	1.00
$1.63 - $3.03	193,000	2.24	3.3	193,000	2.24
	1,556,000	$0.77	5.4	1,362,800	$0.86

December 31, 2005:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	798,000	$0.19	8.2	189,200	$0.08
$0.50 - $1.00	635,000	0.99	5.1	506,000	1.00
$1.63 - $3.03	194,000	2.24	4.2	194,000	2.24
	1,627,000	$0.75	6.5	889,200	$1.07

December 31, 2004:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.23	607,000	$0.09	8.2	109,400	$0.07
$0.50 - $1.00	645,000	0.98	6.2	379,000	1.00
$1.63 - $3.03	348,000	2.05	3.5	315,400	2.02
	1,600,000	$0.88	6.4	803,800	$1.27

No options were granted during 2006.

The per share weighted average fair value of options granted during the years ended December 31, 2005 and 2004 were $0.32 and $0.27, respectively. All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 740,000 shares were available for grant under the 2005 Plan at December 31, 2006. There were no options available for grant under the 1995 Plan at December 31, 2005.

The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted Average Assumptions:

	2006	2005	2004
Risk-free interest rates	---	6.8%	3.6%
Weighted average expected life of the options	---	3.7 years	5.0 years
Volatility factor of the expected market price of the Company's Common Stock	---	138%	119%
Dividend yield	---	None	None

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2003	1,740,000	$ 0.86
Granted	85,000	0.41
Exercised	(20,000)	0.07
Forfeited	(205,000)	0.52
Expired	---	---
Outstanding, December 31, 2004	1,600,000	$ 0.87
Granted	375,000	0.32
Exercised	(25,000)	0.07
Forfeited	(203,000)	0.58
Expired	(120,000)	1.67
Outstanding, December 31, 2005	1,627,000	$ 0.75
Granted	---	---
Exercised	(3,000)	0.07
Forfeited	(68,000)	0.31
Expired	---
Outstanding, December 31, 2006	1,556,000	$ 0.77
Exercisable, December 31, 2006	1,362,800	$ 0.86

NOTE 8 - INCOME TAXES

The components of the income tax provision are as follows:

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$23	$9	$	---
State	15	33		7
	$38	$42		$7
Deferred:
Federal	---	---		---
State	---	---		---
		---		---
	$38	$42		$7

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2006, 2005 and 2004 to income before income taxes:
	Years ended December 31,
	2006	2005	2004

Federal tax at the statutory rate	$556	$1,311	$185
State income taxes, net of federal tax benefit	59	135	20
Change in valuation allowance for deferred tax assets	(612)	(1,444)	(205)
Other items	35	40	7
	$38	$42	$7

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$5,135	$5,907
Accrued vacation	239	195
Inventory	509	447
Fixed assets	646	573
Other	---	41
Bad debt reserve	128	72
Accrued expenses	85	119
	6,742	7,354
Valuation allowance	$(6,742)	$(7,354)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets. The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense. The valuation allowance decreased $612 in 2006, $1,444 in 2005 and $205 in 2004.

At December 31, 2006, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $13.6 million, which will expire in the years 2016 through 2023. Such net operating losses are available to offset future taxable income.

NOTE 9 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of issued common shares and potential common shares. Potential common shares consist of convertible preferred stock, and warrants computed using the if converted method, and stock options (vested and unvested) using the treasury stock method.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2006	2005	2004
Basic
Net income	$1,607	$3,816	$539
Preferred dividends	(653)	(648)	(624)
Net income (loss) available to common shareholders	$954	$3,168	$(85)
Weighted average shares outstanding	8,637,246	8,041,323	7,838,715
Net income (loss) per share	$0.11	$0.39	$(0.01)
Diluted
Net income	$1,607	$3,816	$539
Preferred dividends	(653)	---	(624)
Net income (loss) available to common shareholders	$954	$3,816	$(85)
Weighted average shares outstanding	8,637,246	8,041,323	7,838,715
Effect of dilutive securities:
Employee stock options	406,807	291,547	---
Convertible preferred stock	---	2,175,974	---
Warrants	236,236	31,547	---
Dilutive potential common shares	9,280,289	10,540,391	7,838,715
Net income (loss) per share	$0.10	$0.36	$(0.01)

For the years ended December 31, 2006, 2005 and 2004, options to purchase 873,000, 1,019,000 and 1,600,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the years ended December 31, 2006, 2005 and 2004 warrants to purchase 300,000, 300,000 and 1,190,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company. During 2006, the Company made discretionary matching contributions to the 401(k) plan totaling $218. The Company elected not to match in 2005 and 2004.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value. The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended, and the 765,000 shares of common stock funding the Plan have been registered on Form S-8. During 2004, the Company issued 11,803 shares with a fair value of $3,520 related to 2003 contributions. The Purchase Plan was suspended as of December 31, 2005 and 2006.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(A)    Employment Agreements - The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(B)    Operating Leases - The Company leases its manufacturing facilities, including land and building, under an operating lease which was extended for sixty-six months until February 28, 2011.

The Company is responsible for paying all taxes, insurance and maintenance cost relating to the leased property. The amended lease provides for a 3% increase in the annual rent. The Company also leases offices in several locations under leases expiring at various dates.

The Company also leases various equipment under operating leases expiring over a period of five years.

Future minimum lease payments for all non-cancelable operating leases at December 31, 2006 are as follows:

2007	$ 1,356
2008	1,180
2009	985
2010	898
2011	128
Thereafter	---
$ 4,547

Rental expense for operating leases totaled approximately $1,361, $1,577 and $1,980 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company is currently in litigation over attorney fees associated with the FGC Holding Ltd. litigation settled in 2005.

In February of 2007 the Company agreed to make ten monthly payments of $15,700 commencing in March 2007 to FGC Holdings Ltd. in settlement of the litigation. One of the Company’s directors, Peter Friedmann, is affiliated with FGC Holdings Ltd.

NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2005 and 2004, another entity controlled by a Director of the Company occupied approximately 1,000 square feet of the office space in our Sarasota facility. The annual rent for this space was approximately $8.

During 2005 the Company borrowed $250 from an entity controlled by one of the Company’s directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement. As of December 31, 2006 the balance was $300.

In addition, the Company leases two vehicles from another entity controlled by a Director of the Company. Monthly costs are $3 and are due through October 2010.

NOTE 13 - SEGMENT INFORMATION

For the years ended December 31, 2006, 2005 and 2004, the Company’s operations were classified into the following reportable segments: Teltronics, Teltronics S.A. de C.V., (Mexico) and Teltronics Limited (UK).

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information about reportable segment operations and assets.

	Years ended December 31,
	2006	2005	2004
Net Sales
Teltronics	$44,407	$43,868	$43,602
Mexico	469	255	672
UK	1,987	1,973	1,771
Total net sales	$46,863	$46,096	$46,045
Depreciation, Amortization and Impairment
Teltronics	$526	$3,060	$1,986
Mexico	2	4	9
UK	46	77	1
Total depreciation and amortization	$574	$3,141	$1,996
Interest and Financing Costs
Teltronics	$(1,444)	$1,269	$1,640
Mexico	---	---	---
UK	17	(6)	---
Total interest and financing costs	$(1,427)	$1,263	$1,640
Segment Income (Loss)
Teltronics	$1,537	$(943)	$(1,042)
Mexico	(29)	(124)	41
UK	137	236	312
Subtotal	$1,645	(831)	$(689)
Non-operating gain	---	4,689	1,234
Income before income taxes	$1,645	$3,858	$545
Segment Assets
Teltronics	$15,150	$15,426	$15,283
Mexico	28	95	83
UK	1,514	1,459	1,058
Total segment assets	$16,692	$16,980	$16,424
Acquisition of Property and Equipment
Teltronics	$369	$266	$256
Mexico	---	---	---
UK	10	---	---
Total acquisition of property and equipment	$379	$266	$256

Information on major customers is discussed in the Summary of Significant Accounting Policies. All material assets are located in the United States. It is impracticable for the Company to provide segment information by product.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 - SUBSEQUENT EVENT

On March 29, 2007, IHL Investments, LLC (“IHL”), purchased the 40,000 shares of the Company’s Series C Preferred Stock outstanding and the accrued dividends and interest thereon from Harris Corporation (“Harris”) for $1,300 in cash and a $400 note. Harris also assigned its rights under a Registration Rights Agreement between the Company and Harris executed in March, 2002. IHL has reported that it borrowed the funds to finance the purchase of the Company’s Series C Preferred Stock from a limited partnership which is controlled by two Directors of the Company.

The Company and IHL are negotiating possible changes to the rights and preferences of the Series C Preferred Stock, including a possible reduction in the conversion price and restructuring of payment of the accrued but unpaid dividends and interest. On April 4, 2007, IHL agreed to defer the demand for payment of the $1,600 of accrued but unpaid dividends until April 30, 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE - Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2006, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names and positions of all directors and executive officers of the Company.

Name	Position

Ewen R. Cameron	Director, President, Chief Executive Officer and Assistant Secretary
Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Norman R. Dobiesz	Director and Senior Vice President Business Development
Richard Begando	Executive Vice President, Sales and Marketing
Duncan Anderson	Managing Director, Teltronics Limited, UK
Gregory G. Barr	Director (1)
Richard L. Stevens	Director (1)
Peter Friedmann	Director (2)
________________
(1) Audit Committee Members
(2) Appointed by holder of Series B Preferred stock in October 2005

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

Russell R. Lee III has served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer since November of 2004. Prior to joining Teltronics, Mr. Lee had served as Chief Financial Officer and Secretary for SinoFresh HealthCare, Inc., a publicly traded developer and marketer of antiseptic solutions for respiratory problems, as Executive Vice President of Finance for Esprix Technologies, LLP, and as Treasurer/Chief Financial Officer of Gencor Industries, Inc., a publicly-held, international manufacturer of processing equipment. Prior to his private industry experience, Mr. Lee was a Senior Audit Manager in the Ernst & Young organization in both Ohio and Florida. Mr. Lee holds a Bachelor Degree of Business Administration in Accounting from the University of Toledo, and is a Certified Public Accountant.

Norman R. Dobiesz has served as a Director of the Company since October 25, 1991 and is the Company's Senior Vice President, Business Development. Mr. Dobiesz has developed substantial financial and general management experience as a principal stockholder and executive of a group of privately held companies controlled by Mr. Dobiesz. Mr. Dobiesz is a principal stockholder of the Company.

     Richard Begando has served as Executive Vice President of Sales and Marketing since November 2006, promoted to this position from Vice President International Sales. He also serves as the Product Manager for the 20-20 Digital Switching Products. Prior to joining Teltronics in July of 2000, he worked for Harris Corporation’s Digital Telephone Switching Division in Novato, California as Director of International Sales and established sales offices in London, Moscow and Hong Kong. Prior to joining Harris, he served as Vice President Major Account Sales, Western Region for Executone South California Corp. Mr. Begando holds a B.A. in Business from California State University, Fullerton.

Duncan Anderson, Managing Director of Teltronics Limited, joined Teltronics in 2001 to handle the sale of Teltronics products in the UK and Western Europe. He has held senior positions in management and sales for a number of other computer and telecom companies for the last 20 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2006, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility within the Company. In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The Compensation arrangements consist of three components. The first component, applicable to all of the named executives is base compensation (See Table 1). In addition to the base compensations those executives with an involvement in expanding the Company’s revenues receive a commission component (See Table 2). And finally, to align the named executives interest with the Company’s performance, there is a stock option plan (See Table 3 and 4).

Base Compensation

The table below sets forth the base compensation of our named executive officers in 2006.

Table 1 - Summary Compensation During 2006
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Other Annual Compensation (Car/401(k) match//Life Ins)	Total

Ewen R. Cameron President & CEO	2006	$ 400,000	---	$ 22,789	$ 422,789

Russell R. Lee III Vice President Finance, CFO, Secretary & Treasurer	2006	$ 204,092	---	$ 9,884	$ 213,976

Norman R. Dobiesz Senior Vice President Business Development	2006	$ 400,000	---	$ 17,784	$ 417,784

Richard Begando Executive Vice President Sales & Marketing	2006	$ 105,990	$ 210,955	$ 9,884	$ 326,829

Duncan Anderson Managing Director Teltronics Limited, UK	2006	$ 267,188	---	$ 27,760	$ 294,945

    Mr. Cameron’s and Mr. Dobiesz’s base compensation is stipulated under ten-year employment contracts. These contracts, which are renewable for an additional five-year period at the employee’s option were offered to the employees by the Company’s Board of Directors in October 2005. Each employment agreement provides for a base salary of $400 subject to annual increases of $25. If the Company terminates the employment of either Mr. Cameron or Mr. Dobiesz, the terminated employee will be entitled to severance equal to the salary for the remaining term on this contract.

The base compensation for the other named executives is reviewed annually by the Chief Executive Officer and adjustments are made based on the objectives set forth above.

Plan Based Compensation

The table below sets forth the grants of plan based compensation during 2006. The only plan based compensation resulted from sales commission plans.

Table 2 - Grants of Plan-Based Awards During 2006
Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plans
		Threshold	Target	Maximum

Ewen R. Cameron President & CEO	---	---	---	---

Russell R. Lee III Vice President Finance, CFO, Secretary & Treasurer	---	---	---	---

Norman R. Dobiesz Senior Vice President Business Development	---	---	---	---

Richard Begando Executive Vice President Sales & Marketing	1/1/2006	$ 75,400	$ 130,498	$ 210,955 (1)

Duncan Anderson Managing Director Teltronics Limited, UK	---	---	---	---

(1) Based on 2006 actual payout.

Mr. Begando is the only named executive who has commissions based compensation. The plans are designed to incentivize the executive to increase the sale of the products and services that he is responsible for. The term of this arrangement is established by Mr. Cameron.

Equity Based Compensation

The Company also periodically issues stock options to key personnel in an effort to keep the employee’s overall compensation tied to shareholder value. Mr. Cameron makes periodic recommendations to the Company’s Board of Directors, based on employee performance. The Company’s Board of Directors approves all equity based compensation.

    The table below sets forth the number of the Company’s common shares and value thereof of options which vested during 2006.

Table 3 - Option Vesting During 2006
Name and Principal Position	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Ewen R. Cameron President & CEO	---	---

Russell R. Lee III Vice President Finance, CFO, Secretary & Treasurer	---	---

Norman R. Dobiesz Senior Vice President Business Development	---	---

Richard Begando Executive Vice President Sales & Marketing	6,000	1,620

Duncan Anderson Managing Director Teltronics Limited, UK	10,000	2,700

The following table shows the outstanding equity awards to named executive officers at December 31, 2006.

Table 4 - Outstanding Equity Awards at December 31, 2006
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested

Ewen R. Cameron	500,000		$1.00	1/2/2011
President & CEO		30,000	$0.36	12/23/2015	30,000	10,200

Russell R. Lee III		100,000	$0.36	12/23/2015	100,000	34,000
Vice President Finance,
CFO, Secretary & Treasurer

Norman R. Dobiesz		30,000	$0.36	12/23/2015	30,000	10,200
Senior Vice President
Business Development

Richard Begando	5,000		$2.56	9/19/2010
Executive Vice President	18,000	12,000	$0.07	1/3/2013	12,000	4,080
Sales & Marketing

Duncan Anderson	20,000		$1.00	10/05/2011
Managing Director	30,000	20,000	$0.07	1/3/2013	20,000	6,800
Teltronics Limited, UK

All of the compensation adjustments or recommendations, other than the contract commitments to Messrs. Cameron and Dobiesz, are made by the Chief Executive Officer based upon individual and Company performance, the product marketplace and the metrics of the Company’s stock price in the market.

Incentive Stock Option Plans

The Company adopted an Incentive Stock Option Plan, as amended ("1995 Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company. The 1995 Plan authorized the Board of Directors to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The 1995 Plan terminated August 8, 2005.

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

In September 2004, the shareholders of the Company ratified the 2005 Incentive Stock Option Plan (“2005 Plan”) which became effective May 1, 2005 and expires September 28, 2014. The maximum number of shares of common stock authorized under the 2005 Plan is 1,000,000 shares.

As of December 31, 2006, an aggregate of 740,000 shares of the Company's Common Stock may be issued or transferred to grantees under the 2005 Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant. The Company has registered all of shares issuable under this plan on Form S-8.

During 2005, the Company granted options to purchase 75,000 shares to non-executive employees and 200,000 shares to executive employees under the 2005 Plan.

During 2006, no options to purchase shares of Common Stock were granted by the Company under the 2005 Plan and options to purchase 68,000 shares previously granted to employees were forfeited.

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

Director Compensation

The Company has a policy to compensate non-employee members of its Board of Directors elected by common shareholders and such members appointed to the Audit Committee in the amount of $2,500 plus expenses for each meeting attended in person and $1,500 for participating in each meeting via telephone.

The table below shows director’s compensation for the year ended December 31, 2006. As with our named executive officers, we did not grant any options to our directors in 2006.

Table 5 - Director’s Compensation During 2006
Name and Principal Position	Fees Earned or Paid in Cash

Gregory G. Barr Director	$5,000

Richard L. Stevens Director	$6,500

Peter G. Friedmann Director	--- (1)

(1)    Mr. Friedmann is appointed by the Preferred Series B shareholder and is not a member of the  Audit Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Cameron, Dobiesz, Barr and Stevens. There were no transactions during the year ended December 31, 2006 between the Company and members of the Compensation committee or entities in which they own an interest, other than as disclosed in the sections “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee:

Ewen R. Cameron
Norman R. Dobiesz
Gregory G. Barr
Richard L. Stevens

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of April 12, 2007. Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Directors and Officers

Norman R. Dobiesz 2150 Whitfield Industrial Way Sarasota, Florida 34243	(2)(4)	Common Stock Preferred Series A Stock	1,527,191 100,000	17.66% 100%	(3)

Ewen R. Cameron 2150 Whitfield Industrial Way Sarasota, Florida 34243	(2)(4)	Common Stock	761,786	8.81%	(5)

Gregory G. Barr P. O. Box 413040 Naples, Florida 34101	(2)	Common Stock	212,000	2.45%	(6)

Richard L. Stevens 19314 Wind Dancer Street Lutz, Florida 33558	(2)	Common Stock	200,000	2.31%

Richard Begando 2150 Whitfield Industrial Way Sarasota, Florida 34243	(4)	Common Stock	43,575.50%		(7)

Russell R. Lee III 2150 Whitfield Industrial Way Sarasota, Florida 34243	(4)	Common Stock	100,000	1.16%	(8)

Duncan Anderson Regent Court, Laporte Way Luton, Bedfordshire LU48AE	(4)	Common Stock	70,000.81%		(9)

Peter G. Friedmann 4850 Keele Street Toronto, Ontario M3J 3K1	(2)	Preferred Series B Convertible Stock	12,625	100%

All Directors and Officers as a Group (8 persons)		Common Stock Preferred Series A Stock Preferred Series B Stock	3,761,851 100,000 12,625	33.70% 100% 100%

Greater than 5% Ownership	(10)

FGC Holdings Ltd. 4850 Keele Street Toronto, Ontario M3J 3K1		Preferred Series B Convertible Stock Common Stock	12,625 721,427	100% 8.34%

IHL Investments, LLC 3402 Oak Grove, Suite 220 Dallas, Texas 754204	(11)	Preferred Series C Convertible Stock Common Stock	40,000 1,454,545	100% 16.82%

(1)
Does not include an aggregate of 730,000 shares of Common Stock which may be issued upon exercise of incentive stock options which could be granted under the Company's 2005 Incentive Stock Option Plan.

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

(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Includes 530,000 shares of issued stock options.
(6)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Includes 10,000 shares of issued stock options.
(7)	Includes 35,000 shares of issued stock options.
(8)	Includes 100,000 shares of issued stock options.
(9)	Includes 70,000 shares of issued stock options.
(10)	The information concerning these 5% or greater stockholders is based solely on information contained in Schedule 13D filings each of them made with the SEC.
(11)	Owned by Harris Corporation prior to March 29, 2007.

Change of Control

The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears. The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

The following table presents information as of December 31, 2006, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	1,296,000	$ 1.12	---
2005 Incentive Stock Option Plan	260,000	0.36	740,000

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

During 2005 the Company borrowed $250 from an entity controlled by one of the Company’s directors. Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008. The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement. As of December 31, 2006 the balance was $300.

    In addition, the Company leases two vehicles from another entity controlled by a Director of the Company. Monthly costs are $3 and are due through October 2010.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Kirkland, Russ, Murphy & Tapp, P.A.:

Kirkland, Russ, Murphy & Tapp, P.A. were engaged in July 2004 and have served as our registered certified public accounting firm during the years ended December 31, 2004, 2005 and 2006. The following table summarizes the aggregate fees billed to the Company by Kirkland, Russ, Murphy & Tapp, P.A. for professional services performed in 2004, 2005 and 2006:

Fees	2006	2005	2004
Audit Fees (1)	$ 147	$ 138	$ 90

1.    Audit Fees.

Fees for audit services billed in 2006, 2005 and 2004 consisted of:
-- Audit of the Company’s annual financial statements for 2006, 2005 and 2004.
-- Reviews of the Company’s quarterly financial statements for 2006, 2005 and the second and third quarters of 2004.
-- Reviews of Securities and Exchange Commission documents.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants on a case-by-case basis. The Audit Committee approved 100% of the services performed by Kirkland, Russ, Murphy & Tapp, P.A. in 2006, 2005 and 2004 as identified above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements: The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 21.

(2)
Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is on page 56.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

	(3)	See Item 15(c) below.

(b)	Reports on Form 8-K: The Company filed one report on Form 8-K during the fourth quarter of fiscal year ended December 31, 2006. Information regarding the item reported on is as follows:

	Date	Item Reported On

	November 13, 2006	2.02 Results of Operations and Financial Condition 9.01 Financial Statements and Exhibits

(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.

(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts		Writeoffs		Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2006	$217		$222	$	---		$(74)	$365
Year ended December 31, 2005	290		(43)		---		(30)	217
Year ended December 31, 2004	266		49		---		(25)	290

Reserve for slow-moving inventories:

Year ended December 31, 2006	$989		$454	$	---		$(258)	$1,185
Year ended December 31, 2005	880		214		---		(105)	989
Year ended December 31, 2004	1,222		745		---		(1,087)	880

Valuation allowance for deferred tax assets:

Year ended December 31, 2006	$7,354	$	---		$(612)	$	---	$6,742
Year ended December 31, 2005	8,798		---		(1,444)		---	7,354
Year ended December 31, 2004	9,003		---		(205)		---	8,798

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: April 16, 2007	By:	/s/ Russell R. Lee III Russell R. Lee III Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	April 16, 2007

/s/ Russell R. Lee III Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	April 16, 2007

/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	April 16, 2007

/s/ Gregory G. Barr Gregory G. Barr	Director	April 16, 2007

/s/ Richard L. Stevens Richard L. Stevens	Director	April 16, 2007

/s/ Peter G. Friedmann Peter G. Friedmann	Director	April 16, 2007

EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
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

10.39	Promissory Note of Teltronics, Inc. in the principal amount of $750,000 dated October 12, 2005 delivered to Tri-Link Technologies Inc. Filed as Exhibit 10.2 to Form 10-Q filed November 14, 2005.
10.40	Promissory Note of Teltronics, Inc. in the principal amount of $250,000 dated October 12, 2005 delivered to Dove Ventures, Ltd. Filed as Exhibit 10.3 to Form 10-Q filed November 14, 2005.
10.41	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated October 21, 2005.
10.42	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated October 21, 2005.
14	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Certified Public Accountants, Kirkland, Russ, Murphy & Tapp, P.A.
31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by the Chief Financial Officer.
32*	United States Code (18 U.S.C. 1350), executed by the Chief Executive Officer and the Chief Financial Officer.
_____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.