Form 10-Q
period 2007-03-31
TELTRONICS INC
filed 2007-05-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2 of the Exchange Act.)    Yes  [   ]    No  [ X ]

As of May 14, 2007, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 10.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$112	$794
Accounts receivable, net of allowance for doubtful accounts	6,931	8,512
Inventories, net	5,470	5,227
Other current assets	397	543
Total current assets	12,910	15,076

Property and equipment, net	729	809
Other assets	818	807

Total assets	$14,457	$16,692

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$4,181	$5,394
Current portion of long-term debt and capital lease obligations	821	834
Accounts payable	4,606	4,040
Other current liabilities	3,714	4,010
Total current liabilities	13,322	14,278
Long-term liabilities:
Deferred dividends	1,600	1,500
Long-term debt and capital lease obligations, net of current portion	2,181	2,366
Total long-term liabilities	3,781	3,866
Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,711	24,707
Accumulated deficit and other comprehensive loss	(27,366)	(26,168)
Total shareholders' deficiency	(2,646)	(1,452)

Total liabilities and shareholders' deficiency	$14,457	$16,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2007	2006

Net sales
Product sales and installation	$6,657	$6,910
Maintenance and service	2,918	3,381
	9,575	10,291
Cost of goods sold	6,071	6,383
Gross profit	3,504	3,908
Operating expenses:
General and administrative	1,390	1,280
Sales and marketing	1,540	1,676
Research and development	1,140	1,083
Depreciation	64	119
	4,134	4,158

Loss from operations	(630)	(250)

Other income (expense):
Interest	(351)	(318)
Other	(47)	25
	(398)	(293)
Loss before income taxes	(1,028)	(543)
Income taxes	6	17
Net loss	$(1,034)	$(560)
Dividends on Preferred Series B and C Convertible stock	163	163
Net loss available to common shareholders	$(1,197)	$(723)

Net loss per share:
Basic and Diluted	$(0.14)	$(0.08)

Weighted average shares outstanding:
Basic and Diluted	8,644,161	8,636,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2007	2006

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$716	$(533)

INVESTING ACTIVITIES – NET	(24)	(48)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(1,214)	752
Net principle repayments on loan, notes and capital leases	(96)	(104)
Dividends paid on Preferred Series B Convertible Stock	(63)	(59)
Net cash flows provided by (used in) financing activities	(1,373)	589

Effect of exchange rate changes on cash	(1)	(10)

Net decrease in cash and cash equivalents for the period	(682)	(2)

Cash and cash equivalents - Beginning of Period	794	1,150

Cash and cash equivalents - End of Period	$112	$1,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications were made to the 2006 amounts to conform to the 2007 presentations.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

	Three Months Ended March 31,
	2007	2006

Net loss	$(1,034)	$(560)
Foreign currency translation	(1)	(10)
Total comprehensive loss	$(1,035)	$(570)

NOTE 3 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Basic and diluted
Net loss	$(1,034)	$(560)
Preferred dividends	(163)	(163)
	$(1,197)	$(723)

Weighted average shares outstanding	8,644,161	8,636,539
Net loss per share	$(0.14)	$(0.08)

For the three months ended March 31, 2007 and 2006, options to purchase 1,534,000 and 1,627,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2007 and 2006, warrants to purchase 536,236 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)

Raw materials	$3,773	$2,883
Work-in-process	985	1,045
Finished goods	1,854	1,299
	$5,470	$5,227

NOTE 5 – INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The Company has an unrecognized tax benefit of approximately $7,100 which increased $395 during the three months ended March 31, 2007.  The application of FIN 48 would have resulted in an immaterial change in retained earnings, except that it was fully offset by the application of a valuation allowance.  In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.  The company does not believe that the unrecognized tax benefit will change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  The Company’s 2004, 2005 and 2006 Federal tax years are subject to examination by the Internal Revenue Service.  Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

As discussed in Note 8 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset.  The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  The Company’s deferred tax asset valuation allowance increased approximately $395 during the three months ended March 31, 2007 to $7,100 as of March 31, 2007, including the impact of comprehensive income for the three months ended March 31, 2007, changes described above from applying FIN 48 and certain other adjustments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS     (In thousands, except shares and per share amounts)

FORWARD-LOOKING STATEMENTS

References in this report to the “Company,” “Teltronics,” “we” or “us” mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires.  A number of statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” or words of similar import.  Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results.  Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $716 or 7.0% for the three month period ended March 31, 2007 as compared to the same period in 2006.  The overall decrease in net sales for the three month period ended March 31, 2007 was primarily the result of reduced sales in the 20-20 market and the non-Teltronics equipment market, offset with increases in the ISM market and contract manufacturing market.

Gross profit margin for the three month periods ended March 31, 2007 and 2006 were 36.6% and 38.0%, respectively.  The decrease in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses decreased $24 for the three months ended March 31, 2007 as compared to the same period in 2006.

General and administrative expenses increased $110 for the three month period ended March 31, 2007 as compared to the same period in 2006.  The net increase for the three month period ended March 31, 2007 was primarily the result of the a $100 increase in professional fees as a result of the computer system upgrade being conducted  by the company.

Sales and marketing expenses decreased $136 for the three month period ended March 31, 2007 as compared to the same period in 2006. The net decrease for the three month period ended March 31, 2007 was primarily the result of a $128 decrease in employee compensation and a $78 decrease in professional services, offset with a $74 increase in travel and advertising.

Research and development expenses increased $57 for the three month period ended March 31, 2007 as compared to the same period in 2006. The net increase for the three month period ended March 31, 2007 was primarily the result of a $140 increase in professional services offset with $91 decrease in employee compensation.

Other Income (Expense)

Other expense was $398 and $293 for the three month periods ended March 31, 2007 and March 31, 2006.  For the three month period ended March 31, 2007, interest expense increased $33 based on the debt requirements.  Other income decreased $72 for the three month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2007 was $716, primarily the result of the decrease in net assets of $1,560 primarily from decreases in accounts receivables and prepaids, offset by increases in inventory and other assets.  Liabilities also provided $73 primarily from an increase in accounts payables, offset with decreases in accrued expenses and billings in excess of costs and estimated earning on uncompleted contracts.  Net cash used in investing activities for the three months ended March 31, 2007 was $24.  Net cashflow used in financing activities for the three months ended March 31, 2007 was $1,373 which was primarily the result of repayments on the line of credit.
As of March 31, 2007 the Company has cash and cash equivalents of $112 as compared to $1,148 as of March 31, 2006.  Working capital deficiency was $412 as of March 31, 2007 compared to an excess of $798 as of December 31, 2006.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year.  Consequently, net sales for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

PART  II – OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2007, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $197 which amounts include interest thereon.

ITEM 6(a).       EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).    REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended March 31, 2007.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

April 19, 2007	2.02 Results of Operation and Financial Condition 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: May 14, 2007	By:	/s/ EWEN R. CAMERON Ewen R. Cameron President & Chief Executive Officer

Dated: May 14, 2007	By:	/s/ RUSSELL R. LEE III Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2007.