Form 10-Q
period 2007-06-30
TELTRONICS INC
filed 2007-08-14
CIK 97052

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________________________ to ______________________________________________

COMMISSION FILE NUMBER:      0-17893

TELTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2937938
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida 34243
(Address of principal executive offices including zip code)

(941) 753-5000
Issuer's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of August 14, 2007, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 11.

i

PART  I                 FINANCIAL INFORMATION

ITEM  1.                FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

Current assets
Cash and cash equivalents	$462	$794
Accounts receivable, net of allowance for doubtful accounts	7,180	8,512
Inventories, net	5,419	5,227
Other current assets	473	543
Total current assets	13,534	15,076

Property and equipment, net	796	809
Other assets	864	807

Total assets	$15,194	$16,692

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$2,535	$5,394
Current portion of long-term debt and capital lease obligations	1,477	834
Accounts payable	4,870	4,040
Deferred dividends on Preferred Series C stock	1,800	---
Other current liabilities	3,923	4,010
Total current liabilities	14,605	14,278
Long-term liabilities:
Deferred dividends on Preferred Series C stock	---	1,500
Long-term debt and capital lease obligations, net of current portion	5,026	2,366
Total long-term liabilities	5,026	3,866

Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,715	24,707
Accumulated deficit and other comprehensive loss	(29,161)	(26,168)

Total shareholders' deficiency	(4,437)	(1,452)

Total liabilities and shareholders' deficiency	$15,194	$16,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales
Product sales and installation	$5,096	$8,015	$11,753	$14,925
Maintenance and service	2,992	3,482	5,910	6,863
	8,088	11,497	17,663	21,788
Cost of goods sold	5,115	6,539	11,186	12,922
Gross profit	2,973	4,958	6,477	8,866
Operating expenses:
General and administrative	1,072	960	2,462	2,240
Sales and marketing	1,459	1,823	2,999	3,499
Research and development	1,106	1,062	2,246	2,145
Depreciation	62	69	126	188
	3,699	3,914	7,833	8,072

Income (loss) from operations	(726)	1,044	(1,356)	794

Other income (expense):
Financing fees	(541)	(29)	(571)	(59)
Interest	(268)	(267)	(589)	(555)
Other	4	10	(43)	35
	(805)	(286)	(1,203)	(579)
Income (loss) before income taxes	(1,531)	758	(2,559)	215
Income taxes	6	3	12	20
Net income (loss)	(1,537)	755	(2,571)	195
Dividends on Preferred Series B and C Convertible stock	263	163	426	326
Net income (loss) available to Common shareholders	$(1,800)	$592	$(2,997)	$(131)

Net income (loss) per share:
Basic	$(0.21)	$0.07	$(0.35)	$(0.02)
Diluted	$(0.21)	$0.05	$(0.35)	$(0.02)

Weighted average shares outstanding:
Basic	8,647,539	8,636,539	8,645,859	8,636,539
Diluted	8,647,539	11,547,058	8,645,859	8,636,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Six Months Ended June 30,
	2007	2006

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(462)	$1,926

INVESTING ACTIVITIES – NET	(191)	(156)

FINANCING ACTIVITIES:
Net repayments on line of credit	(2,859)	(1,831)
Net principal borrowings (repayments) on loans, notes and capital leases	3,303	(413)
Proceeds from issuance of Common stock	(1)	---
Dividends paid on Preferred Series B Convertible stock	(126)	(122)
Net cash flows provided by (used in) financing activities	317	(2,366)

Effect of exchange rate changes on cash	4	18

Net decrease in cash and cash equivalents for the period	(332)	(578)

Cash and cash equivalents - Beginning of Period	794	1,150

Cash and cash equivalents - End of Period	$462	$572

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications were made to the 2006 amounts to conform to the 2007 presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(1,537)	$755	$(2,571)	$195
Foreign currency translation	5	28	4	18
Total comprehensive income (loss)	$(1,532)	$783	$(2,567)	$213

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share	2007	2006	2007	2006

Basic
Net income (loss)	$(1,537)	$755	$(2,571)	$195
Preferred dividends	(263)	(163)	(426)	(326)
	$(1,800)	$592	$(2,997)	$(131)

Weighted average shares Outstanding	8,647,539	8,636,539	8,645,859	8,636,539
Net income (loss) per share	$(0.21)	$0.07	$(0.35)	$(0.02)

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share	2007	2006	2007	2006

Diluted
Net income (loss)	$(1,537)	$755	$(2,571)	$195
Preferred dividends	(263)	(163)	(426)	(326)
Interest	---	---	---	---
	$(1,800)	$592	$(2,997)	$(131)

Weighted average shares Outstanding	8,647,539	11,547,058	8,645,859	8,636,539
Net income (loss) per share	$(0.21)	$0.05	$(0.35)	$(0.02)

For the three months ended June 30, 2007 and 2006, options to purchase 1,524,000 and 1,128,691 shares of common stock, respectively, and for the six months ended June 30, 2007 and 2006 options to purchase 1,524,000 and 1,158,704 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2007 and 2006, warrants to purchase 300,000 and 536,236, respectively, shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)

Raw materials	$2,973	$2,883
Work-in-process	899	1,045
Finished goods	1,547	1,299
	$5,419	$5,227

NOTE 5 – LINE OF CREDIT AND LONG-TERM DEBT

In May 2007, the Company entered into a new Revolving Credit Term Loan and Security agreement under which the Company established a revolving credit facility with a maximum principal amount up to $6,000 and received a five year term-loan with the maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate plus 2% and are subject to mandatory prepayments in certain situations.  The Loan Agreement is subject to certain financial covenants.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of June 30, 2007 was $1,437.

NOTE 6 – INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  The application of FIN 48 had an immaterial change in retained earnings, which was fully offset by the application of a valuation allowance.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $3,409 or 29.7% for the three month period ended June 30, 2007 as compared to the same period in 2006.  Net sales decreased $4,125 or 18.9% for the six month period ended June 30, 2007 as compared to the same period in 2006.  The three month decrease is primarily the result of a decrease in sales from 20-20, ISM, and non-Teltronics equipment.  The six month decrease is primarily the result of a decrease in sales from 20-20 and non-Teltronics equipment, offset with an increase in the Contract Manufacturing area.

Gross profit margin for the three month period ended June 30, 2007 and 2006 was 36.8% and 43.1%, respectively.  Gross profit margin for the six month period ended June 30, 2007 and 2006 was 36.7% and 40.7% respectively.  The decrease in gross profit margin percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $3,699 and $3,914 for the three month period ended June 30, 2007 and 2006, respectively.

General and administrative expenses increased $112 for the three month period ended June 30, 2007 as compared to the same period in 2006.  The net increase for the three month period ended June 30, 2007 was primarily the result of a $98 increase in legal expense and a $53 increase in compensation, offset with a $53 decrease in allowance for doubtful accounts.

Sales and marketing expenses decreased $364 for the three month period ended June 30, 2007 as compared to the same period in 2006.  The net decrease for the three month period ended June 30, 2007 was primarily the result of a $147 decrease in commissions, an $86 decrease in consulting fees, a $39 decrease in travel, a $56 decrease in demo unit expense, and a $50 decrease in compensation.

Research and development expenses increased $44 for the three month period ended June 30, 2007 as compared to the same period in 2006.  The net increase for the three month period ended June 30, 2007 was primarily the result of a $120 increase in R&D material and equipment, offset with a $71 decrease in compensation.

Depreciation and amortization expense decreased $7 for the three month period ended June 30, 2007 as compared to the same period in 2006.

Operating expenses were $7,833 and $8,072 million for the six month period ended June 30, 2007 and 2006, respectively.

General and administrative expenses increased $222 for the six month period ended June 30, 2007 as compared to the same period in 2006.  The net increase for the six month period ended June 30, 2007 was primarily the result of a $75 increase in consulting, a $46 increase in rental expense, and a $76 increase in legal fees.

Sales and marketing expenses decreased $500 for the six month period ended June 30, 2007 as compared to the same period in 2006.  The net decrease for the six month period ended June 30, 2007 was primarily a result of a $184 decrease in commissions, a $163 decrease in consulting, and a $121 decrease in compensation.

Research and development expenses increased $101 for the six month period ended June 30, 2007 as compared to the same period in 2006.  The net increase for the six month period ended June 30, 2007 was primarily the result of a $259 increase in R&D material and supplies, offset with a $175 decrease in compensation.

Depreciation and amortization expense decreased $62 for the six month period ended June 30, 2007 as compared to the same period in 2006.

Other Income (Expense)

Other income (expense) was ($805) for the three month period ended June 30, 2007 as compared to ($286) for the same period in 2006. The net increase in expense for the three month period ended June 30, 2007 was primarily the result of financing fees which increased $512 based on the write-off of the closing cost expenses and termination fees associated with the terminated debt.

Other income (expense) was ($1,203) for the six month period ended June 30, 2007 as compared to ($579) for the same period in 2006.  The net increase in expense for the six month period ended June 30, 2007 was primarily the result of financing fees which increased $512 based on the write-off of the closing cost expenses and termination fees associated with the terminated debt.  Other income decreased $78 for the six month period ended June 30, 2007 primarily as a result of a $20 reduction in miscellaneous income from the sale of obsolete inventory and a $58 charge associated with the settlement of a sales tax audit.

LIQUIDITY AND CAPITAL RESOURCES

In May 2007, the Company entered into a new Revolving Credit Term Loan and Security agreement under which the Company established a revolving credit facility with a maximum principal amount up to $6,000 and received a five year term-loan with the maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate plus 2% and are subject to mandatory prepayments in certain situations.  The Loan Agreement is subject to certain financial covenants.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of June 30, 2007 was $1,437.

Net cash used by operating activities for the six months ended June 30, 2007 was $462, primarily the result of the period loss, a $635 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $295 increase in inventory and a $259 increase in other assets; offset with a $1,401 decrease in receivables, an $831 increase in accounts payable, a $625 increase in billings in excess of cost and estimated earnings on uncompleted contracts and a $406 adjustment for depreciation and amortization.  Net cashflow from investing activities for the six months ended June 30, 2007 was $191 as a result of property and equipment acquisitions, primarily from the MIS system upgrade.  Net cashflow from financing activities for the six months ended June 30, 2007 was $317 which was primarily the result of borrowings from the line of credit.

As of June 30, 2007 the Company has cash and cash equivalents of $462 as compared to $794 as of December 31, 2006.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the first quarter of each calendar year.  Consequently, net sales for the first quarter of each calendar year are typically not as strong as results during the other quarters.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

ITEM 4.       CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

PART  II      OTHER INFORMATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2007, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $192 which amounts include interest thereon.

ITEM 6(a).   EXHIBITS

10.1	Amendment dated May 15, 2007, to Revolving Credit, Term Loan and Security Agreement dated July 6, 2005 between Capitalsource Finance LLC and Teltronics, Inc.
10.2	Amendment Number One to Credit Agreement dated August 8, 2007 between Wells Fargo Foothill, Inc., and Teltronics, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).   REPORTS ON FORM 8-K

The Company filed three reports on Form 8-K during the quarter ended June 30, 2007.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

May 16, 2007	Item 2.02: Results of Operations and Financial Condition Item 9.01: Financial Statements and Exhibits
May 17, 2007	Item 1.01: Entry into a Material Definitive Agreement
June 4, 2007	Item 1.01: Entry into a Material Definitive Agreement Item 1.02: Termination of a Material Definitive Agreement Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.
Dated: August 14, 2007	By:	/s/ EWEN R. CAMERON
Ewen R. Cameron President & Chief Executive Officer

Dated: August 14, 2007	By:	/s/ RUSSELL R. LEE III
Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment dated May 15, 2007, to Revolving Credit, Term Loan and Security Agreement dated July 6, 2005 between Capitalsource Finance LLC and Teltronics, Inc.
10.2*	Amendment Number One to Credit Agreement dated August 8, 2007 between Wells Fargo Foothill, Inc., and Teltronics, Inc.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2007.