Form 10-Q
period 2007-09-30
TELTRONICS INC
filed 2007-11-14
CIK 97052

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________ to ________________

COMMISSION FILE NUMBER:      0-17893

TELTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2937938
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

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

As of November 9, 2007, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 11.

i

PART  I - FINANCIAL INFORMATION

ITEM  1.                 FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except shares and per share amounts

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$896	$794
Accounts receivable, net of allowance for doubtfulaccounts	9,429	8,512
Inventories, net	5,632	5,227
Other current assets	778	543
Total current assets	16,735	15,076

Property and equipment, net	854	809
Other assets	852	807

Total assets	$18,441	$16,692

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$3,871	$5,394
Current portion of long-term debt and capital lease obligations	1,465	834
Accounts payable	7,024	4,040
Deferred dividends on Preferred Series C stock	2,000	---
Other current liabilities	3,783	4,010
Total current liabilities	18,143	14,278
Long-term liabilities:
Deferred dividends on Preferred Series C stock	---	1,500
Long-term debt and capital lease obligations, net of current portion	4,684	2,366
Total long-term liabilities	4,684	3,866

Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,719	24,707
Accumulated deficit and other comprehensive income	(29,114)	(26,168)
Total shareholders' deficiency	(4,386)	(1,452)

Total liabilities and shareholders' deficiency	$18,441	$16,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales
Product sales and installation	$8,985	$9,064	$20,761	$24,024
Maintenance and service	2,721	3,160	8,621	9,998
	11,706	12,224	29,382	34,022
Cost of goods sold	7,194	7,333	18,383	20,178
Gross profit	4,512	4,891	10,999	13,844
Operating expenses:
General and administrative	1,195	1,200	3,594	3,388
Sales and marketing	1,584	1,689	4,653	5,247
Research and development	947	989	3,193	3,144
Depreciation	64	66	191	322
	3,790	3,944	11,631	12,101
Income (loss) from operations	722	947	(632)	1,743

Other income (expense):
Interest	(379)	(476)	(1,552)	(1,100)
Other	(27)	27	(59)	70
	(406)	(449)	(1,611)	(1,030)
Income (loss) before income taxes	316	498	(2,243)	713
Income taxes	6	3	18	23
Net income (loss)	310	495	(2,261)	690
Dividends on Preferred Series B and C Convertible stock	263	163	689	489
Net income (loss) available to common shareholders	$47	$332	$(2,950)	201

Net income (loss) per share:
Basic	$0.01	$.04	$(0.34)	$0.02
Diluted	$0.01	$.04	$(0.34)	$0.02

Weighted average shares outstanding:
Basic	8,647,539	8,636,539	8,646,425	8,636,539
Diluted	9,064,142	9,286,768	8,646,425	9,094,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands, except shares and per share amounts

	Nine Months Ended September 30,
	2007	2006

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(791)	$531

INVESTING ACTIVITIES – NET	(347)	(263)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(1,523)	367
Net borrowings on term loan and other	2,759	(769)
Net cash flows provided by (used in) financing activities	1,236	(402)

Effect of exchange rate changes on cash	4	43

Net increase (decrease) in cash and cash equivalents for the period	102	(91)

Cash and cash equivalents - Beginning of Period	794	1,150

Cash and cash equivalents - End of Period	$896	$1,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$310	$495	$(2,261)	$690
Foreign currency translation	---	25	4	43
Total comprehensive income (loss)	$310	$520	$(2,257)	$733

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss) per share	2007	2006	2007	2006

Basic
Net income (loss)	$310	$495	$(2,261)	$690
Preferred dividends	(263)	(163)	(689)	(489)
	$47	$332	$(2,950)	$201

Weighted average shares outstanding	8,647,539	8,636,539	8,646,425	8,636,539
Net income (loss) per share	$0.01	$0.04	$(0.34)	$0.02

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss) per share	2007	2006	2007	2006
Diluted
Net income (loss)	$310	$495	$(2,261)	$690
Preferred dividends	(263)	(163)	(689)	(489)
	$47	$332	$(2,950)	$201

Weighted average shares outstanding	9,064,142	9,286,768	8,646,425	9,094,402
Net income (loss) per share	$0.01	$0.04	$(0.34)	$0.02

For the three months ended September 30, 2007 and 2006, options to purchase 816,000 and 874,000 shares of common stock, respectively, and for the nine months ended September 30, 2007 and 2006, options to purchase 1,474,000 and 1,390,373 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the three and nine months ended September 30, 2006, warrants to purchase 536,236 shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)

Raw materials	$3,388	$2,883
Work-in-process	1,127	1,045
Finished goods	1,117	1,299
	$5,632	$5,227

NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT

In May 2007, the Company entered into a new Revolving Credit Term Loan and Security agreement under which the Company established a revolving credit facility with a maximum principal amount up to $6,000 and received a five year term-loan with the maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate plus 2% and are subject to mandatory prepayments in certain situations.  The Loan Agreement is subject to certain financial covenants.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of September 30, 2007 was $1,568.

NOTE 6 - INCOME TAXES

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $518 or 4.2% for the three month period ended September 30, 2007 as compared to the same period in 2006.  Net sales decreased $4,640 or 13.6% for the nine month period ended September 30, 2007 as compared to the same period in 2006.  The three month decrease is primarily the result of a decrease in sales from Contract Services and Contract Manufacturing offset with an increase in sales of 20-20 equipment.  The nine month decrease is primarily the result of a decrease in sales from 20-20 equipment and Contract Services.

Gross profit margin for the three month periods ended September 30, 2007 and 2006 was 38.5% and 40.0%, respectively.  Gross profit margin for the nine month period ended September 30, 2007 and 2006 was 37.4% and 40.7% respectively.  The decrease in gross profit margin percentage was primarily driven by the lower sales volume and the sales mix.

Operating Expenses

Operating expenses were $3,790 and $3,944 for the three month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses decreased $5 for the three month period ended September 30, 2007 as compared to the same period in 2006.  The change for the three month period ended September 30, 2007 was primarily the result of a $86 increase in compensation, and a $35 increase in bad debt expense, offset with a $67 decrease in consulting fees for MIS and a $46 decrease in public entity expense, and other miscellaneous account charges.

Sales and marketing expenses decreased $105 for the three month period ended September 30, 2007 as compared to the same period in 2006. The net decrease for the three month period ended September 30, 2007 was primarily the result of a $107 decrease in commissions, a $31 decrease in UK bad debt expense, and other miscellaneous account changes, offset with a $64 increase in compensation.

Research and development expenses decreased $42 for the three month period ended September 30, 2007 as compared to the same period in 2006. The net decrease for the three month period ended September 30, 2007 was primarily the result of a $121 decrease in compensation offset with a $85 increase in R&D material and equipment.

Operating expenses were $11,631 and $12,101 for the nine month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses increased $206 for the nine month period ended September 30, 2007 as compared to the same period in 2006.  The net increase for the nine month period ended September 30, 2007 was primarily the result of a $136 increase in legal and accounting fees, and $102 increase in compensation expense.

Sales and marketing expenses decreased $594 for the nine month period ended September 30, 2007 as compared to the same period in 2006. The net decrease for the nine month period ended September 30, 2007 was primarily a result of a $276 decrease in commissions, a $76 decrease in fringe benefits, a $166 decrease in consulting, a $45 decrease in rent expense and a $51 decrease in equipment repair and maintenance.

Research and development expenses increased $49 for the nine month period ended September 30, 2007 as compared to the same period in 2006. The net increase for the nine month period ended September 30, 2007 was primarily the result of a $352 increase in R&D material and supplies, offset with a $296 decrease in compensation.

Depreciation and amortization expense decreased $131 for the nine month period ended September 30, 2007 as compared to the same period in 2006.

Other Income (Expense)

Other income (expense) was ($406) for the three month period ended September 30, 2007 as compared to ($449) for the same period in 2006. The net decrease in expense for the three month period ended September 30, 2007 was the result of interest expense which decreased $97 based on the loan activity level offset with a $54 increase in other expense which is primarily as a result of a reduction in miscellaneous income from the sale of obsolete inventory.

Other income (expense) was ($1,611) for the nine month period ended September 30, 2007 as compared to ($1,030) for the same period in 2006.  The net increase in expense for the nine month period ended September 30, 2007 was primarily the result of interest expense which increased $452 based on increased interest, the write off of the closing cost expenses associated with the terminated debt, and termination fees associated with the terminated debt.  Other income decreased $129 for the nine month period ended September 30, 2007 primarily as a result of a $40 reduction in miscellaneous income from the sale of obsolete inventory and a $58 charge associated with the settlement of a sales tax audit.

LIQUIDITY AND CAPITAL RESOURCES

In May 2007, the Company entered into a new Revolving Credit Term Loan and Security agreement under which the Company established a revolving credit facility with a maximum principal amount up to $6,000 and received a five year term-loan with the maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate plus 2% and are subject to mandatory prepayments in certain situations.  The Loan Agreement is subject to certain financial covenants.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of September 30, 2007 was $1,568.

Net cash used by operating activities for the nine months ended September 30, 2007 was $791, primarily the result of the period loss, a $936 increase in accounts receivable, a $227 increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $144 increase in inventory, a $522 increase in prepaids and other assets, and a $251 decrease in deferred revenue, offset with a $2,984 increase in accounts payable, and a $546 adjustment for depreciation and amortization.  Net cashflow used in investing activities for the nine months ended September 30, 2007 was $347 as a result of property and equipment acquisitions, primarily related to the MIS system upgrade.  Net cashflow from financing activities for the nine months ended September 30, 2007 was $1,236 which was primarily the result of $1,523 repayment of borrowings from the line of credit offset with a $2,492 increase in the Term Loan.

As of September 30, 2007 the Company has cash and cash equivalents of $896 as compared to $794 as of December 31, 2006.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the first quarter of each calendar year.  Consequently, net sales for the first quarter of each calendar year is typically not as strong as results during the other quarters.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

ITEM 4.                 CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

PART  II – OTHER INFORMATION

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2007, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $192 which amounts include interest thereon.

ITEM 6(a).             EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).             REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2007.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

August 15, 2007	Item 2.02: Results of Operations and Financial Condition Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: November 14, 2007	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Russell R. Lee III Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2007.