Form 10-K
period 2007-12-31
TELTRONICS INC
filed 2008-03-31
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   N/A ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value on the OTC Bulletin Board of the Registrant's common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics' most recently completed second fiscal quarter (June 30, 2007), was approximately $3,955,761.  For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

As of March 28, 2008, 8,647,539 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index appears on pages 57.

 ii

iii

PART  1

ITEM  1.                      BUSINESS

    References in this report to the "Company," "Teltronics," "we," "our," or "us" mean Teltronics, Inc. together with its subsidiaries, except where the context otherwise requires.  A number of statements contained in this Annual Report on Form 10-K are forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," or words of similar import.  Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties that may materially adversely affect the anticipated results.  Such risks and uncertainties include, but are not limited to, the timely development and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described in the Company's filings with the Securities and Exchange Commission.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  All dollar amounts are in thousands.

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

The Company's operations are classified into three reportable segments, Teltronics, Inc., Teltronics Limited (“UK”) and Mexico.  Operating segment data for 2007, 2006 and 2005 are summarized in Note 13 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

Our Strategy

    We are committed to the design, development and support of innovative communications solutions that enable our customers to increase revenues, decrease costs and improve productivity.  This includes: pure IP and hybrid based Switching Systems supporting converged voice and data communications for businesses of all sizes including government and education verticals; Contact Center solutions to effectively and efficiently manage voice, e-mail and web based customer interactions with support staff; and a comprehensive Alarm Management and Service Level Management solution through our Intelligent Systems Management product line.

    Our products are manufactured in our ISO 9001:2000 certified factory.  This enables us to be more responsive to our customers, as well as providing an additional source of revenue through our ability to provide contract manufacturing services.  We have invested in facilities that will allow us to expand our manufacturing for our existing product lines and accommodate an increase in our contract manufacturing services business.

TELTRONICS, INC. SEGMENT

Intelligent Systems Management

    As companies adopt technologies to improve communication and collaboration, preventing network and system downtime is essential to the success of a business.  The Teltronics Intelligent Systems Management (“ISM”) product line is designed to help service providers and enterprises reduce downtime for converged voice and data networks in today’s multi-vendor, multi-technology environments.

    With an increased focus on service level agreements in support of reduced downtime and improved end user productivity, Service Level Management has significantly grown in importance.   Service providers and enterprises must be able to predict and prevent problems in order to ensure service quality and delivery.  With this objective in mind, Teltronics has expanded its ISM product line to include monitoring and management for critical resources such as VoIP, servers, databases and applications.  The expanded suite of ISM products is named Intelligent Service Level Management (“iSLM”).  iSLM enables service providers and enterprises to proactively manage a wider variety of environments than ever before, including traditional PBXs, IP telephony, IT infrastructure and application performance.  The iSLM product line consists of a centralized management system, IRISnGEN®, and three intelligent remote agents offering unique monitoring capabilities, NET-PATH®, VQProbe and NimBUS to provide a comprehensive Alarm Management and Service Level Management solution.

    iSLM IRISnGEN®.  IRISnGEN is a best-in-class Windows based alarms management system which provides centralized visibility and control of all monitored systems.  Critical data received by IRISnGEN from its Remote Agents (NET-PATH, VQProbe and NimBUS Agents) is displayed instantly through the Alarm Viewer which identifies problem severity, specific trouble areas and faulty equipment.  IRISnGEN facilitates remote access to a customer site for correction of service affecting problems, thereby avoiding costly site visits and reducing downtime.

    Usability, customized reporting, geographical alarm display, alarm escalation, alarm correlation, and alarm forwarding are just a few of the key features of IRISnGEN.   In addition a comprehensive Application Program Interface (API) is available to assist customers in integrating IRISnGEN with legacy management systems and databases.

    iSLM NET-PATH®.  The NET-PATH suite of intelligent remote agents are host-independent devices designed to monitor and report alarms for nearly any electronic device equipped with a serial interface, alarm contact or network connection.  NET-PATH utilizes an architecture specifically engineered for unattended operation.  It incorporates a built-in UPS to provide the highest possible reliability for monitoring mission-critical devices.

Tremendous extensibility in data screening allows NET-PATH to detect and react to changing host conditions with customized responses.  NET-PATH monitors legacy PBX equipment or IP Telephony communications systems and provides all of the data needed to effectively report and correct service-affecting problems.

    iSLM VQProbe.  VQProbe is a high performance, standards-based, non-intrusive call quality monitoring and diagnostic agent that integrates directly into the ISM/iSLM suite of products.  It provides real-time visibility of network performance, detection of transient problems and comprehensive diagnostic data.  VQProbe collects voice quality data transmitted in an RTCP-XR stream or measures key characteristics of the packet voice stream (RTP packets) and calculate real-time performance data use to detect, characterize and report transient problems.  It provides detailed information on the severity and distribution of packet loss and discards due to jitter and other essential diagnostic data. Most importantly, VQProbe is able to detect the transient IP problems and assess their effects on call quality.

    iSLM NimBUS.  For data collection, service automation and service level management, NimBUS offers a comprehensive suite of infrastructure monitoring agents.  NimBUS agents enable full coverage of heterogeneous IT infrastructures.  Monitoring probes include support for networks, databases, servers, middleware, email, applications, web-based services, directory services, and much more. NimBUS open

APIs, flexible architecture, and out-of-the-box third-party integrations and gateways, ensure that adapting to other management tools and monitoring processes is easily achieved.

    NimBUS is a Service Level Management platform that provides scalable, resilient, and reliable monitoring capabilities for Service Providers that wish to proactively manage their clients IT infrastructures and critical business services.

Customer Contact Management Systems

    OmniWorks®.  OmniWorks is a Windows client-server based, sophisticated multi-media customer contact and management system for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls.  The product also has the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through "chat" sessions.  The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in "queues" to be serviced by employees, and may even route the calls based on the "skills" of the call handlers ("skills-based routing").

    OmniWorks may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents.  OmniWorks integrates with the CERATO product line and is available to any of the Company's distribution partners with support from its professional services group; however, the target market is larger users with sophisticated IT requirements and infrastructures.

Switching Systems

    Building on decades of enterprise telephony leadership and experience, Teltronics switching systems offer 99.999% quality of service, mission critical reliability and scalability.  With more than 15,000 systems in operation world wide, Teltronics is the solution of choice for a wide variety of industries including, service providers, utilities, manufacturing, retail, government, education, healthcare and financial institutions.  Scaling from 8 to 9,216 ports, the Cerato® family of products provides hybrid and pure IP solutions supporting small, medium and large enterprises with one or multiple locations.

    CERATO SE, ME and LE. The Cerato SE is a new edition to Teltronics.  It is a hybrid key system that integrates all the communications needs of a small business into a single platform including voice over internet protocol “VoIP”, voicemail, automated attendant, unified messaging and computer telephony.  The SE supports up to 48 analog or digital subscribers and up to 8 VoIP Subscribers.

    Expanding on the success of the 20-20™, Teltronics launched a whole new range of products under the Cerato name.  The Cerato ME and LE offers the same unsurpassed reliability and feature rich services customers have previously enjoyed but with a reduced footprint so less space is required for implementation.  The Cerato ME and LE are full-featured, redundant, high-density communication systems with a complete set of calling features and multi-media applications supporting, analog, digital, VoIP and softphone subscribers.

    The ME consists of one high density common control shelf and any combination of high density expansion shelf, mid density expansion shelf and low density expansion shelf that can extend up to 2,048 ports.

    The LE consists of a common control shelf that is housed in one cabinet with redundant common equipment.  As with the ME, the interface units are located in the high density expansion shelf, mid density expansion shelf and low density expansion shelves.  Any combination of expansion shelves can extend up to 9,216 ports.

    As with the 20-20, these switching products may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications.  As an example, a variant of the 20-20 is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year.  Known for its robust computer-

telephony interface, the Teltronics Switching Systems have been used by systems integrators throughout the world for large custom applications as well as "local dial tone" in small central office applications.

    CERATO Vision® IP (“VIP”). The Cerato VIP is a highly reliable, cost effective option for businesses requiring basic calling features but want the cost savings associated with a converged voice and data network.  It operates as a stand alone phone system as well as a remote phone system which integrates with the Cerato ME or LE.  The Cerato VIP family of products supports terminations to traditional Digital and Analog Public Switched Telephone Network (“PSTN”) as well as VoIP networks.  It is available in a number of platforms that support 128 Direct VoIP terminations, T1/E1 Digital trunks, 8. 24 or 32 Analog Subscribers, 4 or 8 Analog LS trunks and includes an embedded SIP server.

    CERATO IP. Previously named Cypreon, the Cerato IP is a pure IP and Session Initiation Protocol (“SIP”) switching system specifically designed to meet the needs of small to medium sized enterprises (both single-site and multi-location).  The system combines the high speed access of broadband, the reliability of modern telecommunications, and the power of full-featured network servers to provide high quality voice and data communications to employees whether they work at the office, at home, or around the globe.

    The system can sit behind an existing legacy private branch exchange (“PBX”) to provide VoIP functionality, or connect directly to the PSTN and IP networks.  It supports standard analog and digital trunk connections to the PSTN plus WAN gateway connections to corporate WANs and even the internet for VoIP call transmission.  The system supports portal-to-portal VoIP and cost-saving "jump off" capability that enables users to transmit voice calls over the IP network to achieve long distance cost savings then "jump off" and complete the final miles over the PSTN. Simplicity of installation, programming, and administration/use are some of Cerato IP’s most appealing benefits. Intuitive, easy to use graphical administration tools take the complexity out of system installation and administration, and Cerato IP's Fingertip Toolset™ enables employees to manage their own workstation settings and launch powerful integrated application suites at the touch of a button.

    Linux-based Cerato IP supports up to a total of 350 ports, including up to 200 IP phones, WAN Gateways to provide portal-to-portal VoIP, plus PSTN Gateways to support up to 128 Analog trunks and/or phones and up to 96 T1 PRI/120 E1 PRI trunks.  The target Cerato IP market is customers with single or multi-site campus environments and less than 200 phones.

    The Company continues to invest in engineering development to maintain and expand capabilities to include IP Telephony convergence.

Emergency Response Systems

    Telident Enterprise Systems.   In the business sector, the Telident Enterprise Systems product line provides life saving information about 911 calls made by users of PBXs and other telephone systems.  Few people realize that emergency response personnel may find it impossible to locate a 911 caller in a multi-building business or on a college campus.  This life-threatening problem is the result of a public E911 system that never contemplated modern telecommunications technology such as PBX's and wireless extensions.  The Telident Enterprise Systems products are designed to ensure that emergency personnel receive the information needed to quickly and accurately locate a 911 caller.  Our Station Translation System™, and Database Maintenance software are installed in over 1,000 businesses of all sizes.

    The Company decided that the 911 Emergency business sector was not strategic to the overall future of the Company.  The Company had already exited the PSAP business.  The Telident product line was sold to Amcom Software, Inc. in January of 2008.

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

Trademarks, Patents and Copyrights

    We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others.  We believe that we have direct intellectual property rights covering substantially all our material technologies.  We currently hold a world-wide, non-exclusive, fully paid-up license to make, use and sell the inventions under approximately 30 U.S patents and numerous international patents and patent applications relating to the 20-20 digital switching product line.  We consider the patents relating to our digital switching products to be the most important to our business.  The patents relating to the 20-20 digital switching systems expire on various dates between 2007 and 2019.  We also currently own a patent relating to a personal translator device for assisting communications.  We have approximately 25 registered trademarks in the United States, of which we consider the 20-20 and the SEBea to be our most valuable.  We license some technology from third parties that we use in providing manufacturing services to our customers.  We believe that such licenses are generally available on commercial terms from a number of licensors.  Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

    The Company also seeks to protect its confidential and proprietary information through the enforcement of confidentiality and non-compete agreements presently executed by key employees.

Component Procurement

    The Company assembles a majority of its products at its manufacturing facility in Sarasota, Florida.  All components used in the assembly of the Company's products are purchased from distributors and manufacturers.

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

Backlog

The Company's backlog at December 31, 2007 was approximately $12,374, as compared to $11,513 at December 31, 2006.  The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements.  Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

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

	Years Ended December 31,
	2007	2006	2005

New York City Department of Education	24%	22%	19%
Nielsen Media Research	11%	8%	7%
IBM	1%	7%	10%

    We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue.  The historic percentages in the table above are not necessarily indicative of the percentage of net sales that we may receive from any customer in the future.

Competition

The telecommunications network industry is highly competitive.  For the Switching Systems and Contact Center product lines the dominate competitors are Cisco, Avaya and NORTEL.  For the ISM product line our primary competitors are HP, IBM, BMC and NET IQ.  We compete very favorably with all of our competitors based on price/total cost of ownership, reliability, scalability, technology, ease of administration, installation and use, customer service and technical support.

Research and Product Development

The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products.  The Company's research and development expenditures during the fiscal years ended December 31, 2007, 2006 and 2005 were $4,127, $4,108 and $3,978, respectively.

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

Employees

As of December 31, 2007, the Company had 252 employees.

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

    In February of 2007 the Company agreed to make monthly payments of $15.7 commencing in March 2007 in settlement of litigation over attorney fees associated with previous litigation with FCG Holdings Ltd. (“FGC”).  The last payment was made in December 2007.  One of the Company’s directors is affiliated with FGC.

ITEM  4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	COMMON STOCK
	2007		2006
	High	Low	High	Low
PERIOD

1st Quarter	$0.57	$0.35	$0.80	$0.40
2nd Quarter	0.77	0.42	0.86	0.40
3rd Quarter	0.72	0.35	0.64	0.31
4th Quarter	0.50	0.30	0.45	0.29

    On March 28, 2008, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.31 per share.  As of March 28, 2008, there were approximately 490 shareholders of record of the Company's common stock.

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

    The Company has 12,625 shares of Preferred Series B Convertible stock outstanding at December 31, 2007 and 2006.  The Preferred Series B Convertible stock provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares.  The Company has the right, but not the obligation, to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director which has been exercised by the holder.

The Company has 40,000 shares of Preferred Series C Convertible stock outstanding at December 31, 2007 and 2006.  The Preferred Series C Convertible stock, which is owned by an entity controlled by the Company’s Director and Senior Vice President of Business Development, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series C Convertible stock has the right, but not the obligation, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment.  The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

In July 2005, the Company issued a warrant to purchase 236,236 common shares in connection with the July 2005 loan agreement.  As part of the refinancing the Company completed during 2007, the Company paid $42 to the lender for the appreciated value of the warrants, and the warrants were cancelled.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock as compared to the cumulative total return for the Nasdaq Stock Market Total Return Index – US Companies, and the Nasdaq Stock Market – Telecommunications Stock Index.  The Stock Performance Graph assumes $100 was invested in the stock or the index on December 31, 2002 and assumes that no dividends were paid.

Five Year Cumulative Total Return Chart
(Per $100 Invested)

	2002	2003	2004	2005	2006	2007
Teltronics, Inc.	100	510	540	440	340	300
NASDAQ Stock Market – US Companies	100	150	163	165	181	199
NASDAQ Stock Market – Telecommunications Stock	100	169	182	169	216	236

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

	2007	2006	2005	2004	2003
Statement of Operations Data:

Net sales	$40,631	$46,891	$46,111	$46,046	$46,884
Gross profit	15,448	19,311	18,178	17,543	18,287
Recurring operating expense	15,441	16,198	16,182	16,707	19,883
Impairment of fixed assets	---	---	1,583	---	---
Total operating expenses	15,441	16,198	17,765	16,707	19,883
Income (loss) from operations	7	3,113	413	836	(1,596)
Other income (expense):
Interest	(1,948)	(1,449)	(1,283)	(1,631)	(1,675)
Non-operating gain (loss)	(136)	(19)	4,728	1,341	(25)
Total other income (expense)	(2,084)	(1,468)	3,445	(290)	(1,700)

Net income (loss)	$(2,070)	$1,607	$3,816	$539	$(3,303)
Net income (loss) available to common shareholders	$(3,022)	$954	$3,168	$(85)	$(3,905)

Net income (loss) per share:
Basic	$(0.35)	$0.11	$0.39	$(0.01)	$(0.54)
Diluted	$(0.35)	$0.10	$0.36	$(0.01)	$(0.54)

Shares used to compute amount:
Basic	8,646,706	8,637,246	8,041,323	7,831,051	7,297,512
Diluted	8,646,706	9,280,289	10,540,391	7,831,051	7,297,512
Balance Sheet Data:
Working capital (deficiency)	$116	$798	$(326)	$(2,922)	$(10,889)
Total assets	18,033	16,692	16,980	16,424	16,320
Line of credit, current portion of long-term debt and capital lease obligations	5,788	6,228	5,967	4,831	11,250	(1)
Long-term debt and capital lease obligations, less current portion	4,125	2,366	3,081	7,885	1,383
Total shareholders' deficiency	$(4,487)	$(1,452)	$(2,586)	$(6,044)	$(6,124)

(1)     Reflects notes payable in default as of December 31, 2003.

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

    The third telecommunications market is VoIP.  The Company entered this market in the fourth quarter of 2003 with the introduction of Cypreon.  Cerato IP (formerly Cypreon) combines the power of voice, data and video into a single, robust and feature rich solution.  The market focus of this product is the SMB.  Cerato IP allows these businesses to embrace cost and time saving advances previously reserved for only the largest of corporations.

    The system supports all the telephony features expected from a business communication private computer exchange (“PCX”) platform designed to address the requirements of small to medium enterprises, plus a variety of applications to enhance, streamline, and personalize business communications.  Feature support includes most standard telephony functions, such as multi-party conference at the desktop, rules based call forwarding, message indication, hot desking, night service, attendant console support, and call park/page/pickup.  A few of Cerato IP’s initial applications include unified messaging, voicemail, speech enabled automated attendant, contact center and contact management applications.

    Cerato IP’s ability to provide fully featured telephony functions, complimented and enhanced by intelligent call control applications, make it an attractive overall solution for improving, streamlining, and personalizing both internal and external business communications. One of the key features of the system is the simplified administration.  Its browser based administrative interface makes programming and maintaining the system very user friendly.

    Cerato IP is designed to operate as both a single site and enterprise solution.  The ability to interconnect multiple systems over an IP WAN allows hundreds of users independent of physical location to be seamlessly interconnected.

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

Results of Operations

The following tables set forth certain data, expressed as a percentage of revenue, from consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Gross profit	38.0	41.2	39.4
Recurring operating expense	38.0	34.6	35.1
Impairment of fixed assets	---	---	3.4
Total operating expenses	38.0	34.6	38.5
Income from operations	0.0	6.6	0.9

Other income (expense):
Interest	(4.9)	(3.1)	(2.8)
Non-operating gain (loss)	(0.3)	0.0	10.2

Total other income (expense)	(5.1)	(3.1)	7.4

Income before income taxes	(5.1)	3.5	8.3

Provision for income taxes	0.0	0.1	0.1
Net income (loss)	(5.1)%	3.4%	8.2%

    The following is a discussion of results of operations for each of the three years ended December 31, 2007, 2006 and 2005.  The discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales and Gross Profit Margin (in thousands)

    Net Sales decreased $6,260 or 13.3 % for the year ended December 31, 2007 as compared to the same period in 2006.  Net sales increased $780 or 1.7% for the year ended December 31, 2006 as compared to the same period in 2005.

    The decrease in net sales for the year ended December 31, 2007 was primarily the result of a decrease of $5,628 in net sales from the US, a decrease of $423 in net sales from the UK subsidiary, and a $209 decrease in net sales from the Mexico subsidiary.  The overall decrease in net sales for the year ended December 31, 2007 was primarily the result of reduced sales in the 20-20 market based on competitive pressure from the VoIP switch providers, deceases in the Intelligent Systems Management market which was as a result of the change in focus from the telephony market to the server based systems, and decreases in the Contract Services market.  The increase in net sales for the year ended December 31, 2006 was primarily the result of an increase of $542 in net sales from the US, an increase of $214 in net sales from the Mexico subsidiary, and an increase of $24 in net sales from the UK subsidiary. The overall increase in net sales for the year ended December 31, 2006 was primarily the result of improved sales in the Intelligent Systems Management market and an increase in the 20-20 market, offset with decreases in the non-Teltronics equipment market and E911 markets.

Gross profit margin for the years ended December 31, 2007, 2006 and 2005 was 38.0%, 41.2% and 39.4%, respectively. Gross profit margin fluctuates based on the volume and mix of sales.

Operating Expenses

    Recurring operating expenses were $15,441, $16,198 and $16,182 for the years ended December 31, 2007, 2006 and 2005, respectively.  In October 2005 the Company recorded an additional $1,583 charge for the impairment of assets associated with capitalized software.

2007

    General and administrative expenses increased $265 for the year ended December 31, 2007 as compared to the same period in 2006.  The net increase for the year ended December 31, 2007 was primarily the result of the following items: (a) a $250 increase in compensation and fringe benefit expenses, (b) a $110 increase in legal fees, (c) a $52 increase in rent expense and (d) a $41 increase in real estate tax expense.  These increases were partially offset with the following items: (a) a $98 decrease in bad debt expense, (b) a $98 decrease in telephone expense, and (c) other miscellaneous expenses.

    Sales and marketing expenses decreased $933 for the year ended December 31, 2007 as compared to the same period 2006.  The net decrease for the year December 31, 2007 was primarily the result of the following items: (a) a $542 decrease in commission and fringe benefit expenses, a $182 decrease in consulting and professional services, (c) a $108 decrease in rent expense, (d) a $70 decrease in bad debt expense from the UK operation, and (e) a $54 decrease in telephone expense.  These decreases were partially offset with a $52 increase in compensation expense, and other miscellaneous expense changes.

    Research and development expenses increased $19 for the year ended December 31, 2007 as compared to the same period in 2006.  The net increase for the year December 31, 2007 was primarily the result of a $369 increase in R&D material and equipment offset with a $322 decrease in compensation and other miscellaneous expense changes.

    Depreciation and amortization expense decreased $108 for the year ended December 31, 2007 as compared to the same period in 2006.  The decrease for the year ended December 31, 2007 was primarily the result of lower asset purchases and older assets becoming fully depreciated.

2006

    General and administrative expenses decreased $537 for the year ended December 31, 2006 as compared to the same period in 2005.  The net decrease for the year ended December 31, 2006 was primarily the result of the following items: (a) a $353 decrease in legal fees, (b) a $180 decrease in telephone expense, (c) an $84 decrease in rent expense, (d) a $64 decrease in recruiting costs, (e) a $60 decrease in business insurance, (f) a $42 decrease in shipping charges, and (g) a $33 decrease in public entity expenses. These decreases were partially offset with the following items: (a) a $107 increase in compensation and benefits expenses primarily associated with the replacement of personnel, (b) a $157 increase in the provision for doubtful accounts and (c) other miscellaneous expense changes.

    Sales and marketing expenses increased $578 for the year ended December 31, 2006 as compared to the same period 2005.  The net increase for the year December 31, 2006 was primarily the result of the following items: (a) a $251 increase in compensation expense (b) a $227 increase in commission expense, (c) a $137 increase in travel, entertainment, and tradeshow, (d) a $108 increase in UK bad debt expense and (e) a $66 write-off of a Mexican tax receivable. These increases were partially offset with the following items: (a) a $82 decrease in temporary labor, (b) a $77 decrease in small equipment and software expense, and (c) other miscellaneous expense changes,

    Research and development expenses increased $130 for the year ended December 31, 2006 as compared to the same period in 2005.  The net increase for the year ended December 31, 2006 was primarily the result of a $361 increase in compensation and fringe expense, offset with a $210 decrease in temporary labor, and other miscellaneous expense changes.

Depreciation and amortization expense decreased $155 for the year ended December 31, 2006 as compared to the same period in 2005.  The decrease for the year ended December 31, 2006 was primarily the result of lower asset purchases and older assets becoming fully depreciated.

Other Income (Expense)

    For the year ended December 31, 2007, interest expense increased $499 and non-operating gain (loss) increased $117 as compared to the same period in 2006.  The increase in interest costs was primarily the result of an additional charge of approximately $489 from the debt restructuring in 2007. The increase in non-operating loss of $117 was primarily related to a charge of $114 associated with the settlement of sales tax audits.

    For the year ended December 31, 2006, interest expense increased $166 and non-operating gain (loss) decreased $4,747 as compared to the same period in 2005.  The increase in interest costs was primarily the result of the debt restructured during 2005.  The decrease in non-operating gain (loss) of $4,747 was primarily related to $3,897 gain associated with the satisfaction of a secured promissory note, $450 associated with the sale of patents, and $211 associated with the settlement of the Tri-Link debt, which were recorded in 2005.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities

    Net cash used in operating activities was $176 for the year ended December 31, 2007.  The $176 was comprised of the following items: (a) net loss of $2,070, (b) net non-cash income of $770, (c) an increase in operating assets of $1,233, and (d) an increase in operating liabilities of $2,357.  The net increase in operating assets was primarily the result of an increase in accounts receivables of $593, a $281 increase in inventory and a $259 increase in other assets.  The net increase in operating liabilities was primarily the result of increased accounts payable of $2,239, an increase in accrued liabilities of $473, offset with a $355 decrease in deferred revenue.  The net non-cash income in 2007 of $770 was primarily comprised of depreciation and amortization of $440, the amortization of deferred finance costs of $247, and an $85 provision for slow moving inventory.

    Net cash provided by operating activities was $635 for the year ended December 31, 2006.  The $635 was comprised of the following items: (a) net income of $1,607, (b) net non-cash income of $1,418, (c) an increase in operating assets of $1,058, and (d) a decrease in operating liabilities of $1,332.  The net increase in operating assets was primarily the result of an increase in accounts receivables of $2,166, offset with a $709 decrease in inventory and a $410 decrease in prepaid expenses.  The increase in accounts receivables is the result of increased sales in the fourth quarter. The net decrease in operating liabilities was primarily the result of decreased accounts payable of $1,590, offset with an increase in accrued liabilities of $446.  The net non-cash income in 2006 of $1,418 was primarily comprised of depreciation and amortization of $574, provision for slow moving inventory of $222, and provision for doubtful accounts of $454.

    Net cash used in operating activities was $1,110 for the year ended December 31, 2005.  The $1,110 was comprised of the following items: (a) net income of $3,816, (b) net non-cash income of $1,384, (c) an increase in operating assets of $4,253 and (d) an increase in operating liabilities of $711. The net increase in operating assets was primarily the result of an increase in inventory of $2,621 and a $1,026 increase in accounts receivable.  The increased inventory, of which $1,618 is raw materials, resulted from the increased purchasing to meet forecasted demand which the Company was not able to fulfill in 2005 due to capacity constraints in the fourth quarter.  The increase in accounts receivable is the result of increased sales in the fourth quarter.  The net increase in operating liabilities was primarily the result of an increase in accounts payable of $672, attributable in part to the inventory increase sited above.  The net non-cash income in 2005 of $1,384 was primarily comprised of the following items: (a) other non-operating gains of $4,603, which included the gain on the extinguishment of debt, offset with, (b) impairment of fixed assets of $1,583, (c) depreciation and amortization of $1,558, and (d) provision for slow moving inventories of $214.

Net cash flows provided by (used in) investing activities

    Net cash flows used in investing activities were $534 for the year ended December 31, 2007 as the Company acquired property and equipment to support its operations.

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

Net cash flows provided by (used in) financing activities

    Net cash flows provided by financing activities for the year ended December 31, 2007 were $1,067.  The Company had net repayments on its line of credit of $1,366 and net borrowings on the term loan of $2,865 associated with the refinancing.  Additionally, the Company paid dividends on the Preferred Series B convertible stock of $252.

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

Liquidity

    As of December 31, 2007 the Company had cash and cash equivalents of $1,123 as compared to $794 as of December 31, 2006.  Working capital as of December 31, 2007 was $116 as compared to $798 as of December 31, 2006.

    As of December 31, 2006 the Company had cash and cash equivalents of $794 as compared to $1,150 as of December 31, 2005.  Working capital as of December 31, 2006 was $798 and a $326 deficiency as of December 31, 2005.

    Our principal obligations as of December 31, 2007 consisted primarily of the following items: (a) a revolving line of credit facility with an outstanding balance of $4,029, (b) a senior term loan of $5,258, (c) a note payable to Tri-Link of $208, (d) a note payable to a related party of $348, and (e) dividends on our Series B and C Preferred stock, of which $252 is due and payable within the next twelve months.

    The Company has 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2007.  Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $20 per share.  Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $20 per share.  If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors.  The Series C Preferred holder has agreed to defer the demand for payment of nineteen dividend payments until April 30, 2009 and the Series B Preferred Stock dividend was in arrears three payments.

Our contractual obligations consist of operating leases for facilities, debt financing and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2007 for the fiscal years ending December:

	2008	2009	2010	2011	2012	2013 and thereafter

Operating leases	$1,270	$1,036	$898	$125	$0	$0
Debt financing	1,759	1,204	1,168	1,168	4,613	0
Preferred Series B and C convertible stock dividends	1,052	1,052	1,052	1,052	1,052	1,052
Total contractual cash obligations	$4,081	$3,292	$3,118	$2,345	$5,665	$1,052

    Dividends payable on our Series C Preferred stock will continue at the rate of $800 per year as long as such shares are outstanding.  Dividends on Series B Preferred stock will continue at the rate of $252 per year as long as such shares are outstanding.

    Teltronics does not engage in any off-balance sheet financing arrangements.  In particular, we do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

ITEM  7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at December 31, 2007.  The Company is exposed to financial market risks, including changes in interest rates.  All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate.  An increase in interest rates of 100 basis points would not significantly impact the Company's net income.  All of the Company's business is recorded in U.S. dollars.  Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.  The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in respective periods.

Quarterly Results of Operations (Unaudited)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$9,582	$8,094	$11,706	$11,249
Cost of goods sold	6,072	5,117	7,194	6,800
Net income (loss)	(1,034)	(1,537)	310	191
Net income (loss) per share:
Basic	$(0.14)	$(0.21)	$0.01	$(0.01)
Diluted	$(0.14)	$(0.21)	$0.01	$(0.01)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$10,297	$11,502	$12,224	$12,868
Cost of goods sold	6,310	6,535	7,333	7,402
Net income (loss)	(560)	755	495	917
Net income (loss) per share:
Basic	$(0.08)	$0.07	$0.04	$0.09
Diluted	$(0.08)	$0.05	$0.04	$0.08

ITEM  8.                      FINANCIAL STATEMENTS

    Certain information required by this item is included in Item 7A of Part II of this report under the heading "Quarterly Results of Operations (Unaudited)" and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Certified Public Accounting Firm	22
Consolidated Balance Sheets – December 31, 2007 and 2006	23
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	24
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2007, 2006 and 2005	25
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	26
Notes to Consolidated Financial Statements	28
Financial Statement Schedule:
Item 15(a)(2):
Schedule II – Valuation and Qualifying Accounts	55
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Teltronics, Inc.:

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for each of the years in the three-year period then ended.  Our audit also included the consolidated financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the years in the three-year period then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, which is presented for additional analysis and is not a required part of the basic consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
March 28, 2008

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$1,123	$794
Accounts receivable, net	9,122	8,512
Inventories, net	5,423	5,227
Prepaid expenses and other current assets	643	543
Total current assets	16,311	15,076
Property and equipment, net	949	809
Goodwill	241	241
Other assets, net	532	566
Total assets	$18,033	$16,692

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$4,029	$5,394
Current portion of long-term debt	1,759	834
Accounts payable	6,279	4,040
Accrued expenses and other current liabilities	3,221	2,748
Deferred revenue	907	1,262
Total current liabilities	16,195	14,278
Long-term liabilities:
Deferred dividends	2,200	1,500
Long-term debt, net of current portion	4,125	2,366
Total long-term liabilities	6,325	3,866
Commitments and contingencies Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,647,539 and 8,639,539 issued and outstanding at December 31, 2007 and 2006, respectively	9	9
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	---	---
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	---	---
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	---	---
Additional paid-in capital	24,722	24,707
Other comprehensive income	27	55
Accumulated deficit	(29,245)	(26,223)
Total shareholders' deficiency	(4,487)	(1,452)
Total liabilities and shareholders' deficiency	$18,033	$16,692

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2007	2006	2005

Net sales
Product sales and installation	$29,035	$33,390	$33,314
Maintenance and service	11,596	13,501	12,797
	40,631	46,891	46,111
Cost of goods sold	25,183	27,580	27,933
Gross profit	15,448	19,311	18,178
Operating expenses:
General and administrative	4,959	4,694	5,231
Sales and marketing	6,084	7,017	6,439
Research and development	4,127	4,108	3,978
Depreciation and amortization	271	379	534
Impairment of fixed assets	---	---	1,583
	15,441	16,198	17,765
Income from operations	7	3,113	413

Other income (expense):
Interest	(1,948)	(1,449)	(1,283)
Non-operating gain (loss)	(136)	(19)	4,728
	(2,084)	(1,468)	3,445
Income (loss) before income taxes	(2,077)	1,645	3,858
Income taxes	(7)	38	42

Net income (loss)	(2,070)	1,607	3,816

Dividends on Preferred Series B and C Convertible stock	952	653	648
Net income (loss) available to common Shareholders	$(3,022)	$954	$3,168

Net income (loss) per share:
Basic	$(0.35)	$0.11	$0.39
Diluted	$(0.35)	$0.10	$0.36

Weighted average shares outstanding:
Basic	8,646,706	8,637,246	8,041,323
Diluted	8,646,706	9,280,289	10,540,391

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
(In thousands, except share data)

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL

BALANCE, DECEMBER 31, 2004	7,861,539	$8	152,625	---	$24,301	$(8)	$(30,345)	$(6,044)
Shares issued for Tri-Link settlement	750,000	1	---	---	298	---	---	299
Shares issued for exercise of stock options	25,000	---	---	---	2	---	---	2
Issuance of warrants	---	---	---	---	57	---	---	57
Comprehensive loss:
Net income	---	---	---	---	---	---	3,816	3,816
Foreign currency	---	---	---	---	---	(68)	---	(68)
Comprehensive loss								3,748
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(648)	(648)
BALANCE, DECEMBER 31, 2005	8,636,539	$9	152,625	---	$24,658	$(76)	$(27,177)	$(2,586)
Shares issued for exercise of stock options	3,000	---	---	---	---	---	---	---
Stock based compensation expense	---	---	---	---	49	---	---	49
Comprehensive income:
Net income	---	---	---	---	---	---	1,607	1,607
Foreign currency	---	---	---	---	---	131	---	131
Comprehensive income								1,738
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(653)	(653)
BALANCE, DECEMBER 31, 2006	8,639,539	$9	152,625	---	$24,707	$55	$(26,223)	$(1,452)
Shares issued for exercise of stock options	8,000	---	---	---	---	---	---	---
Stock based compensation expense	---	---	---	---	15	---	---	15
Comprehensive income:
Net loss	---	---	---	---	---	---	(2,070)	(2,070)
Foreign currency	---	---	---	---	---	(28)	---	(28)
Comprehensive loss								(2,098)
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(952)	(952)

BALANCE, DECEMBER 31, 2007	8,647,539	$9	152,625	---	$24,722	27	$(29,245)	$(4,487)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$(2,070)	$1,607	$3,816
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	394	537	1,446
Provision for slow moving inventories	85	454	214
Provision (recovery) for doubtful accounts	(17)	222	(43)
Amortization of deferred financing costs	247	119	---
Amortization of other intangible assets	46	37	112
Stock based compensation expense	15	49	---
Impairment of fixed assets	---	---	1,583
Other non-operating gains	---	---	(4,603)
Forfeiture of deferred compensation	---	---	(93)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(593)	(2,166)	(1,026)
Inventories	(281)	709	(2,621)
Prepaid expenses and other current assets	(100)	410	(573)
Other assets	(259)	(11)	(33)
Accounts payable	2,239	(1,590)	672
Accrued expenses and other current liabilities	473	446	(23)
Deferred revenue	(355)	(188)	62
Net cash flows provided by (used in) operating activities	(176)	635	(1,110)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(534)	(379)	(266)
Proceeds from sale of property and equipment	---	---	495
Payments for inventories and customer contracts and relationships of SMARTCALL	---	---	(53)
Net cash flows provided by (used in) investing activities	(534)	(379)	176
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(1,366)	282	2,558
Proceeds from issuance of common stock	---	---	2
Net principal borrowings (repayments) on loans, notes and capital leases	2,685	(777)	(2,011)
Dividends paid on Preferred Series B Convertible stock	(252)	(248)	(227)
Borrowing from related party	---	---	1,000
Repayment of loan from related party	---	---	(750)
Net cash flows provided by (used in) financing activities	1,067	(743)	572
Effect of exchange rate changes on cash	(28)	131	(68)
Net increase (decrease) in cash and cash equivalents	329	(356)	(430)
Cash and cash equivalents - beginning of year	794	1,150	1,580
Cash and cash equivalents – end of year	$1,123	$794	$1,150

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, except share data)

	Years Ended December 31,
	2007		2006		2005

SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:

Equipment acquired under capital lease	$	---		$88	$	---
Fair value of Common stock issued for Tri-Link settlement		---		---		299
Fair value of Warrants issued with debt		---		---		57

SUPPLEMENTAL DISCLOSURES:
Interest paid		$1,702		$1,365		$1,086
Income taxes paid		$28	$	---	$	---

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(All amounts in thousands, except share amounts)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.  The accompanying consolidated financial statements include the accounts of the Company which is comprised of its wholly owned subsidiaries, Teltronics Direct, Inc., TTG Acquisition Corp., Teltronics, S.A. de C.V., 36371 Yukon Inc. and Teltronics Limited.

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

Concentration of Credit Risk - The Company's largest customer was 24%, 22% and 19% of sales in 2007, 2006 and 2005, respectively.  The second largest customer was 11%, 8% and 7% of sales in 2007, 2006 and 2005, respectively.  The third largest customer in 2007 was 7% and the third largest customer in 2006 and 2005 was 7% and 10%, respectively.  The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables.  Cash balances are maintained in financial institutions.  Occasionally, deposits may exceed amounts insured by the Federal Deposit Insurance Corporation.

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

Accounting for Stock-based Compensation –  Prior to January 1, 2006, the Company accounted for the stock-based compensation granted under the Company’s stock incentive plans under the recognition and measurement provisions of APB 25.  In accordance with APB 25 the Company used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for the stock option awards to employees in the Consolidated Statement of Operations.  Effective January 1, 2006, the Company implemented Statement 123R for all stock-based compensation that was not vested as of December 31, 2005.  In accordance with Statement 123R the

Company measures compensation cost for employee stock options at fair value and recognizes cost over the vesting period.

Had compensation cost for the Company’s stock options been recognized in 2005 based upon estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123R, the Company’s net income and net income per share would have been as follows:

2005
Net income	$3,816
Stock-based employee compensation cost if fair method value had been applied	(125)
Net income – pro forma	$3,691
Net income per share:
Basic - as reported	$0.39
Basic - pro forma	$0.36

Diluted - as reported	$0.36
Diluted - pro forma	$0.35

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

Capitalized Software - Capitalization of computer software development costs begins upon the establishment of technological feasibility.  Technological feasibility for the Company's computer software products is generally based upon achievement of a detail program design free of high-risk development issues.  The Company capitalizes only those costs directly attributable to the development of the software.  The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.  Prior to reaching technological feasibility, these costs are expensed as incurred and included in research and development.  Activities undertaken after the products are available for general release to customers to correct errors or keep the product updated are expensed as incurred and included in research and development.  Amortization of capitalized computer software development costs commences when the related products become available for general release to customers.  Amortization is provided on a product-by-product basis over three to five years. Capitalized costs are reviewed annually for impairment.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years that began after December 15, 2006.  Adoption of FIN 48 did not have a material impact on the Company’s financial reporting.

Revenue Recognition

    Manufacturing.   Revenues from sales of product, including our electronic manufacturing services business are recognized when title and risk of loss passes, which is generally when the product is shipped.  Based on the Company's history of providing manufacturing services, we believe that collectibility is reasonably assured.

    Turnkey Contracts.   Certain of the Company’s customers purchase equipment on a turnkey basis under which the Company agrees to provide the equipment, install the equipment and train the customer’s personnel.  On those contracts in which the customer accepts ownership of the individual deliverables, and it is both probable and substantially within the Company’s control to deliver the remaining elements, revenues will be recognized as the customer accepts the deliverables.

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

Changes in the Company's product liability during the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance, beginning of the year	$221	$171	$192
Warranties issued during the year	97	259	114
Payments made during the year	(111)	(198)	(124)
Changes in liability for pre-existing warranties during the year	5	(11)	(11)
Balance, end of the year	$212	$221	$171

Reclassifications – Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Accounts receivable	$9,470	$8,877
Allowance for doubtful accounts	(348)	(365)
	$9,122	$8,512

As of December 31, 2007, accounts receivable included $124 of retainage.  There was no retainage at December 31, 2006.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 – INVENTORIES, NET

The major classes of inventories, net at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Raw materials	$2,670	$2,883
Work-in-process	1,237	1,045
Finished goods	1,516	1,299
	$5,423	$5,227

At December 31, 2007, there were no contracts accounted for using percentage of completion accounting method.

At December 31, 2006, accumulated costs of approximately $150 on contracts, net of progress payments of $144 amounting to $6 and are included in work-in-process inventory.

Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenue of approximately $673 as of December 31, 2006.

The reserve for slow moving inventories was $1,069 and $1,185 as of December 31, 2007 and 2006, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment, net at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Machinery and equipment	$7,802	$7,698
Furniture, fixtures and computers	4,994	4,541
Equipment under capital leases	646	646
Capitalized software	2,565	2,547
Leasehold improvements	580	599
	16,587	16,031
Accumulated depreciation and amortization	(15,638)	(15,222)
	$949	$809

Depreciation and amortization expense was $394, $537 and $1,466 for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense of $123, $158 and $911, respectively, was included in cost of goods sold.  Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $94, $143, and $201 as of December 31, 2007, 2006 and 2005, respectively.  For the years ended December 31, 2007, 2006 and 2005, amortization and impairment expense related to capitalized software was $50, $60 and $2,139, respectively.

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT

In May 2007, the Company entered into a new five year Revolving Credit, Term Loan and Security Agreement under which the Company established a revolving credit facility with a maximum principal amount up to $6,000 and received a term-loan with the maximum principal amount of $5,842.  Advances under the revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest (9.25% at December 31, 2007) at an annual rate of Prime Rate plus 2% and are subject to mandatory prepayments in certain situations.  The Loan Agreement is subject to certain financial covenants.  The obligations of the agreement are secured by a first lien and security interest in substantially all of the company’s assets.  The availability under this facility as of December 31, 2007 was $1,971.

In May 2007, the Company recognized an additional $489 of interest costs in connection with the termination of the previous financing arrangement.

In 2005, the Company recognized a gain of $3,897 or $0.48 per basic share on the extinguishment of a promissory note.

In 2005, the Company entered into a Settlement Agreement (“Settlement Agreement”) with Tri-Link Technologies Inc. (“Tri-Link”) under which all arbitration and legal proceedings were settled.  Under the Settlement Agreement, the Company paid $1,000 and issued 750,000 restricted shares of the Company’s Common Stock and a $750 note, which bears interest at eight percent (8%), to Tri-Link in exchange for the Company’s original promissory note in the amount of $2,250.  The Company recognized a gain of $211 on the transaction.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt at December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006
Term Loan, payable in monthly installments of $97 plus interest (9.25% at December 31, 2007) at prime plus 2.0%.	$5,258	$0
Term Loan, payable in monthly installments of $42	0	2,292
Note payable to Tri-Link in monthly principal installments of $21 plus interest with final maturity October 2008.	208	458
Note payable to related party, principal and interest due November 2008.	348	300
Notes payable to finance companies, payable in monthly installments of $3 with interest at approximately 20%. The notes mature through 2009 and are collateralized by vehicles.	67	116
Capital lease obligations, interest at 8%	3	34
Total	5,884	3,200
Less current portion	1,759	834
Long-term portion	$4,125	$2,366

Future principal maturities of long-term debt and capital lease obligations, as of December 31, 2007, are as follows:

2008	$1,759
2009	1,204
2010	1,168
2011	1,168
2012	585
$5,884

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Preferred Series B Convertible stock, which is owned by a company controlled by the Series B Director, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares.  The Company has the right, but not the obligation, to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director which the holder has exercised.

The Company is in arrears on three quarterly dividend payments due on Preferred Series B Convertible stock at December 31, 2007 that total $189, which represents $15.00 per Preferred Series B share.  If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

The Preferred Series C Convertible stock, which is owned by an entity controlled by the Company’s Director and Senior Vice President of Business Development, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series C Convertible stock has the right, but not the obligation, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment.  The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

(B)           Warrants - In July 2005, the Company issued a warrant to purchase 236,236 common shares in connection with the July 2005 loan agreement.  As part of the May 2007 refinancing, the Company paid $42 to the lender for the appreciated value of the warrants and the warrants have been cancelled.

In September 2002, the Company issued a warrant to a financial advisor to purchase 300,000 shares of common stock at $1.00 per share which expired in September 2007.

(C)           Incentive Stock Option Plan – In 1995, the Company adopted an Incentive Stock Option Plan ("1995 Plan") to enhance the Company's ability to retain the services of outstanding personnel and encourage such employees to have a greater financial investment in the Company.  The 1995 Plan, under which the Company may issue options for up to 2,500,000 shares of the Company’s common stock, terminated August 8, 2005.  In September 2004, the Company’s shareholders approved the Company’s 2005 Incentive Stock Option Plan (“2005 Plan”) under which the Company may issue options for up to 1,000,000 shares of the Company’s common stock.  The 2005 Plan will terminate September 28, 2014 unless terminated by the Board of Directors or extended by the Board and approved by the shareholders.  Both plans authorize the Board to grant stock options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries.  The term of an option shall be fixed by the Board.  The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2007, 2006 and 2005:

December 31, 2007:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	703,000	$0.18	6.1	530,400	$0.17
$0.50 - $1.00	583,000	0.99	3.1	579,000	1.00
$1.63 - $3.03	167,000	2.27	2.5	167,000	2.27
	1,453,000	$0.74	4.5	1,276,400	$0.82

December 31, 2006:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	728,000	$0.18	7.1	540,800	$0.21
$0.50 - $1.00	635,000	0.99	4.1	629,000	1.00
$1.63 - $3.03	193,000	2.24	3.3	193,000	2.24
	1,556,000	$0.77	5.4	1,362,800	$0.86

December 31, 2005:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	798,000	$0.19	8.2	189,200	$0.08
$0.50 - $1.00	635,000	0.99	5.1	506,000	1.00
$1.63 - $3.03	194,000	2.24	4.2	194,000	2.24
	1,627,000	$0.75	6.5	889,200	$1.07

The per share weighted average fair value of options granted during the years ended December 31, 2007 and 2005 were $0.35 and $0.32, respectively.  No options were granted for the year ended December 31, 2006.  All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 750,000 shares were available for grant under the 2005 Plan at December 31, 2007.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2007	2006	2005
Risk-free interest rates	4.75%	---	6.8%
Weighted average expected life of the options	5 years	---	3.7 years
Volatility factor of the expected market price of the Company's Common Stock	116%	---	138%
Dividend yield	None	---	None

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2004	1,600,000	$0.87
Granted	375,000	0.32
Exercised	(25,000)	0.07
Forfeited	(203,000)	0.58
Expired	(120,000)	1.67
Outstanding, December 31, 2005	1,627,000	$0.75
Granted	---	---
Exercised	(3,000)	0.07
Forfeited	(68,000)	0.31
Expired	---	---
Outstanding, December 31, 2006	1,556,000	$0.77
Granted	10,000	0.35
Exercised	(8,000)	0.07
Forfeited	(91,000)	1.50
Expired	(14,000)	2.00
Outstanding, December 31, 2007	1,453,000	0.74
Exercisable, December 31, 2007	1,276,400	$0.82

NOTE 8 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$(14)	$23	$9
State	7	15	33
	(7)	$38	$42
Deferred:
Federal	---	---	---
State	---	---	---
	---	---	---
	$(7)	$38	$42

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2007, 2006 and 2005 to income before income taxes:

	Years ended December 31,
	2007	2006	2005

Federal tax at the statutory rate	$(624)	$556	$1,311
Foreign income tax at statutory rate	(83)	---	---
State income taxes, net of federal tax benefit	4	59	135
Change in valuation allowance for deferred tax assets	696	(612)	(1,444)
Other items	---	35	40
	$(7)	$38	$42

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$6,275	$5,135
Accrued vacation	239	239
Inventory	420	509
Fixed assets	230	646
Bad debt reserve	122	128
Accrued expenses	152	85
	7,438	6,742
Valuation allowance	$(7,438)	$(6,742)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets.  The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable.  Realization is entirely dependent upon future earnings in specific tax jurisdictions.  While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.  The valuation allowance increased $696 in 2007, and decreased $612 in 2006 and $1,444 in 2005.

At December 31, 2007, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $16.6 million, which will expire in the years 2016 through 2027.  Such net operating losses are available to offset future taxable income.

NOTE 9 – NET INCOME (LOSS) PER SHARE

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2007	2006	2005
Basic
Net income (loss)	$(2,070)	$1,607	$3,816
Preferred dividends	(952)	(653)	(648)
Net income (loss) available to common Shareholders	$(3,022)	$954	$3,168
Weighted average shares outstanding	8,646,706	8,637,246	8,041,323
Net income (loss) per share	$(0.35)	$0.11	$0.39
Diluted
Net income (loss)	$(2,070)	$1,607	$3,816
Preferred dividends	(952)	(653)	---
Net income (loss) available to commonshareholders	$(3,022)	$954	$3,816
Weighted average shares outstanding	8,646,706	8,637,246	8,041,323
Effect of dilutive securities:
Employee stock options	---	406,807	291,547
Convertible preferred stock	---	---	2,175,974
Warrants	---	236,236	31,547
Dilutive potential common shares	8,646,706	9,280,289	10,540,391
Net income (loss) per share	$(0.35)	$0.10	$0.36

For the years ended December 31, 2007, 2006 and 2005, options to purchase 1,453,000, 873,000 and 1,019,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the years ended December 31, 2007 and 2006, the preferred series stock were not included in the computation of dilutive net income (loss) per share because the effect would be anti-dilutive.

For the years ended December 31, 2006 and 2005 warrants to purchase 300,000 shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company.  The Company made discretionary matching contributions to the 401(k) plan totaling $217 and $218 in 2007 and 2006, respectively.  The Company elected not to match in 2005.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value.  The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended, and the 765,000 shares of common stock funding the Plan have been registered on Form S-8.  The Purchase Plan has been suspended and no shares were issued in 2007, 2006 or 2005.

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

The Company also leases various equipment under operating leases expiring over a period of four years.

Future minimum lease payments for all non-cancelable operating leases at December 31, 2007 are as follows:

2008	$ 1,278
2009	1,036
2010	898
2011	125
Thereafter	---
$ 3,337

Rental expense for operating leases totaled approximately $1,372, $1,361 and $1,577 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

    In February of 2007 the Company agreed to make monthly payments of $15.7 commencing in March 2007 to FGC in settlement of the litigation.  The last payment was made in December 2007.  One of the Company’s directors is affiliated with FGC.

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

An entity controlled by a Director of the Company occupies approximately 1,000 square feet of the office space in our Sarasota facility.  The annual rent for this space was approximately $8 per year for 2007, 2006 and 2005.

During 2005 the Company borrowed $250 from an entity controlled by this same director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008.  The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.  As of December 31, 2007 the balance was $348.

The Company leases two vehicles from another entity controlled by this director.  Monthly costs are $3 and are due through October 2010.

In addition, the spouse of the same director is employed by the Company in an administrative capacity at a salary of $35 per year.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 - SEGMENT INFORMATION

For the years ended December 31, 2007, 2006 and 2005, the Company’s operations were classified into the following reportable segments:  Teltronics, Teltronics S.A. de C.V., (Mexico) and Teltronics Limited (UK).

The accounting policies of the segments are the same. Company management evaluates performance based on segment income (loss), which is net income (loss) before income taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Years ended December 31,
	2007	2006	2005
Net Sales
Teltronics	$38,790	$44,418	$43,876
Mexico	260	469	255
UK	1,581	2,004	1,980
Total net sales	$40,631	$46,891	$46,111
Depreciation, Amortization and Impairment
Teltronics	$386	$526	$3,060
Mexico	2	2	4
UK	52	46	77
Total depreciation and amortization	$440	$574	$3,141
Interest and Financing Costs
Teltronics	$1,943	$1,449	$1,269
Mexico	5	---	---
UK	---	---	(6)
Total interest and financing costs	$1,948	$1,449	$1,263
Segment Income (Loss)
Teltronics	$(1,747)	$1,537	$(943)
Mexico	(19)	(29)	(124)
UK	(311)	137	236
Subtotal	$(2,077)	$1,645	(831)
Non-operating gain	---	---	4,689
Income before income taxes	$(2,077)	$1,645	$3,858
Segment Assets
Teltronics	$16,670	$15,150	$15,426
Mexico	29	28	95
UK	1,334	1,514	1,459
Total segment assets	$18,033	$16,692	$16,980
Acquisition of Property and Equipment
Teltronics	$530	$369	$266
Mexico	---	---	---
UK	4	10	---
Total acquisition of property and equipment	$534	$379	$266

Information on major customers is discussed in the Summary of Significant Accounting Policies.  All material assets are located in the United States.  It is impracticable for the Company to provide segment information by product.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 – SUBSEQUENT EVENTS

On December 19, 2007, Teltronics Direct, Inc. (“TDI”) a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement to acquire substantially all of the assets of FMG Ventures, LLC and JC Ventures, LLC, (”collectively the “Sellers”).  The Sellers are local interconnect resellers and provide support of small to medium size telephone switches in the Tampa to Naples, Florida area.

On January 18, 2008, TDI closed the acquisition of substantially all of the assets of the Seller in exchange for $200 cash and possible future payments based on the net earnings of TDI for a period of five years.  TDI also issued seven and one-half shares to each of the Sellers two principals, representing a fifteen percent aggregate ownership in TDI.

TDI also agreed to employ the two principals on a salary and commission basis for a period of five years, subject to termination under certain conditions.

On January 18, 2008, the Company sold all of its assets related to the Telident 911 Solutions line of products to Amcom Software, Inc. (“Amcom”) for a purchase price of $1,750 and the assumption by Amcom of certain liabilities.

The assets sold to Amcom included in the accompanying balance sheet at December 31, 2007 were $117 of net receivables, $46 of net inventory, fully depreciated fixed assets with a cost of $391 and other assets with an amortized cost of $235.  Amcom assumed $17 of accounts payable and $402 of other liabilities.

The product line generated $2,222 in sales which yielded $1,555 in gross margins in 2007.  The sales and marketing costs associated with the product line was $711 in 2007.  These are the only operating expenses that will assumed by Amcom in the future.  The product line generated operating profits of $0.10 per share in 2007.  The Company’s backlog at December 31, 2007 included $445 associated with this sale.

The purchase agreement provides for $175 of the purchase price to be deposited into an escrow account to provide Amcom with limited rights to obtain payment for claims made under the indemnity provisions of the agreement.

The Company’s Revolving Credit Term Loan and Security Agreement stipulates that a portion of the net proceeds on the sale of the Telident product line be used to reduce the term loan.  Had this sale occurred at December 31, 2007, the outstanding term loan balance would have been $4,549 as a result of this prepayment and the availability under the revolver would have been $2,608.

On February 21, 2008, the Series C shareholder agreed to defer the demand for payment of the $2,200 of accrued but unpaid dividends until April 30, 2009.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE  -  None.

ITEM 9A(T).      CONTROLS AND PROCEDURES

    The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ASSESSMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART  III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names and positions of all directors and executive officers of the Company.

Name	Position

Ewen R. Cameron	Director, President, Chief Executive Officer and Assistant Secretary
Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Norman R. Dobiesz	Director and Senior Vice President Business Development
Richard Begando	Executive Vice President, Sales and Marketing
Duncan Anderson	Managing Director, Teltronics Limited, UK
Gregory G. Barr	Director (1)
Richard L. Stevens	Director (1)(3)
Peter Friedmann	Director (2)
________________
(1)           Audit Committee Members
(2)           Appointed by holder of Series B Preferred stock in October 2005
(3)           Financial Expert

The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

    Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994.  Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992.  From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 33 years in the computer and telecommunications industry.

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

    Duncan Anderson, Managing Director of Teltronics Limited, joined Teltronics in 2001 to handle the sale of Teltronics products in the UK and Western Europe. He has held senior positions in management and sales for a number of other computer and telecom companies for the last 21 years.

    Gregory G. Barr is currently Area President of Orion Bank (formerly known as Gulf Coast National Bank), Fort Myers, Florida.  Prior to that, Mr. Barr was employed as Senior Vice President, Senior Lender for SouthTrust Bank.  From 1987 to 1997 Mr. Barr was employed by Barnett Bank, Inc. as Senior Vice President and Commercial Banking Manager for Manatee County.  Mr. Barr has experience in Commercial Banking, Finance, Accounting and Capital Markets transactions. He is a graduate of Salem State College, Salem, Massachusetts holding a Bachelor of Science in accounting.  Mr. Barr has served as a Director of the Company since June 4, 1999.  Mr. Barr meets the definition of an independent director as defined by the NASD’s listing standard.

    Richard L. Stevens, CPA, provides tax compliance and consulting services to clients in a variety of industries.  Mr. Stevens also serves as Chief Financial Officer of Avalon Global Group, Inc., a holding company with operating subsidiaries in car rental, franchising and technology solutions for the travel industry located in St. Petersburg, Florida.  From 1984 to 2000, Mr. Stevens held various management positions with the international accounting firms of Grant Thornton, LLP, Coopers & Lybrand and KPMG Peat Marwick.  He has experience in taxation, accounting, capital transactions and mergers and acquisitions.  Mr. Stevens holds a B.S. in Business Administration from the University of Louisville and is a Certified Public Accountant.  Mr. Stevens meets the definition of an independent director as defined by the NASD’s listing standards, and qualifies as a “financial experts” in accordance with SEC regulations.

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

Code of Ethics

We have a Code of Ethics that applies to our chief executive officer and senior financial and accounting officers.  On November 9, 2007, the Company also adopted a Code of Ethics that applies to our board of directors.  Both codes are available without charge upon request by contacting our Corporate Secretary in writing at, Teltronics, Inc., 2150 Whitfield Industrial Way, Sarasota, Florida 34243.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2007, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

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

Base Compensation

The table below sets forth the base compensation of our named executive officers in 2007.

Table 1 – Summary Compensation During 2007
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Other Annual Compensation (Car/401(k) match//Life Ins)	Total

Ewen R. Cameron President & CEO	2007 2006	$424,038 400,000	--- ---	$9,550 22,789	$433,588 422,789

Russell R. Lee III Vice President Finance, CFO, Secretary & Treasurer	2007 2006	$211,538 204,092	--- ---	$9,800 9,884	$221,338 213,976

Norman R. Dobiesz Senior Vice President Business Development	2007 2006	$424,038 400,000	--- ---	$4,500 17,784	$428,538 417,784

Richard Begando Executive Vice President Sales & Marketing	2007 2006	$155,480 105,990	$185,276 210,955	$9,800 9,884	$350,556 326,829

Duncan Anderson Managing Director Teltronics Limited, UK	2007 2006	$299,595 267,188	--- ---	$27,762 27,760	$327,357 294,945

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

Mr. Anderson has an employment agreement that provides for his compensation and can be terminated by either party with twelve months notice.

Plan Based Compensation

The table below sets forth the grants of plan based compensation during 2007.  The only plan based compensation resulted from sales commission plans.

Table 2 – Grants of Plan-Based Awards During 2007
Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plans
		Threshold	Target	Maximum

Ewen R. Cameron President & CEO	---	---	---	---

Russell R. Lee III Vice President Finance, CFO, Secretary & Treasurer	---	---	---	---

Norman R. Dobiesz Senior Vice President Business Development	---	---	---	---

Richard Begando Executive Vice President Sales & Marketing	1/01/2007	$75,400	$130,498	$185,276 (1)

Duncan Anderson Managing Director Teltronics Limited, UK	---	---	---	---

(1)         Based on 2007 actual payout.

Mr. Begando is the only named executive who has commission based compensation. Commission plans are designed annually by management to incentivize the executive to increase the sale of the products and services that he is responsible for.

Equity Based Compensation

    The Company also periodically issues stock options to key personnel in an effort to keep the employee’s overall compensation tied to shareholder value.  Mr. Cameron makes periodic recommendations to the Company’s Board of Directors, based on employee performance.  The Company’s Board of Directors approves all equity based compensation.

The table below sets forth the number of the Company’s common shares and value thereof of options which vested during 2007.

Table 3 – Option Vesting During 2007
Name and Principal Position	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Ewen R. Cameron President & CEO	30,000	$9,000

Russell R. Lee III Vice President Finance, CFO, Secretary & Treasurer	20,000	$6,000

Norman R. Dobiesz Senior Vice President Business Development	30,000	$9,000

Richard Begando Executive Vice President Sales & Marketing	6,000	$1,800

Duncan Anderson Managing Director Teltronics Limited, UK	10,000	$3,000

The following table shows the outstanding equity awards to named executive officers at December 31, 2007.

Table 4 – Outstanding Equity Awards at December 31, 2007
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested

Ewen R. Cameron	500,000		$1.00	1/2/2011
President & CEO	30,000		$0.36	12/23/2015

Russell R. Lee III	20,000	80,000	$0.36	12/23/2015	80,000	24,000
Vice President Finance,
CFO, Secretary &
Treasurer

Norman R. Dobiesz	30,000		$0.40	12/23/2015
Senior Vice President
Business Development

Richard Begando	5,000		$2.56	9/19/2010
Executive Vice President	24,000	6,000	$0.07	1/3/2013	6,000	1,800
Sales & Marketing

Duncan Anderson	20,000		$1.00	10/05/2011
Managing Director	40,000	10,000	$0.07	1/3/2013	10,000	3,000
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

    Under the 1995 Plan, the Company issued options to purchase 100,000 shares in 2005 to non-executive employees.  The Company cancelled options previously granted to non-executive employees to purchase 203,000 shares of Common Stock in 2005.

In September 2004, the shareholders of the Company ratified the 2005 Incentive Stock Option Plan (“2005 Plan”) which became effective May 1, 2005 and expires September 28, 2014.  The maximum number of shares of common stock authorized under the 2005 Plan is 1,000,000 shares.

    As of December 31, 2007, an aggregate of 750,000 shares of the Company's Common Stock may be issued or transferred to grantees under the 2005 Plan.  If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event.  The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.  The Company has registered all of shares issuable under this plan on Form S-8.

    During 2005, the Company granted options to purchase 75,000 shares to non-executive employees and 200,000 shares to executive employees under the 2005 Plan.

    During 2006, no options to purchase shares of Common Stock were granted by the Company under the 2005 Plan and options to purchase 68,000 shares previously granted to employees were forfeited.

    During 2007, the Company granted options to purchase 10,000 shares to non-executive employees under the 2005 Plan and options to purchase 105,000 shares previously granted to employees were forfeited.

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

    The table below shows director’s compensation for the year ended December 31, 2007.  As with our named executive officers, we did not grant any options to our directors in 2007.

Table 5 – Director’s Compensation During 2007
Name and Principal Position	Fees Earned or Paid in Cash

Gregory G. Barr	$15,000
Director

Richard L. Stevens	$19,000
Director

Peter G. Friedmann	--- (1)
Director

(1)           Mr. Friedmann is appointed by the Preferred Series B shareholder and is not a member of theAudit Committee.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee currently consists of Messrs. Cameron, Dobiesz, Barr and Stevens.  There were no transactions during the year ended December 31, 2007 between the Company and members of the Compensation committee or entities in which they own an interest, other than as disclosed in the sections “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

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
Norman R. Dobiesz
Gregory G. Barr
Richard L. Stevens

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 31, 2008.  Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Directors and Officers

Norman R. Dobiesz 2150 Whitfield Industrial Way Sarasota, Florida 34243	(2)(4)	Common Stock Preferred Series A Stock Preferred Series C Convertible Stock	1,527,191 100,000 28,236	17.66% 100% 70.59%	(3) (10)(11)

Ewen R. Cameron 2150 Whitfield Industrial Way Sarasota, Florida 34243	(2)(4)	Common Stock Preferred Series C Convertible Stock	761,786 11,764	8.81% 29.41%	(5) (10)(11)

Gregory G. Barr P. O. Box 413040 Naples, Florida 34101	(2)	Common Stock	212,000	2.45%	(6)

Richard L. Stevens 19314 Wind Dancer Street Lutz, Florida 33558	(2)	Common Stock	200,000	2.31%

Richard Begando 2150 Whitfield Industrial Way Sarasota, Florida 34243	(4)	Common Stock	43,575.50%		(7)

Russell R. Lee III 2150 Whitfield Industrial Way Sarasota, Florida 34243	(4)	Common Stock	100,000	1.16%	(8)

Duncan Anderson Regent Court, Laporte Way Luton, Bedfordshire LU48AE	(4)	Common Stock	70,000.81%		(9)

Peter G. Friedmann 4850 Keele Street Toronto, Ontario M3J 3K1	(2)	Preferred Series B Convertible Stock	12,625	100%

All Directors and Officers as a Group (8 persons)		Common Stock Preferred Series A Stock	2,914,552 100,000	33.70% 100%
		Preferred Series B Convertible Stock	12,625	100%
		Preferred Series C Convertible Stock	40,000	100%

Greater than 5% Ownership	(10)

FGC Holdings Ltd. 4850 Keele Street Toronto, Ontario M3J 3K1		Preferred Series B Convertible Stock Common Stock	12,625 721,427	100% 8.34%

IHL Investments, LLC 2150 Whitfield Industrial Way Sarasota, Florida 34243	(11)	Preferred Series C Convertible Stock Common Stock	40,000 1,454,545	100% 16.82%

(1)
Does not include an aggregate of 750,000 shares of Common Stock which may be issued upon exercise of incentive stock options which could be granted under the Company's 2005 Incentive Stock Option Plan.

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

(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Includes 530,000 shares of issued stock options.
(6)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Includes 10,000 shares of issued stock options.
(7)	Includes 35,000 shares of issued stock options.
(8)	Includes 100,000 shares of issued stock options.
(9)	Includes 70,000 shares of issued stock options.
(10)	The information concerning the shares attributable to each beneficial owner is based solely on information contained in Section 13D filings each beneficial owner made with the SEC.
(11)
Owned by Harris Corporation prior to March 29, 2007.  Owned by IHL Investments, LLC after March 29, 2007.  Ownership of IHL Investments, LLC was acquired by Messrs. Dobiesz and Cameron on February 5, 2008.

Change of Control

    The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears.  The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

The following table presents information as of December 31, 2007, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	1,203,000	$ 0.76	---
2005 Incentive Stock Option Plan	250,000	0.36	750,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 21, 2005 the Company amended its employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation - Employment Agreements.

    An entity controlled by a Director of the Company occupies approximately 1,000 square feet of the office space in our Sarasota facility.  The annual rent for this space was approximately $8 per year for 2007, 2006 and 2005.

    During 2005 the Company borrowed $250 from an entity controlled by this same director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), are due November 2008.  The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.  As of December 31, 2007 the balance was $348.

The Company leases two vehicles from another entity controlled by this director.  Monthly costs are $3 and are due through October 2010.

    In addition, the spouse of the same director is employed by the Company in an administrative capacity at a salary of $35 per year.

    All of the outstanding shares of the Company’s Series C Preferred Stock are owned by IHL Investments, LLC.  Ownership of IHL Investments, LLC was acquired by two management Directors of the Company on February 5, 2008.  See Current Report on Form 8-K dated February 8, 2008 filed with the SEC on February 8, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Kirkland, Russ, Murphy & Tapp, P.A.:

    Kirkland, Russ, Murphy & Tapp, P.A. were engaged in July 2004 and have served as our registered certified public accounting firm during the years ended December 31, 2005, 2006 and 2007.  The following table summarizes the aggregate fees billed to the Company by Kirkland, Russ, Murphy & Tapp, P.A. for professional services performed in 2007, 2006 and 2005:

Fees	2007	2006	2005
Audit Fees (1)	$155	$ 147	$ 138

1.           Audit Fees.

Fees for audit services billed in 2007, 2006 and 2005 consisted of:
--           Audit of the Company’s annual financial statements for 2007, 2006 and 2005.
--           Reviews of the Company’s quarterly financial statements for 2007, 2006 and 2005.
--           Reviews of Securities and Exchange Commission documents.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants on a case-by-case basis.  The Audit Committee approved 100% of the services performed by Kirkland, Russ, Murphy & Tapp, P.A. in 2007, 2006 and 2005 as identified above.

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

	(3)	See Item 15(c) below.

(b)	Reports on Form 8-K: The Company filed two reports on Form 8-K during the fourth quarter of fiscal year ended December 31, 2007. Information regarding the item reported on is as follows:

	Date	Item Reported On

	November 14, 2007	2.02 Results of Operations and Financial Condition 9.01 Financial Statements and Exhibits
	December 21, 2007	1.01 Entry into a Material Definitive Agreement 9.01 Financial Statements and Exhibits

(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.

(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE  II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts		Writeoffs		Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2007	$365		$(17)	$	---	$	---	$348
Year ended December 31, 2006	217		222		---		(74)	365
Year ended December 31, 2005	290		(43)		---		(30)	217

Reserve for slow-moving inventories:

Year ended December 31, 2007	$1,185		$85	$	---		$(201)	$1,069
Year ended December 31, 2006	989		454		---		(258)	1,185
Year ended December 31, 2005	880		214		---		(105)	989

Valuation allowance for deferred tax assets:

Year ended December 31, 2007	$6,742	$	---		$696	$	---	$7,438
Year ended December 31, 2006	7,354		---		(612)		---	6,742
Year ended December 31, 2005	8,798		---		(1,444)		---	7,354

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: March 31, 2008	By:	/s/ Russell R. Lee III
Russell R. Lee III Vice President Finance and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ewen R. Cameron	Director, President and Chief Executive Officer	March 31, 2008
Ewen R. Cameron

/s/ Russell R. Lee III	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	March 31, 2008
Russell R. Lee III

/s/ Norman R. Dobiesz	Director	March 31, 2008
Norman R. Dobiesz

/s/ Gregory G. Barr	Director	March 31, 2008
Gregory G. Barr

/s/ Richard L. Stevens	Director	March 31, 2008
Richard L. Stevens

/s/ Peter G. Friedmann	Director	March 31, 2008
Peter G. Friedmann

 EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
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

10.38	Promissory Note of Teltronics, Inc. in the principal amount of $750,000 dated October 12, 2005 delivered to Tri-Link Technologies Inc. Filed as Exhibit 10.2 to Form 10-Q filed November 14, 2005.
10.39	Promissory Note of Teltronics, Inc. in the principal amount of $250,000 dated October 12, 2005 delivered to Dove Ventures, Ltd. Filed as Exhibit 10.3 to Form 10-Q filed November 14, 2005.
10.40	Amended and Restated Employment Agreement between Teltronics, Inc. and Ewen R. Cameron dated October 21, 2005.
10.41	Amended and Restated Employment Agreement between Teltronics, Inc. and Norman R. Dobiesz dated October 21, 2005.
10.42
Amendment to Revolving Credit, Term Loan and Security Agreement by and among CapitalSource Finance LLC and Teltronics, Inc. dated May 15, 2007.  Filed as Exhibit 10.1 to Form 10-Q filed August 14, 2007.

10.43	Credit Agreement by and among Teltronics, Inc. and Wells Fargo Foothill, Inc. dated May 31, 2007. Filed as Exhibit 10.1 to Form 8-K filed June 4, 2007.
10.44	Security Agreement by and among Wells Fargo Foothill, Inc. and Teltronics dated May 31, 2007. Filed as Exhibit 10.2 to Form 8-K filed June 4, 2007
10.45	Amendment Number One to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated May 31, 2007. Filed as Exhibit 10.2 to Form 10-Q filed August 14, 2007.
10.46*	Employment Agreement between Teltronics Limited and Duncan Anderson dated March 1, 2005.
10.47*	Asset Purchase Agreement dated December 19, 2007 by and among Access Communications, Collier Business Systems, John Mitchell, Chris R. Fickey and Teltronics Direct, Inc.
14.1	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
14.2*	Code of Ethics. Teltronics, Inc. Board of Directors Code of Ethical Business Conduct.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Certified Public Accountants, Kirkland, Russ, Murphy & Tapp, P.A.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.