Form 10-Q
period 2008-03-31
TELTRONICS INC
filed 2008-05-15
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________________ to _____________________________

COMMISSION FILE NUMBER:      0-17893

TELTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2937938
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida 34243
(Address of principal executive offices including zip code)

(941) 753-5000
Issuer's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of May 15, 2008, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 10.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$633	$1,123
Accounts receivable, net of allowance for doubtful accounts	6,231	9,122
Inventories, net	6,158	5,423
Prepaid expenses and other current assets	450	643
Total current assets	13,472	16,311

Property and equipment, net	951	949
Other assets	968	773

Total assets	$15,391	$18,033

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$2,323	$4,029
Current portion of long-term debt	1,536	1,759
Accounts payable	6,496	6,279
Other current liabilities	4,166	4,128
Total current liabilities	14,521	16,195
Long-term liabilities:
Deferred dividends	2,400	2,200
Long-term debt, net of current portion	3,174	4,125
Total long-term liabilities	5,574	6,325

Minority interest	---	---

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,723	24,722
Accumulated deficit and other comprehensive loss	(29,436)	(29,218)
Total shareholders' deficiency	(4,704)	(4,487)

Total liabilities and shareholders' deficiency	$15,391	$18,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2008	2007

Net sales
Product sales and installation	$5,645	$6,657
Maintenance and service	2,682	2,918
	8,327	9,575
Cost of goods sold	5,524	6,071
Gross profit	2,803	3,504
Operating expenses:
General and administrative	1,514	1,390
Sales and marketing	1,339	1,540
Research and development	904	1,140
Depreciation	88	64
	3,845	4,134

Loss from operations	(1,042)	(630)

Other income (expense):
Interest	(326)	(351)
Other	1,421	(47)
Minority interest	38	---
	1,133	(398)
Income (loss) before income taxes	91	(1,028)
Income taxes	4	6
Net income (loss)	$87	$(1,034)
Dividends on Preferred Series B and C Convertible stock	305	163
Net loss available to common shareholders	$(218)	$(1,197)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.14)

Weighted average shares outstanding:
Basic and Diluted	8,647,539	8,644,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2008	2007

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$800	$716

INVESTING ACTIVITIES – NET	1,655	(24)

FINANCING ACTIVITIES:
Net repayments on line of credit	(1,706)	(1,214)
Net principal repayments on loan, notes and capital leases	(1,175)	(96)
Dividends paid on Preferred Series B Convertible Stock	(63)	(63)
Net cash flows used in financing activities	(2,944)	(1,373)

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net decrease in cash and cash equivalents for the period	(490)	(682)

Cash and cash equivalents - Beginning of Period	1,123	794

Cash and cash equivalents - End of Period	$633	$112

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications were made to the 2007 amounts to conform to the 2008 presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The requirements of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

NOTE 2 - ACQUISITIONS

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

As a result of the allocation of the loss included in accompanying consolidated statement of operations the minority interest held by the unaffiliated third parties has been reduced to zero on the accompanying consolidated balance sheets.

TDI also agreed to employ the two principals on a salary and commission basis for a period of five years, subject to termination under certain conditions.

NOTE 3 - DISPOSITIONS

On January 18, 2008, the Company sold certain of its assets related to the Telident 911 Solutions line of products to Amcom Software, Inc. (“Amcom”) for a purchase price of $1,750 and the assumption by Amcom of certain liabilities.  A gain of $1,436 has been recognized as of March 31, 2008 from this disposal and is recorded in other income in the accompanying consolidated statement of operations.

The assets sold to Amcom included in the accompanying balance sheet at December 31, 2007 were $117 of net receivables, $46 of net inventory, fully depreciated fixed assets with a cost of $391 and other assets with an amortized cost of $235.  Amcom assumed $17 of accounts payable and $402 of other liabilities.

The product line generated $2,222 in sales which yielded $1,555 in gross margins in 2007.  The sales and marketing costs associated with the product line was $711 in 2007.  These are the only operating expenses that were assumed by Amcom in the future.  The product line generated operating profits of $0.10 per share in 2007.  The Company’s backlog at December 31, 2007 included $445 associated with this sale.

The purchase agreement provides for $175 of the purchase price to be deposited into an escrow account to provide Amcom with limited rights to obtain payment for claims made under the indemnity provisions of the agreement.

The Company used $718 to pay down the term loan balance as stipulated in the Revolving Credit Term Loan and Security Agreement.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$87	$(1,034)
Foreign currency translation	(1)	(1)
Total comprehensive income (loss)	$86	$(1,035)

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Basic and diluted
Net income (loss)	$87	$(1,034)
Preferred dividends	(305)	(163)
	$(218)	$(1,197)

Weighted average shares outstanding	8,647,539	8,644,161
Net loss per share	$(0.03)	$(0.14)

For the three months ended March 31, 2008 and 2007, options to purchase 1,453,000 and 1,534,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months ended March 31, 2007, warrants to purchase 536,236 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 6 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)

Raw materials	$2,783	$2,670
Work-in-process	988	1,237
Finished goods	2,387	1,516
	$6,158	$5,423

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except shares and per share amounts)

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $1,248 or 13.0% for the three month period ended March 31, 2008 as compared to the same period in 2007.  The overall decrease in net sales for the three month period ended March 31, 2008 was primarily the result of reduced sales in the Intelligent Systems Management market, Telident and the Contract Manufacturing market, offset with increases in the 20-20™ market and other miscellaneous markets.

Gross profit margin for the three month periods ended March 31, 2008 and 2007 was 33.7% and 36.6%, respectively.  The decrease in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $3,845 for the three month period ended March 31, 2008 as compared to $4,134 for the same period in 2007.

General and administrative expenses increased $124 for the three month period ended March 31, 2008 as compared to the same period in 2007.  The net increase for the three month period ended March 31, 2008 was primarily the result of the a $296 increase in compensation and fringe and a $50 increase in provision for bad debt, offset with a $157 reduction in legal expenses, a $50 reduction in professional fees as a result of the finalization in 2007 of the computer system upgrade.

Sales and marketing expenses decreased $201 for the three month period ended March 31, 2008 as compared to the same period in 2007.  The net decrease for the three month period ended March 31, 2008 was primarily a result of a $104 decrease in commissions, a $76 decrease in employee compensation, and a $56 decrease in travel and advertising, offset with a $27 increase in professional fees.

Research and development expenses decreased $236 for the three month period ended March 31, 2008 as compared to the same period in 2007. The net decrease for the three month period ended March 31, 2008 was primarily the result of a $121 decrease in employee compensation and fringe and a $101 decrease in R&D material and equipment.

Other Income (Expense)

Other income was $1,133 for the three month period ended March 31, 2008 as compared to $398 of expense for the same period in 2007.  For the three month period ended March 31, 2008 interest expense decreased $31 based on the debt requirements.  Other income increased $1,466 for the three month period ended March 31, 2008 based on primarily the sale of the Telident line of products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2008 was $800, primarily the result of the decrease in net assets of $1,604, an increase of $433 in liabilities, offset with the net loss and the net non-cash income of $1,237.  The decrease in net assets was primarily from decreases in accounts receivables and prepaids, offset by increases in inventory and other assets.  Liabilities increased $433 primarily from an increase in accounts payables and deferred revenue, offset with a decrease in other expenses and liabilities.  The net loss and the non-cash income of $1,237 was primarily the result of the $1,436 gain recognized on the sale of the Telident line of products.  Net cashflows provided by investing activities for the three months ended March 31, 2008 was $1,655, primarily from the $1,750 proceeds from the sale of the Telident line of products.  Net cashflow used in financing activities for the three months ended March 31, 2008 was $2,944 which was primarily the result of repayments of the line of credit and term loan.

As of March 31, 2008 the Company has cash and cash equivalents of $633 as compared to $1,123 as of December 31, 2007.  Working capital deficiency was $1,049 as of March 31, 2008 compared to a $116 excess as of December 31, 2007.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year.  Consequently, net sales for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

ITEM 4.      CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

PART  II – OTHER INFORMATION

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2008, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $191 which amounts include interest thereon.

ITEM 6(a).                      EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).                      REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the quarter ended March 31, 2007.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

January 23, 2008	Item 1.01: Entry into a Material Definitive Agreement
Item 2.01: Completion of Acquisition or Disposition of Assets
Item 8.01: Other Events
Item 9.01: Financial Statements and Exhibits
February 8, 2008	Item 8.01: Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: May 15, 2008	By:	/s/ EWEN R. CAMERON Ewen R. Cameron President & Chief Executive Officer

Dated: May 15, 2008	By:	/s/ RUSSELL R. LEE III Russell R. Lee III Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2008.