Form 10-Q
period 2008-06-30
TELTRONICS INC
filed 2008-08-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of August 14, 2008, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 12.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$644	$1,123
Accounts receivable, net of allowance for doubtful accounts	3,862	9,122
Inventories, net	4,782	5,423
Prepaid expenses and other current assets	364	643
Total current assets	9,652	16,311

Property and equipment, net	958	949
Other assets	800	773

Total assets	$11,410	$18,033

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$581	$4,029
Current portion of long-term debt	1,502	1,759
Accounts payable	5,661	6,279
Other current liabilities	4,715	4,128
Total current liabilities	12,459	16,195
Long-term liabilities:
Deferred dividends	2,600	2,200
Long-term debt, net of current portion	2,922	4,125
Total long-term liabilities	5,522	6,325

Minority interest	---	---

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,724	24,722
Accumulated deficit and other comprehensive loss	(31,304)	(29,218)
Total shareholders' deficiency	(6,571)	(4,487)

Total liabilities and shareholders' deficiency	$11,410	$18,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales
Product sales and installation	$6,914	$5,119	$12,559	$11,776
Maintenance and service	2,847	2,982	5,529	5,900
	9,761	8,101	18,088	17,676
Cost of goods sold	6,456	5,118	11,980	11,189
Gross profit	3,305	2,983	6,108	6,487
Operating expenses:
General and administrative	1,627	1,009	3,141	2,399
Sales and marketing	1,782	1,529	3,121	3,069
Research and development	915	1,107	1,819	2,247
Depreciation and amortization	260	62	348	126
	4,584	3,707	8,429	7,841

Loss from operations	(1,279)	(724)	(2,321)	(1,354)

Other income (expense):
Interest	(299)	(821)	(625)	(1,172)
Other	(12)	14	1,409	(33)
Minority interest income	---	---	38	---
	(311)	(807)	822	(1,205)
Loss before income taxes	(1,590)	(1,531)	(1,499)	(2,559)
Income taxes	6	6	10	12
Net loss	(1,596)	(1,537)	(1,509)	(2,571)
Dividends on Preferred Series B and C Convertible stock	264	263	569	426
Net loss available to Common shareholders	$(1,860)	$(1,800)	$(2,078)	$(2,997)

Net loss per share:
Basic and diluted	$(0.22)	$(0.21)	$(0.24)	$(0.35)

Weighted average shares outstanding:
Basic and diluted	8,647,539	8,647,539	8,647,539	8,645,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Six Months Ended June 30,
	2008	2007

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,008	$(462)

INVESTING ACTIVITIES – NET	1,557	(191)

FINANCING ACTIVITIES:
Net repayments on line of credit	(3,449)	(2,859)
Net principal borrowings (repayments) on loans, notes and capital leases	(1,283)	3,303
Repayment of loan from related party	(177)	---
Proceeds from issuance of Common stock	---	(1)
Dividends paid on Preferred Series B Convertible stock	(126)	(126)
Net cash flows provided by (used in) financing activities	(5,035)	317

Effect of exchange rate changes on cash	(9)	4

Net decrease in cash and cash equivalents for the period	(479)	(332)

Cash and cash equivalents - Beginning of Period	1,123	794

Cash and cash equivalents - End of Period	$644	$462

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 with an effective date on or after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The requirements of SFAS 157 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

NOTE 2 – LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility is subject to compliance with various financial covenants and borrowing base criteria.  The Company was at variance with these covenants as of May 31, 2008.  However, the Company received an amendment on August 13, 2008 to the credit facility and is in compliance with the amended facility.  The credit facility, as amended, consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The Loan Agreement, as amended, is subject to certain financial covenants.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of June 30, 2008 was $2,294.

The Company has designed plans to increase gross margin and decrease operating cost, as described in the management discussion and analysis section.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility.  Should these plans not meet our objectives the Company may need to raise additional funds through debt or equity offerings.  No adjustments have been made to the Company’s Condensed Consolidated Financial Statements based upon these plans and assumptions.

NOTE 3 - ACQUISITIONS

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

As a result of the allocation of the loss included in the accompanying Condensed Consolidated Statement of Operations, the minority interest held by the unaffiliated third parties has been reduced to zero on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008.

TDI also agreed to employ the two principals on a salary and commission basis for a period of five years, subject to termination under certain conditions.

As part of the Company’s overall review of its operations and a review of TDI’s accumulated losses since the acquisition and low sales volume, it was decided during June 2008 to formulate a plan to cease operation of this subsidiary and as such, the Company recorded a $164 impairment of the customer list in depreciation and amortization, and a $30 reserve to inventory in cost of sales.

NOTE 4 - DISPOSITIONS

On January 18, 2008, the Company sold certain of its assets related to the Telident 911 Solutions line of products to Amcom Software, Inc. (“Amcom”) for a purchase price of $1,750 and the assumption by Amcom of certain liabilities.  A gain of $1,436 has been recognized from this disposal and is recorded in other income in the accompanying Condensed Consolidated Statement of Operations.

The assets sold to Amcom included in the accompanying Condensed Consolidated Balance Sheet at December 31, 2007 were $117 of net receivables, $46 of net inventory, fully depreciated fixed assets with a cost of $391 and other assets with an amortized cost of $235.  Amcom assumed $17 of accounts payable and $402 of other liabilities.

The Company used $718 to pay down the term loan balance as stipulated in the Revolving Credit Term Loan and Security Agreement.

NOTE 5 - COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(1,596)	$(1,537)	$(1,509)	$(2,571)
Foreign currency translation	(8)	5	(9)	4
Total comprehensive loss	$(1,604)	$(1,532)	$(1,518)	$(2,567)

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net loss per share	2008	2007	2008	2007

Basic
Net loss	$(1,596)	$(1,537)	$(1,509)	$(2,571)
Preferred dividends	(264)	(263)	(569)	(426)
	$(1,860)	$(1,800)	$(2,078)	$(2,997)

Weighted average shares Outstanding	8,647,539	8,647,539	8,647,539	8,645,859
Net loss per share	$(0.22)	$(0.21)	$(0.24)	$(0.35)

For the three months ended June 30, 2008 and 2007, options to purchase 1,313,000 and 1,534,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the three months ended June 30, 2007, warrants to purchase 300,000 shares of common stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 7 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$2,623	$2,670
Work-in-process	681	1,237
Finished goods	1,478	1,516
	$4,782	$5,423

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

RESULTS OF OPERATIONS

During June 2008 the Company formulated plans designed to eliminate inefficiencies in its selling, general and administrative, engineering, and service costs by eliminating and consolidating functions, thus reducing personnel.  As part of these plans, in June 2008, the Company recorded a $577 severance charge.  This action should result in an annualized savings of $2,385 and a net savings for the remainder of 2008 of $461.  The Company also recorded a $194 impairment charge against the TDI customer list and TDI inventory.  The severance liability is categorized within accrued expense, and will be paid over the next 12 months.

Net Sales and Gross Profit Margin

Net sales increased $1,660 or 20.5% for the three month period ended June 30, 2008 as compared to the same period in 2007.  Net sales increased $412 or 2.3% for the six month period ended June 30, 2008 as compared to the same period in 2007.  The three month increase is primarily the result of an increase in sales from the 20-20, Contract Services, Contract Manufacturing, and ISM markets, offset with a decrease in sales from the Telident market, which was sold in January of 2008, and other miscellaneous markets.  The six month increase is primarily the result of an increase in sales from the 20-20, Contract Services and miscellaneous other markets, offset with decreases from the ISM, Contract Manufacturing, and Telident markets

Gross profit margin for the three month period ended June 30, 2008 and 2007 was 33.9% and 36.8%, respectively.  Gross profit margin for the six month period ended June 30, 2008 and 2007 was 33.8% and 36.7% respectively.  The decrease in gross profit margin percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $4,584 and $3,707 for the three month period ended June 30, 2008 and 2007, respectively.

General and administrative expenses increased $618 for the three month period ended June 30, 2008 as compared to the same period in 2007.  The change for the three month period ended June 30, 2008 was primarily the result of a $260 charge for severance expense, a $112 increase in compensation and fringe, a $157 increase in professional service, and an $80 increase in telephone expense.

Sales and marketing expenses increased $253 for the three month period ended June 30, 2008 as compared to the same period in 2007.  The net increase for the three month period ended June 30, 2008 was primarily the result of a $168 charge for severance expense, a $55 increase in UK bad debt expense, and a $72 increase in travel and department supplies.

Research and development expenses decreased $192 for the three month period ended June 30, 2008 as compared to the same period in 2007.  The net decrease for the three month period ended June 30, 2008 was primarily the result of a $121 decrease in R&D material and equipment, a $58 decrease in professional services, and an $80 decrease in compensation and fringe, offset with a $92 charge for severance expense.

Depreciation and amortization expense increased $198 for the three month period ended June 30, 2008 as compared to the same period in 2007.  The net increase for the three months ended June 30, 2008 was primarily the result of the $164 write off of the Teltronics Direct, Inc. customer list and additional depreciation associated with new fixed assets.

Operating expenses were $8,429 and $7,841 for the six month period ended June 30, 2008 and 2007, respectively.

General and administrative expenses increased $742 for the six month period ended June 30, 2008 as compared to the same period in 2007.  The net increase for the six month period ended June 30, 2008 was primarily the result of a $260 charge for severance expense, a $406 increase in compensation and fringe, a $97 increase in management professional fees, a $61 increase in telephone expense, and a $60 increase in bad debt expense, offset with a $158 decrease in legal fees.

Sales and marketing expenses increased $52 for the six month period ended June 30, 2008 as compared to the same period in 2007.  The net decrease for the six month period ended June 30, 2008 was primarily the result of a $168 severance charge, and a $49 increase in bad debt expense, offset with a $154 decrease in compensation and fringe.

Research and development expenses decreased $428 for the six month period ended June 30, 2008 as compared to the same period in 2007.  The net decrease for the six month period ended June 30, 2008 was primarily the result of a $222 decrease in R&D material and supplies, a $201 decrease in compensation and fringe, and a $79 decrease in professional service fees, offset with a $92 severance charge.

Depreciation and amortization expense increased $222 for the six month period ended June 30, 2008 as compared to the same period in 2007.  The net increase for the six months ended June 30, 2008 was primarily the result of the $164 impairment of the Teltronics Direct, Inc. customer list and additional depreciation associated with new fixed assets.

Other Income (Expense)

Other income (expense) was ($311) for the three month period ended June 30, 2008 as compared to ($807) for the same period in 2007.  The net decrease in expense for the three month period ended June 30, 2008 was primarily the result of a $531 reduction to debt issuance costs associated with the refinancing completed during the second quarter of 2007 and $9 increase in interest expense based on the loan activity level.

Other income (expense) was $822 for the six month period ended June 30, 2008 as compared to ($1,205) for the same period in 2007.  The net increase in income for the six month period ended June 30, 2008 was primarily the result of the $1,436 gain from the sales of the Telident line of products, and the $531 reduction to debt issuance costs associated with the refinancing completed during the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2008 was $3,008, primarily the result of decrease in net assets of $5,309 and an increase of $147 in liabilities, offset with the net loss and the non-cash income of $2,448.  The decrease in net assets was primarily from the decreases in accounts receivables, inventory, and prepaids, offset by an increase in other assets.  Liabilities increased primarily from an increase in accrued expenses and deferred revenue, offset with a decrease in accounts payable.  The net loss and the non-cash income of $2,448 was primarily the result of the $1,436 gain recognized on the sales of the Telident line of products and the $1,509 loss.  Net cashflow provided by investing activities for the six months ended June 30, 2008 was $1,557, primarily from the $1,750 proceeds from the sale of the Telident line of products.  Net cashflow used in financing activities for the six months ended June 30, 2008 was $5,035 which was primarily the result of repayments to the line of credit and term loan.

As of June 30, 2008 the Company has cash and cash equivalents of $644 as compared to $1,123 as of December 31, 2007.  Working capital deficiency was $2,807 as of June 30, 2008 compared to a $116 excess as of December 31, 2007.

The Company has designed plans to increase gross margin and decrease operating cost, as described in Results of Operations.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility.  Should these plans not meet our objectives the Company may need to raise additional funds through debt or equity offerings.  No adjustments have been made to the Company’s condensed Consolidated Financial Statements based upon these plans and assumptions.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the fourth and first quarters of each calendar year.  Consequently, net sales for the fourth and first quarters of each calendar year are typically not as strong as results during the other quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company.

PART  II – OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2008, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $191 which amounts include interest thereon.

ITEM 6(a).                      EXHIBITS

10	Amendment Number Two to Credit Agreement dated August 13, 2008 between Wells Fargo Foothill, Inc. and Teltronics, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).                      REPORTS ON FORM 8-K

The Company filed a report on Form 8-K/A during the quarter ended June 30, 2008.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

April 2, 2008	Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: August 14, 2008	By:	/s/ EWEN R. CAMERON Ewen R. Cameron President & Chief Executive Officer

Dated: August 14, 2008	By:	/s/ CAROL A. HARKINS
Carol A. Harkins Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10*	Amendment Number Two to Credit Agreement dated August 13, 2008 between Wells Fargo Foothill, Inc. and Teltronics, Inc.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2008.