Form 10-Q
period 2008-09-30
TELTRONICS INC
filed 2008-11-12
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2008

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

As of November 12, 2008, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 12.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$785	$1,123
Accounts receivable, net of allowance for doubtful accounts	4,703	9,122
Inventories, net	4,604	5,423
Prepaid expenses and other current assets	614	643
Total current assets	10,706	16,311

Property and equipment, net	894	949
Other assets	773	773

Total assets	$12,373	$18,033

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$2,791	$4,029
Current portion of long-term debt	1,450	1,759
Accounts payable	6,270	6,279
Other current liabilities	3,279	4,128
Total current liabilities	13,790	16,195
Long-term liabilities:
Deferred dividends	2,800	2,200
Long-term debt, net of current portion	2,612	4,125
Total long-term liabilities	5,412	6,325

Minority interest	---	---

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,724	24,722
Accumulated deficit and other comprehensive loss	(31,562)	(29,218)
Total shareholders' deficiency	(6,829)	(4,487)

Total liabilities and shareholders' deficiency	$12,373	$18,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales
Product sales and installation	$5,097	$8,985	$17,656	$20,761
Maintenance and service	2,999	2,721	8,528	8,621
	8,096	11,706	26,184	29,382
Cost of goods sold	4,954	7,194	16,934	18,383
Gross profit	3,142	4,512	9,250	10,999
Operating expenses:
General and administrative	851	1,195	3,992	3,594
Sales and marketing	1,194	1,584	4,315	4,653
Research and development	622	947	2,441	3,193
Depreciation and amortization	92	64	440	191
	2,759	3,790	11,188	11,631

Income (loss) from operations	383	722	(1,938)	(632)

Other income (expense):
Interest	(299)	(379)	(924)	(1,552)
Other	(3)	(27)	1,406	(59)
Minority interest income	---	---	38	---
	(302)	(406)	520	(1,611)
Income (loss) before income taxes	81	316	(1,418)	(2,243)
Income taxes	6	6	16	18
Net income (loss)	75	310	(1,434)	(2,261)
Dividends on Preferred Series B and C Convertible stock	263	263	832	689
Net income (loss) available to Common shareholders	$(188)	$47	$(2,266)	$(2,950)

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.26)	$(0.34)
Diluted	$(0.02)	$0.01	$(0.26)	$(0.34)

Weighted average shares outstanding:
Basic	8,647,539	8,647,539	8,647,539	8,646,425
Diluted	8,647,539	9,064,142	8,647,539	8,646,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Nine Months Ended September 30,
	2008	2007

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,468	$(791)

INVESTING ACTIVITIES – NET	1,524	(347)

FINANCING ACTIVITIES:
Net repayments on line of credit	(1,238)	(1,523)
Net principal borrowings (repayments) on loans, notes and capital leases	(1,646)	2,948
Repayment of loan from related party	(177)	---
Dividends paid on Preferred Series B Convertible stock	(189)	(189)
Net cash flows provided by (used in) financing activities	(3,250)	1,236

Effect of exchange rate changes on cash	(80)	4

Net increase (decrease) in cash and cash equivalents for the period	(338)	102

Cash and cash equivalents - Beginning of Period	1,123	794

Cash and cash equivalents - End of Period	$785	$896

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 2 – LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended in August 2008, is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these covenants as of September 30, 2008.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of September 30, 2008 was $773.

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  We have incurred year to date operating losses and have limited available cash.  The Company has designed plans to increase gross margin and decrease operating cost, as described in the management discussion and analysis section.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility.  Should these plans not meet our objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to us.  If the Company is unable to increase sales, lower costs, or raise additional funds this will have a material adverse effect on our business.  No adjustments have been made to the Company’s Condensed Consolidated Financial Statements based upon these plans and assumptions.

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

As part of the Company’s overall review of its operations and a review of TDI’s accumulated losses since the acquisition and low sales volume, it ceased operation of this subsidiary and as such, the Company recorded a $164 impairment of the customer list in depreciation and amortization, and a $30 reserve to inventory in cost of sales.  The Company ceased operations of TDI during August 2008 and disposed of its remaining assets.

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

The Company used $718 to pay down the term loan balance as stipulated in the Revolving Credit Term Loan and Security Agreement.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$75	$310	$(1,434)	$(2,261)
Foreign currency translation	(71)	---	(80)	4
Total comprehensive income (loss)	$4	$310	$(1,514)	$(2,257)

NOTE 6 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net loss per share	2008	2007	2008	2007

Basic
Net income (loss)	$75	$310	$(1,434)	$(2,261)
Preferred dividends	(263)	(263)	(832)	(689)
	$(188)	$47	$(2,266)	$(2,950)

Weighted average shares Outstanding	8,647,539	8,647,539	8,647,539	8,646,425
Net income (loss) per share	$(0.02)	$0.01	(0.26)	$(0.34)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net loss per share	2008	2007	2008	2007

Diluted
Net income (loss)	$75	$310	$(1,434)	$(2,261)
Preferred dividends	(263)	(263)	(832)	(689)
	$(188)	$47	$(2,266)	$(2,950)

Weighted average shares Outstanding	8,647,539	9,064,142	8,647,539	8,646,425
Net income (loss) per share	$(0.02)	$0.01	(0.26)	$(0.34)

For the three months ended September 30, 2008 and 2007, options to purchase 1,251,000 and 818,000 shares of common stock, respectively, and for the nine months ended September 30, 2008 and 2007, options to purchase 1,251,000 and 1,474,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 7 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$2,316	$2,670
Work-in-process	744	1,237
Finished goods	1,544	1,516
	$4,604	$5,423

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

RESULTS OF OPERATIONS

During the third quarter the Company implemented plans designed to eliminate inefficiencies in its selling, general and administrative, engineering, and service costs by eliminating and consolidating functions, thus reducing personnel.  This action should result in an annualized savings of $2,385 and a net savings for the remainder of 2008 of $230.

Net Sales and Gross Profit Margin

Net sales decreased $3,610 or 30.8% for the three month period ended September 30, 2008 as compared to the same period in 2007.  Net sales decreased $3,198 or 10.9% for the nine month period ended September 30, 2008 as compared to the same period in 2007.  The three month decrease is primarily the result of decreases in sales from the 20-20, Contract Manufacturing, and ISM markets, and from the Telident market which was sold in January of 2008, offset with increases in Contract Services and other miscellaneous markets.  The nine month decrease is primarily the result of decreases in sales from the 20-20, Contract Manufacturing, and ISM markets, and from the Telident market, which was sold in January of 2008 offset with increases in Contract Services and other miscellaneous markets.

Gross profit margin for the three month period ended September 30, 2008 and 2007 was 38.8% and 38.5%, respectively.  Gross profit margin for the nine month period ended September 30, 2008 and 2007 was 35.3% and 37.4% respectively.  The decrease in gross profit margin percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $2,759 and $3,790 for the three month period ended September 30, 2008 and 2007, respectively.

General and administrative expenses decreased $344 for the three month period ended September 30, 2008 as compared to the same period in 2007.  The change for the three month period ended June 30, 2008 was primarily the result of a $148 decrease in compensation and fringe, and a $193 decrease in provision for bad debt.

Sales and marketing expenses decreased $390 for the three month period ended September 30, 2008 as compared to the same period in 2007.  The net decrease for the three month period ended September 30, 2008 was primarily the result of a $180 decrease in UK bad debt expense, a $91 decrease in commissions, and a $90 decrease in travel and department supplies.

Research and development expenses decreased $325 for the three month period ended September 30, 2008 as compared to the same period in 2007.  The net decrease for the three month period ended September 30, 2008 was primarily the result of a $209 decrease in compensation and fringe and a $115 decrease in R&D material and equipment.

Depreciation and amortization expense increased $28 for the three month period ended September 30, 2008 as compared to the same period in 2007.  The net increase for the three months ended September 30, 2008 was primarily the result of the additional depreciation associated with new fixed assets.

Operating expenses were $11,188 and $11,631 for the nine month period ended September 30, 2008 and 2007, respectively.

General and administrative expenses increased $398 for the nine month period ended September 30, 2008 as compared to the same period in 2007.  The net increase for the nine month period ended September 30, 2008 was primarily the result of a $260 charge for severance expense, a $250 increase in compensation and fringe, a $169 increase in management professional fees, and a $71 increase in telephone expense, offset with a $132 decrease in bad debt expense, a $169 decrease in legal fees and a $38 decrease in business insurance.

Sales and marketing expenses decreased $338 for the nine month period ended September 30, 2008 as compared to the same period in 2007.  The net decrease for the nine month period ended September 30, 2008 was primarily the result of a $243 decrease in commission expense, $131 decrease in foreign provision for bad debt, $75 decrease in travel and department expenses, and a $50 decrease in compensation, offset with a $167 severance charge.

Research and development expenses decreased $752 for the nine month period ended September 30, 2008 as compared to the same period in 2007.  The net decrease for the nine month period ended September 30, 2008 was primarily the result of a $418 decrease in compensation and fringe, a $416 decrease in R&D material and supplies, offset with a $102 severance charge.

Depreciation and amortization expense increased $249 for the nine month period ended September 30, 2008 as compared to the same period in 2007.  The net increase for the nine months ended September 30, 2008 was primarily the result of the $164 impairment of the Teltronics Direct, Inc. customer list and additional depreciation associated with new fixed assets.

Other Income (Expense)

Other income (expense) was ($302) for the three month period ended September 30, 2008 as compared to ($406) for the same period in 2007.  The net decrease in expense for the three month period ended September 30, 2008 was primarily the result of an $80 reduction to interest expense based on the loan activity level.

Other income (expense) was $520 for the nine month period ended September 30, 2008 as compared to ($1,611) for the same period in 2007.  The net increase in income for the nine month period ended September 30, 2008 was primarily the result of the $1,436 gain from the sale of the Telident line of products, the $531 reduction to debt issuance costs associated with the refinancing completed during the second quarter of 2007 and an $96 reduction to interest expense based on the loan activity level.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2008 was $1,468, primarily the result of a decrease in net assets of $4,640 and a decrease of $680 in liabilities, offset with the net loss and the non-cash income of $2,491.  The decrease in net assets was primarily from the decreases in accounts receivables and inventory, offset by an increase in prepaids and other assets.  Liabilities decreased primarily from a decrease in accounts payable and accrued expenses, offset with an increase in deferred revenues.  The net loss and the non-cash income of $2,491 was primarily the result of the $1,436 gain recognized on the sales of the Telident line of products and the $1,434 loss.  Net cashflow provided by investing activities for the nine months ended September 30, 2008 was $1,524, primarily from the $1,750 proceeds from the sale of the Telident line of products.  Net cashflow used in financing activities for the nine months ended September 30, 2008 was $3,250 which was primarily the result of repayments to the line of credit and term loan.

As of September 30, 2008 the Company has cash and cash equivalents of $785 as compared to $1,123 as of December 31, 2007.  Working capital deficiency was $3,084 as of September 30, 2008 compared to a $116 excess as of December 31, 2007.

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  We have incurred year to date operating losses and have limited available cash.  The Company has designed plans to increase gross margin and decrease operating cost, as described in Results of Operations.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility.  Should these plans not meet our objectives, the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to us.  If the Company is unable to increase sales, lower costs, or raise additional funds this will have a material adverse effect on our business.  No adjustments have been made to the Company’s condensed Consolidated Financial Statements based upon these plans and assumptions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company.

PART  II – OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2008, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $191 which amounts include interest thereon.

ITEM 6(a).            EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).       REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the quarter ended September 30, 2008.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

July 7, 2008	Item 5.02:	Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements or Certain Officers.
August 26, 2008	Item 1.01:	Entry into a Material Definitive Agreement;
	Item 2.01:	Completion of Acquisition or Disposition of Assets; and
	Item 9.01:	Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: November 12, 2008	By:	/s/ Ewen R. Cameron
Ewen R. Cameron President & Chief Executive Officer

Dated: November 12, 2008	By:	/s/ Carol A. Harkins
Carol A. Harkins Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2008.