Form 10-K
period 2008-12-31
TELTRONICS INC
filed 2009-04-14
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value on the OTC Bulletin Board of the Registrant's common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics' most recently completed second fiscal quarter (June 30, 2008), was approximately $974,608.  For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

As of April 9, 2009, 8,647,539 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index appears on pages 59.

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

The Company's operations are classified into three reportable segments, Teltronics, Inc., Teltronics Limited (“UK”) and Mexico.  During 2008 the Company closed the Mexico segment.  This segment’s closing does not indicate a discontinuation of the Mexico business.  Existing business and new business within Mexico will be handled by United States personnel.  Operating segment data for 2008, 2007 and 2006 are summarized in Note 13 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

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

With an increased focus on service level agreements in support of reduced downtime and improved end user productivity, Service Level Management has significantly grown in importance.   Service providers and enterprises must be able to predict and prevent problems in order to ensure service quality and delivery.  With this objective in mind, Teltronics has expanded its ISM product line to include monitoring and management for critical resources such as VoIP, servers, databases and applications.  The expanded suite of ISM products is named Intelligent Service Level Management (“iSLM”).  iSLM enables service providers and enterprises to proactively manage a wider variety of environments than ever before, including traditional PBXs, IP telephony, IT infrastructure and application performance.  The iSLM product line consists of a centralized management system, IRISnGEN®, and three intelligent remote agents offering unique monitoring capabilities, NET-PATH®, VQProbe™ and NimBUS to provide a comprehensive Alarm Management and Service Level Management solution.

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

iSLM VQProbe.  VQProbe is a high performance, standards-based, non-intrusive call quality monitoring and diagnostic agent that integrates directly into the ISM/iSLM suite of products.  It provides real-time visibility of network performance, detection of transient problems and comprehensive diagnostic data.  VQProbe collects voice quality data transmitted in an RTCP-XR stream or measures key characteristics of the packet voice stream (RTP packets) and calculates real-time performance data used to detect, characterize and report transient problems.  It provides detailed information on the severity and distribution of packet loss and discards due to jitter and other essential diagnostic data. Most importantly, VQProbe is able to detect the transient IP problems and assess their effects on call quality.

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

OmniWorks may be deployed in small call centers with only a few agents or call handlers, or it may be used in large, complex applications with hundreds of agents.  OmniWorks integrates with the Cerato® product line and is available to any of the Company's distribution partners with support from its professional services group; however, the target market is larger users with sophisticated IT requirements and infrastructures.

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

The LE consists of a common control shelf that is housed in one cabinet with redundant common equipment.  As with the ME, the interface units are located in the high density expansion shelf, mid density expansion shelves and low density expansion shelves.  Any combination of expansion shelves can extend up to 9,216 ports.

As with the 20-20, these switching products may be configured for fully redundant common control when system availability is critical, such as in large call centers or critical government applications.  As an example, a variant of the 20-20 is used in FAA ground-to-air and ground-to-ground applications where down time must be in the order of less than 5 seconds in a year.  Known for its robust computer-telephony interface, the Teltronics Switching Systems have been used by systems integrators throughout the world for large custom applications as well as "local dial tone" in small central office applications.

CERATO Vision® IP (“VIP”). The Cerato VIP is a highly reliable, cost effective option for businesses requiring basic calling features but want the cost savings associated with a converged voice and data network.  It operates as a stand alone phone system as well as a remote phone system which integrates with the Cerato ME or LE.  The Cerato VIP family of products supports terminations to traditional Digital and Analog Public Switched Telephone Network (“PSTN”) as well as VoIP networks.  It is available in a number of platforms that support 128 Direct VoIP terminations, T1/E1 Digital trunks, 8, 24 or 32 Analog Subscribers, 4 or 8 Analog LS trunks and includes an embedded SIP server.

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

Electronic Manufacturing Services

     Teltronics provides electronic manufacturing services for companies in the telecommunications, industrial control, test and measurement and other computer-related industries.  Services include design and test ability reviews, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified to ISO 9001:2000.  The manufacturing facility is also UL registered. Through our quality certifications, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

Teltronics' current manufacturing capacity should allow for increased growth of the Company's existing product lines and accommodate an increase in electronic manufacturing services business.

Trademarks, Patents and Copyrights

     'We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others.  We believe that we have direct intellectual property rights covering substantially all our material technologies.  We currently hold a world-wide, non-exclusive, fully paid-up license to make, use and sell the inventions under approximately 30 U.S patents and numerous international patents and patent applications relating to the 20-20 digital switching product line.  We consider the patents relating to our digital switching products to be the most important to our business.  The U.S. patents relating to the 20-20 digital switching systems expire on various dates between 2008 and 2020.  We have approximately 25 registered trademarks in the United States, of which we consider the 20-20 and the SEBea to be our most valuable.  We license some technology from third parties that we use in providing manufacturing services to our customers.  We believe that such licenses are generally available on commercial terms from a number of licensors.  Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

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

Backlog

The Company's backlog at December 31, 2008 was approximately $17,181, as compared to $12,374 at December 31, 2007.  The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements.  Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

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

	Years Ended December 31,
	2008	2007	2006

New York City Department of Education	30%	24%	22%
Nielsen Media Research	7%	11%	8%

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

Research and Product Development

The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products.  The Company's research and development expenditures during the fiscal years ended December 31, 2008, 2007 and 2006 were $3,150, $4,127 and $4,108, respectively.

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

Employees

As of December 31, 2008, the Company had 175 employees.

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

In February of 2007 the Company agreed to make monthly payments of $15.7 commencing in March 2007 in settlement of litigation over attorney fees associated with previous litigation with FGC Holdings Ltd. (“FGC”).  The last payment was made in December 2007.  One of the Company’s directors is affiliated with FGC.

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

	COMMON STOCK
	2008		2007
	High	Low	High	Low
PERIOD

1st Quarter	$0.34	$0.30	$0.57	$0.35
2nd Quarter	0.33	0.17	0.77	0.42
3rd Quarter	0.21	0.10	0.72	0.35
4th Quarter	0.12	0.03	0.50	0.30

On April 9, 2009, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.03 per share.  As of April 9, 2009, there were approximately 428 shareholders of record of the Company's common stock.

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

The Company has 12,625 shares of Preferred Series B Convertible stock outstanding at December 31, 2008 and 2007.  The Preferred Series B Convertible stock provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares.  The Company has the right, but not the obligation, to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director which has been exercised by the holder.

The Company has 40,000 shares of Preferred Series C Convertible stock outstanding at December 31, 2008 and 2007.  The Preferred Series C Convertible stock, which is owned by an entity controlled by the Company’s Director and Executive Vice President of Business Development, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series C Convertible stock has the right, but not the obligation, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment.  The Company has the right to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock as compared to the cumulative total return for the Nasdaq Stock Market Total Return Index – US Companies, and the Nasdaq Stock Market – Telecommunications Stock Index.  The Stock Performance Graph assumes $100 was invested in the stock or the index on December 31, 2003 and assumes that no dividends were paid.

Five Year Cumulative Total Return Chart
(Per $100 Invested)

	2003	2004	2005	2006	2007	2008
Teltronics, Inc.	100	106	86	67	59	6
NASDAQ Stock Market – US Companies	100	109	110	121	132	77
NASDAQ Stock Market – Telecommunications Stock	100	108	100	128	140	80

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

	2008	2007	2006	2005	2004
Statement of Operations Data:

Net sales	$34,638	$40,631	$46,891	$46,111	$46,046
Gross profit	11,442	15,448	19,311	18,178	17,543
Recurring operating expense	14,550	15,441	16,198	16,182	16,707
Impairment of fixed assets	---	---	---	1,583	---
Impairment of goodwill and intangible assets	169	---	---	---	---
Total operating expenses	14,719	15,441	16,198	17,765	16,707
Income (loss) from operations	(3,277)	7	3,113	413	836
Other income (expense):
Interest	(1,402)	(1,948)	(1,449)	(1,283)	(1,631)
Non-operating gain (loss)	1,407	(136)	(19)	4,728	1,341
Total other income (expense)	5	(2,084)	(1,468)	3,445	(290)

Net income (loss)	$(3,281)	$(2,070)	$1,607	$3,816	$539
Net income (loss) available to common shareholders	$(4,376)	$(3,022)	$954	$3,168	$(85)

Net income (loss) per share:
Basic	$(0.51)	$(0.35)	$0.11	$0.39	$(0.01)
Diluted	$(0.51)	$(0.35)	$0.10	$0.36	$(0.01)

Shares used to compute amount:
Basic	8,647,539	8,646,706	8,637,246	8,041,323	7,831,051
Diluted	8,647,539	8,646,706	9,280,289	10,540,391	7,831,051
Balance Sheet Data:
Working capital (deficiency)	$(4,935)	$116	$798	$(326)	$(2,922)
Total assets	12,644	18,033	16,692	16,980	16,424
Line of credit, current portion of long-term debt and capital lease obligations	5,731	5,788	6,228	5,967	4,831
Long-term debt and capital lease obligations, less current portion	2,214	4,125	2,366	3,081	7,885
Total shareholders' deficiency	$(9,126)	$(4,487)	$(1,452)	$(2,586)	$(6,044)

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Maintenance and Service.    Revenues from support and maintenance activities are recognized ratably over the term of the maintenance period and the unrecognized portion is included in deferred revenue.  Costs from support and maintenance activities are recognized when the related revenues are recognized or when those costs are incurred, whichever occurs first.

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

Impairments

If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value in accordance with FASB 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under FASB No. 142, “Goodwill and Other Intangible Assets.”

Inventory obsolescence

Inventories are stated at the lower of cost or market.  In the electronics and telecommunications industry technology changes rapidly and, accordingly, a considerable amount of judgment is used when evaluating inventories for the level of obsolescence.

Results of Operations

The following tables set forth certain data, expressed as a percentage of revenue, from the consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Gross profit	33.0	38.0	41.2
Recurring operating expense	42.0	38.0	34.6
Impairment of fixed assets	0.5	---	---
Total operating expenses	42.5	38.0	34.6
Income (loss) from operations	(9.5)	0.0	6.6

Other income (expense):
Interest	(4.0)	(4.8)	(3.1)
Non-operating gain (loss)	4.0	(0.3)	0.0

Total other income (expense)	0.0	(5.1)	(3.1)

Income (loss) before income taxes	(9.5)	(5.1)	3.5

Provision for income taxes	0.0	0.0	0.1
Net income (loss)	(9.5)%	(5.1)%	3.4%

The following is a discussion of results of operations for each of the three years ended December 31, 2008, 2007 and 2006.  The discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales and Gross Profit Margin (in thousands)

Net sales decreased $5,993 or 14.7% for the year ended December 31, 2008 as compared to the same period in 2007.  Net sales decreased $6,260 or 13.3% for the year ended December 31, 2007 compared to the same period in 2006.

The decrease in net sales for the year ended December 31, 2008 was primarily a result of a decrease of $5,684 in net sales from the US, a decrease of $49 in net sales from UK subsidiary, and a $260 decrease in net sales from the Mexico subsidiary.  The overall decrease in net sales for the year ended December 31, 2008 was a result of the combination of reduced sales in 20-20 by $1,839 resulting from a delay in systems installations in one of Teltronics’ largest customers, ISM by $1,000 due to lower sales volume of product upgrades and installs, EMFG sales of $1,157 due the completion of a few large project contracts in 2007 which were replaced but delayed to 2009 and other reductions mainly due to sale of the Telident division of $1,260.  The decrease in net sales for the year ended December 31, 2007 was primarily the result of a decrease of $5,628 in net sales from the US, a decrease of $423 in net sales from the UK subsidiary, and a $209 decrease in net sales from the Mexico subsidiary.

Gross profit margin for the years ended December 31, 2008, 2007 and 2006 were 33.0%, 38.0% and 41.2%, respectively. Gross profit margin fluctuates based on the volume and mix of sales.

Operating Expenses

    Recurring operating expenses were $14,550, $15,441 and $16,198 for the years ended December 31, 2008, 2007 and 2006, respectively.  Due to the economic downturn, the Company made two cuts in 2008. In June the Company closed down its Research and Development facility in Salt Lake City, Utah.  R&D for the 20-20/Cerato products are now consolidated in California and in Sarasota.  The Company also reduced its personnel in Sarasota in its ISM product line as well as decreased personnel in its manufacturing facility.  These cuts reduce the Company’s operating expenses by $2,700 on an annual basis.

    Further cuts were made in December reducing payroll and related benefits saving an additional $1,800.  The Company also made a decision to cut the Company’s payroll across the board by 10%, suspending its 401(k) match and freezing future pay increases until further notice.  This will save an additional $1,500 in 2009.

2008

General and administrative expenses increased $314 for the year ended December 31, 2008 as compared to the same period in 2007.  The net increase for the year ended December 31, 2008 was primarily the result of the following items: (a) a $143 increase in compensation and fringe benefit expenses, (b) a $224 increase in severance, (c) a $120 increase in professional fees and (d) an $87 increase in software licenses and support.  These increases were partially offset with the following items: (a) a $68 decrease in bad debt expense and (b) a $168 decrease in audit and legal.

Sales and marketing expenses decreased $480 for the year ended December 31, 2008 as compared to the same period 2007.  The net decrease for the year December 31, 2008 was primarily the result of the following items: (a) a $245 decrease in payroll, (b) a $266 decrease in commission and fringe benefit expenses, (c) a $155 decrease in travel related expense, and (d) a $70 decrease in bad debt expense from the UK operation.  These decreases were partially offset with a $173 increase in severance and a $54 increase in professional fees.

Research and development expenses decreased $977 for the year ended December 31, 2008 as compared to the same period in 2007.  The net increase for the year December 31, 2008 was primarily the result of (a) a $562 increase in compensation and fringe benefits (b) a $110 increase in professional fees, and (c) a $341 increase in R&D material and equipment.  These increases were partially offset with a $75 decrease in rent.

Depreciation and amortization expense increased $252 for the year ended December 31, 2008 as compared to the same period in 2007.  The increase for the year ended December 31, 2008 was primarily the result of (a) $171 increase due to the purchase of customer list that was subsequently written off and (b) $81 increase in depreciation expense due to the purchase of assets that began depreciation in 2008.

For the year ended December 31, 2008 the Company recorded an impairment charge for their US goodwill and their UK customer list of $169.  No impairment was recorded in 2007.

2007

General and administrative expenses increased $265 for the year ended December 31, 2007 as compared to the same period in 2006.  The net increase for the year ended December 31, 2007 was primarily the result of the following items: (a) a $250 increase in compensation and fringe benefit expenses, (b) a $110 increase in legal fees, (c) a $52 increase in rent expense and (d) a $41 increase in real estate tax expense.  These increases were partially offset with the following items: (a) a $98 decrease in bad debt expense and (b) a $98 decrease in telephone expense.

Sales and marketing expenses decreased $933 for the year ended December 31, 2007 as compared to the same period 2006.  The net decrease for the year December 31, 2007 was primarily the result of the following items: (a) a $542 decrease in commission and fringe benefit expenses, (b) a $182 decrease in consulting and professional services, (c) a $108 decrease in rent expense, (d) a $70 decrease in bad debt expense from the UK operation, and (e) a $54 decrease in telephone expense.  These decreases were partially offset with a $52 increase in compensation expense.

Research and development expenses increased $19 for the year ended December 31, 2007 as compared to the same period in 2006.  The net increase for the year December 31, 2007 was primarily the result of a $369 increase in R&D material and equipment offset with a $322 decrease in compensation.

Depreciation and amortization expense decreased $108 for the year ended December 31, 2007 as compared to the same period in 2006.  The decrease for the year ended December 31, 2007 was primarily the result of lower asset purchases and older assets becoming fully depreciated.

Other Income (Expense)

For the year ended December 31, 2008, interest expense decreased $546 and non-operating gain (loss) increased $1,543 as compared to the same period in 2007.  The decrease in interest costs was primarily the result of an additional charge of approximately $489 from the debt restructuring in 2007.  The increase in non-operating gain of $1,543 was primarily related to a gain on the sale from Telident.

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

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities

Net cash provided by operating activities was $392 for the year ended December 31, 2008.  The $392 was comprised of the following items: (a) net loss of $3,282, (b) net non-cash income of $485, (c) a decrease in operating assets of $3,562, and (d) an increase in operating liabilities of $596.  The net decrease in operating assets was primarily the result of a decrease in accounts receivables of $3,720, a $16 increase in inventory and a $169 increase in other assets.  The net increase in operating liabilities was primarily the result of increased accounts payable of $1,409, offset with a decrease in accrued liabilities of $737, and a $76 decrease in deferred revenue.  The net non-cash income in 2008 of $485 was primarily comprised of the $1,436 gain from the sale of the Telident line of products offset by depreciation and amortization of $367, the amortization and impairment of other intangible assets of $382, and a $312 provision for slow moving inventory.

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

Net cash flows provided by (used in) investing activities

Net cash flows provided by investing activities were $1,520 for the year ended December 31, 2008 primarily driven by the $1,750 proceeds from the sale of the Telident.

Net cash flows used in investing activities were $534 for the year ended December 31, 2007 as the Company acquired property and equipment to support its operations.

Net cash flows used in investing activities were $379 for the year ended December 31, 2006 as the Company acquired property and equipment to support its operations.

Net cash flows provided by (used in) financing activities

Net cash flows used in financing activities for the year ended December 31, 2008 were $2,221.  The Company had net borrowings on its line of credit of $262 and net principal repayments of $2,230. Additionally, the Company paid dividends on the Preferred Series B convertible stock of $253.

Net cash flows provided by financing activities for the year ended December 31, 2007 were $1,067.  The Company had net repayments on its line of credit of $1,366 and net borrowings on the term loan of $2,865 associated with the refinancing.  Additionally, the Company paid dividends on the Preferred Series B convertible stock of $253.

Net cash flows used in financing activities for the year ended December 31, 2006 were $743.  The Company had net borrowings on its line of credit of $282 and principal repayments of $777.  Additionally, the Company paid dividends on the Preferred Series B convertible stock of $248.

Liquidity

As of December 31, 2008 the Company had cash and cash equivalents of $548 as compared to $1,123 as of December 31, 2007.  Working capital deficiency as of December 31, 2008 was $4,935 and a working capital surplus was $116 as of December 31, 2007.

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  As of and for the year ended December 31, 2008, the Company has incurred a net loss of $3,281, working capital deficiency of $4,935 and has limited availability of cash.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs, as described in management’s discussion and analysis section.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility as described in Note 6.  Should these plans not meet management’s objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

Additionally, management has lead an effort to increase sales worldwide, but more specifically in the promotion of its higher gross profit margin products.  That effort has lead to an increase in orders of 20-20 switching system installations with some of the Company’s largest customers.  Through mid-April 2009 the Company has orders or has completed installations including several which had been originally budgeted for 2008.  Management anticipates an increase in 20-20 switching system installations in 2009 over those installed in 2008 based on the installations which have occurred and the orders they have received.

If the Company is unable to increase sales, lower operating costs, or raise additional funds this will have a material adverse effect on its business.  No adjustments have been made to the accompanying Consolidated Financial Statements based upon these plans and assumptions.

As of December 31, 2007 the Company had cash and cash equivalents of $1,123 as compared to $794 as of December 31, 2006.  Working capital as of December 31, 2007 was $116 as compared to $798 as of December 31, 2006.

The Company has 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2008.  Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $20 per share.  Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $20 per share.  If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors.  The Series C Preferred holder has agreed to defer the demand for payment of twenty-three dividend payments until January 2010.  The Series B Preferred Stock dividend was in arrears three payments.

Our contractual obligations consist of operating leases for facilities, debt financing and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2008 for the fiscal years ending December 31:

	2009	2010	2011	2012	2013	2014 and thereafter

Operating leases	$1,258	$1,126	$432	$173	$165	$	---
Debt financing	1,440	1,207	988	14	5		---
Preferred Series B and C convertible stock dividends	1,053	1,053	1,053	1,053	1,053		1,053
Total contractual cash obligations	$3,751	$3,386	$2,473	$1,240	$1,223		$1,053

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

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at December 31, 2008.  The Company is exposed to financial market risks, including changes in interest rates.  All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate.  An increase in interest rates of 100 basis points would not significantly impact the Company's net income.  All of the Company's business is recorded in U.S. dollars.  Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.  The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in respective periods.

Quarterly Results of Operations (Unaudited)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$8,327	$9,761	$8,096	$8,454
Cost of goods sold	5,524	6,456	4,954	6,262
Net income (loss)	87	(1,596)	75	(1,847)
Net income (loss) per share:
Basic	$(0.03)	$(0.22)	$(0.02)	$(0.24)
Diluted	$(0.03)	$(0.22)	$(0.02)	$(0.24)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$9,582	$8,094	$11,706	$11,249
Cost of goods sold	6,072	5,117	7,194	6,800
Net income (loss)	(1,034)	(1,537)	310	191
Net income (loss) per share:
Basic	$(0.14)	$(0.21)	$0.01	$(0.01)
Diluted	$(0.14)	$(0.21)	$0.01	$(0.01)

ITEM  8.    FINANCIAL STATEMENTS

Certain information required by this item is included in Item 7A of Part II of this report under the heading "Quarterly Results of Operations (Unaudited)" and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Certified Public Accounting Firm	23
Consolidated Balance Sheets – December 31, 2008 and 2007	24
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	25
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2008, 2007 and 2006	26
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	27
Notes to Consolidated Financial Statements	29
Financial Statement Schedule:
Item 15(a)(2):	57
Schedule II – Valuation and Qualifying Accounts
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Teltronics, Inc.:

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the years in the three-year period then ended.  Our audit also included the consolidated financial statement schedule listed in Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the years in the three-year period then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, which is presented for additional analysis and is not a required part of the basic consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
April 13, 2009

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$548	$1,123
Accounts receivable, net	5,366	9,122
Inventories, net	5,085	5,423
Prepaid expenses and other current assets	622	643
Total current assets	11,621	16,311
Property and equipment, net	748	949
Goodwill	---	241
Other assets, net	275	532
Total assets	$12,644	$18,033

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$4,291	$4,029
Current portion of long-term debt and capital lease obligations	1,440	1,759
Accounts payable	7,687	6,279
Accrued expenses and other current liabilities	2,639	3,221
Deferred revenue	499	907
Total current liabilities	16,556	16,195
Long-term liabilities:
Deferred dividends	3,000	2,200
Long-term debt and capital lease obligations, net of current portion	2,214	4,125
Total long-term liabilities	5,214	6,325
Commitments and contingencies Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,647,539 issued and outstanding at December 31, 2008 and 2007	9	9
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	---	---
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	---	---
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	---	---
Additional paid-in capital	24,725	24,722
Other comprehensive income (loss)	(239)	27
Accumulated deficit	(33,621)	(29,245)
Total shareholders' deficiency	(9,126)	(4,487)
Total liabilities and shareholders' deficiency	$12,644	$18,033

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2008	2007	2006

Net sales
Product sales and installation	$23,228	$29,035	$33,390
Maintenance and service	11,410	11,596	13,501
	34,638	40,631	46,891
Cost of goods sold	23,196	25,183	27,580
Gross profit	11,442	15,448	19,311
Operating expenses:
General and administrative	5,273	4,959	4,694
Sales and marketing	5,604	6,084	7,017
Research and development	3,150	4,127	4,108
Depreciation and amortization	523	271	379
Impairment of goodwill and intangible assets	169	---	---
	14,719	15,441	16,198
Income (loss) from operations	(3,277)	7	3,113

Other income (expense):
Interest	(1,402)	(1,948)	(1,449)
Non-operating gain (loss)	1,407	(136)	(19)
	5	(2,084)	(1,468)
Income (loss) before income taxes	(3,272)	(2,077)	1,645
Income taxes	9	(7)	38

Net income (loss)	(3,281)	(2,070)	1,607

Dividends on Preferred Series B and C Convertible stock	1,095	952	653
Net income (loss) available to common Shareholders	$(4,376)	$(3,022)	$954

Net income (loss) per share:
Basic	$(0.51)	$(0.35)	$0.11
Diluted	$(0.51)	$(0.35)	$0.10

Weighted average shares outstanding:
Basic	8,647,539	8,646,706	8,637,246
Diluted	8,647,539	8,646,706	9,280,289

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
(In thousands, except share data)

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCE, DECEMBER 31, 2005	8,636,539	$ 9	152,625	---	$ 24,658	$ (76)	$ (27,177)	$ (2,586)
Shares issued for exercise of stock options	3,000	---	---	---	---	---	---	---
Stock based compensation expense	---	---	---	---	49	---	---	49
Comprehensive income:
Net income	---	---	---	---	---	---	1,607	1,607
Foreign currency	---	---	---	---	---	131	---	131
Comprehensive income								1,738
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(653)	(653)
BALANCE, DECEMBER 31, 2006	8,639,539	$ 9	152,625	---	$ 24,707	$ 55	$ (26,223)	$ (1,452)
Shares issued for exercise of stock options	8,000	---	---	---	---	---	---	---
Stock based compensation expense	---	---	---	---	15	---	---	15
Comprehensive income:
Net loss	---	---	---	---	---	---	(2,070)	(2,070)
Foreign currency	---	---	---	---	---	(28)	---	(28)
Comprehensive loss								(2,098)
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(952)	(952)
BALANCE, DECEMBER 31, 2007	8,647,539	$ 9	152,625	---	$ 24,722	$ 27	$ (29,245)	$ (4,487)
Stock based compensation expense	---	---	---	---	3	---	---	3
Comprehensive income:
Net loss	---	---	---	---	---	---	(3,281)	(3,281)
Foreign currency	---	---	---	---	---	(266)	---	(266)
Comprehensive loss	---	---	---	---	---	---	---	(3,547)
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(1,095)	(1,095)
BALANCE, DECEMBER 31, 2008	8,647,539	$ 9	152,625	---	$ 24,725	$(239)	$ (33,621)	$ (9,126)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$(3,281)	$(2,070)	$1,607
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	169	---	---
Depreciation and amortization	367	394	537
Provision for slow moving inventories	312	85	454
Provision (recovery) for doubtful accounts	(171)	(17)	222
Amortization of deferred financing costs	58	247	119
Amortization of other intangible assets	213	46	37
Stock based compensation expense	3	15	49
Other non-operating gains	(1,436)	---	---
Changes in operating assets and liabilities:
Accounts receivable	3,720	(593)	(2,166)
Inventories	(16)	(281)	709
Prepaid expenses and other current assets	27	(100)	410
Other assets	(170)	(259)	(11)
Accounts payable	1,409	2,239	(1,590)
Accrued expenses and other current liabilities	(736)	473	446
Deferred revenue	(76)	(355)	(188)
Net cash flows provided by (used in) operating activities	392	(176)	635
INVESTING ACTIVITIES:
Acquisition of property and equipment	(230)	(534)	(379)
Proceeds from sale of property and equipment	1,750	---	---
Net cash flows provided by (used in) investing activities	1,520	(534)	(379)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	262	(1,366)	282
Net principal borrowings (repayments) on loans, notes and capital leases	(2,054)	2,685	(777)
Dividends paid on Preferred Series B Convertible stock	(253)	(252)	(248)
Repayment of loan from related party	(176)	---	---
Net cash flows provided by (used in) financing activities	(2,221)	1,067	(743)
Effect of exchange rate changes on cash	(266)	(28)	131
Net increase (decrease) in cash and cash equivalents	(575)	329	(356)
Cash and cash equivalents - beginning of year	1,123	794	1,150
Cash and cash equivalents - end of year	$548	$1,123	$794

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, except share data)

	Years Ended December 31,
	2008		2007		2006

SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:

Equipment acquired under notes payable and capital lease		$134	$	---		$88

SUPPLEMENTAL DISCLOSURES:
Interest paid		$1,113		$1,702		$1,365
Income taxes paid	$	---		$28	$	---

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
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

The assets sold to Amcom included in the accompanying Consolidated Balance Sheet at December 31, 2007 were $117 of net receivables, $46 of net inventory, fully depreciated fixed assets with a cost of $391 and other assets with an amortized cost of $235 which includes goodwill of $167.  Amcom assumed $17 of accounts payable and $402 of other liabilities.

The Company used $718 to pay down the term loan balance as stipulated in the Revolving Credit Term Loan and Security Agreement.

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  As of and for the year ended December 31, 2008, the Company has incurred a net loss of $3,281, working capital deficiency of $4,935 and has limited availability of cash.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs, as described in management’s discussion and analysis section.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility as described in Note 6.  Should these plans not meet management’s objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, management has lead an effort to increase sales worldwide, but more specifically in the promotion of its higher gross profit margin products.  That effort has lead to an increase in orders of 20-20 switching system installations with some of the Company’s largest customers.  Through mid-April 2009 the Company has orders or has completed installations including several which had been originally budgeted for 2008.  Management anticipates an increase in 20-20 switching system installations in 2009 over those installed in 2008 based on the installations which have occurred and the orders they have received.

If the Company is unable to increase sales, lower operating costs, or raise additional funds this will have a material adverse effect on its business.  No adjustments have been made to the accompanying Consolidated Financial Statements based upon these plans and assumptions.

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

Concentration of Credit Risk - The Company's largest customer was 30%, 24% and 22% of sales in 2008, 2007 and 2006, respectively.  The second largest customer in 2008 was 7% and the second largest customer in 2007 and 2006 was 11% and 8%, respectively.  The third largest customer in 2008 and 2007 was 7% and the third largest customer in 2006 was 7%.  The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables.  Cash balances are maintained in financial institutions.  Occasionally, deposits may exceed amounts insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments – Cash and cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The line of credit, note payable and long-term debt reflect interest rates that are currently available to the Company based on the financing arrangement and the collateral provided.  As a result, the carrying amount of the note payable and long-term debt approximates fair value.

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

Accounting for Stock-based Compensation – In accordance with Statement 123R, the Company measures compensation cost for employees stock options at fair value and recognizes cost over the vesting period.

Inventories - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method.  Shipping and handling costs are included in cost of goods sold in the

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Impairments - If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value.  During 2008 the Company recognized impairment charges of $95 related to a customer list in connection with these reviews.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under FAS No. 142 “Goodwill and Other Intangible Assets.”  During 2008 the Company recognized impairment charges of $74 related to capitalized goodwill in connection with these reviews.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the Company's product liability during the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance, beginning of the year	$212	$221	$171
Warranties issued during the year	83	97	259
Payments made during the year	(85)	(111)	(198)
Change in liability based on sale of line of products	(38)	---	---
Changes in liability for pre-existing warranties during the year	(63)	5	(11)
Balance, end of the year	$109	$212	$221

Accounting for Fair Value Measurement - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 with an effective date on or after November 15, 2007.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The requirements of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.

Reclassifications – Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Accounts receivable	$5,543	$9,470
Allowance for doubtful accounts	(177)	(348)
	$5,366	$9,122

As of December 31, 2008 and 2007, accounts receivable included $313 and $124 of retainage, respectively.

NOTE 4 - INVENTORIES, NET

The major classes of inventories, net at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Raw materials	$2,697	$2,670
Work-in-process	841	1,237
Finished goods	1,547	1,516
	$5,085	$5,423

At December 31, 2008 and 2007, there were no contracts accounted for using percentage of completion accounting method.

The reserve for slow moving inventories was $1,033 and $1,069 as of December 31, 2008 and 2007, respectively.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment, net at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Machinery and equipment	$7,400	$7,802
Furniture, fixtures and computers	4,859	4,994
Equipment under capital leases	780	646
Capitalized software	2,254	2,565
Leasehold improvements	573	580
	15,866	16,587
Accumulated depreciation and amortization	(15,118)	(15,638)
	$748	$949

Depreciation and amortization expense was $367, $394 and $537 for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, depreciation and amortization expense of $58, $170 and $158, respectively, was included in cost of goods sold.  Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $30, $94, and $143 as of December 31, 2008, 2007 and 2006, respectively.  For the years ended December 31, 2008, 2007 and 2006, amortization and impairment expense related to capitalized software was $64, $50 and $60, respectively.

NOTE 6 - LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility, as amended in February 2009, is subject to compliance with various financial covenants and borrowing base criteria.  The Company received a waiver for these covenants as of December 31, 2008.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of December 31, 2008 was $468.

In May 2007, the Company recognized an additional $489 of interest costs in connection with the termination of the previous financing arrangement.

During 2005 the Company borrowed $250 from an entity controlled by a director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), is due November 2009.  The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.  The Company made a partial payment of $176 in February 2008.  As of December 31, 2008 the balance was $203.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term debt at December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
Term Loan, payable in monthly installments of $97 plus interest (9.75% at December 31, 2008) at prime plus 3.75%.	$3,303	$5,258
Note payable to Tri-Link in monthly principal installments of $21 plus interest with final maturity October 2008.	---	208
Note payable to related party, principal and interest due November 2009.	203	348
Notes payable to finance companies, payable in monthly installments of $6 with interest at approximately 20%. The notes mature through 2013 and are collateralized by vehicles.	99	67
Capital lease obligations, interest at approximately 14%	49	3
Total	3,654	5,884
Less current portion	1,440	1,759
Long-term portion	$2,214	$4,125

Future principal maturities of long-term debt and capital lease obligations, as of December 31, 2008, are as follows:

2009	$ 1,440
2010	1,207
2011	988
2012	14
2013	5
$ 3,654

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

The Preferred Series B Convertible stock, which is owned by a company controlled by a Director, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares.  The Company has the right, but not the obligation, to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director which the holder has exercised.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is in arrears on three quarterly dividend payments due on Preferred Series B Convertible stock at December 31, 2008 that total $189, which represents $20 per Preferred Series B share.  If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

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

In September 2002, the Company issued a warrant to a financial advisor to purchase 300,000 shares of common stock at $1 per share which expired in September 2007.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2008, 2007 and 2006:

December 31, 2008:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	500,000	$0.15	5.4	427,000	$0.14
$0.50 - $1.00	558,000	0.99	2.1	556,000	1.00
$1.63 - $3.03	123,000	2.18	1.4	123,000	2.18
	1,181,000	$0.76	3.4	1,106,000	$.80

December 31, 2007:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	703,000	$0.18	6.1	530,400	$0.17
$0.50 - $1.00	583,000	0.99	3.1	579,000	1.00
$1.63 - $3.03	167,000	2.27	2.5	167,000	2.27
	1,453,000	$0.74	4.5	1,276,400	$0.82

December 31, 2006:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	728,000	$0.18	7.1	540,800	$0.21
$0.50 - $1.00	635,000	0.99	4.1	629,000	1.00
$1.63 - $3.03	193,000	2.24	3.3	193,000	2.24
	1,556,000	$0.77	5.4	1,362,800	$0.86

The per share weighted average fair value of options granted during the years ended December 31, 2008 and 2007 were $0.14 and $0.35, respectively.  No options were granted for the year ended December 31, 2006.  All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 830,000 shares were available for grant under the 2005 Plan at December 31, 2008.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2008	2007	2006
Risk-free interest rates	2.6%	4.75%	---
Weighted average expected life of the options	5 years	5 years	---
Volatility factor of the expected market price of the Company's Common Stock	101%	116%	---
Dividend yield	None	None	---

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2005	1,627,000	$0.75
Granted	---	---
Exercised	(3,000)	0.07
Forfeited	(68,000)	0.31
Expired	---	---
Outstanding, December 31, 2006	1,556,000	$0.77
Granted	10,000	0.35
Exercised	(8,000)	0.07
Forfeited	(91,000)	1.50
Expired	(14,000)	2.00
Outstanding, December 31, 2007	1,453,000	0.74
Granted	130,000	0.14
Exercised	---	---
Forfeited	(402,000)	0.51
Expired	---	---
Outstanding, December 31, 2008	1,181,000	0.76
Exercisable, December 31, 2008	1,106,000	$0.80

NOTE 8 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$3	$(14)	$23
State	6	7	15
	9	(7)	$38
Deferred:
Federal	---	---	---
State	---	---	---
	---	---	---
	$9	$(7)	$38

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2008, 2007 and 2006 to income before income taxes:

	Years ended December 31,
	2008	2007	2006

Federal tax at the statutory rate	$(1,113)	$(624)	$556
Foreign income tax at statutory rate	4	(83)	---
State income taxes, net of federal tax benefit	(114)	4	59
Change in valuation allowance for deferred tax assets	1,419	696	(612)
Permanent differences	15	---	35
Change in rate for tax credits	$(202)	---	---
	$9	$(7)	$38

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$7,223	$6,275
Accrued vacation	169	239
Inventory	390	420
Fixed assets and intangible	315	180
Bad debt reserve	67	122
Accrued expenses	434	202
Change in tax credits and other	259	---
	8,857	7,438
Valuation allowance	$(8,857)	$(7,438)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets.  The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable.  Realization is entirely dependent upon future earnings in specific tax jurisdictions.  While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.  The valuation allowance increased $1,419 in 2008, increased $696 in 2007, and decreased $612 in 2006.

At December 31, 2008, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $19.2 million, which will expire in the years 2016 through 2028.  Such net operating losses are available to offset future taxable income.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2008	2007	2006
Basic
Net income (loss)	$(3,281)	$(2,070)	$1,607
Preferred dividends	(1,095)	(952)	(653)
Net income (loss) available to common shareholders	(4,376)	$(3,022)	$954
Weighted average shares outstanding	8,647,539	8,646,706	8,637,246
Net income (loss) per share	$(0.51)	$(0.35)	$0.11
Diluted
Net income (loss)	$(3,281)	$(2,070)	$1,607
Preferred dividends	(1,095)	(952)	(653)
Net income (loss) available to commonshareholders	$(4,376)	$(3,022)	$954
Weighted average shares outstanding	8,647,539	8,646,706	8,637,246
Effect of dilutive securities:
Employee stock options	---	---	406,807
Warrants	---	---	236,236
Dilutive potential common shares	8,647,539	8,646,706	9,280,289
Net income (loss) per share	$(0.51)	$(0.35)	$0.10

For the years ended December 31, 2008, 2007 and 2006, options to purchase 1,181,000, 1,453,000 and 873,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the years ended December 31, 2008, 2007 and 2006, the preferred series stock were not included in the computation of dilutive net income (loss) per share because the effect would be anti-dilutive.

For the years ended December 31, 2006 warrants to purchase 300,000 shares of common stock were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company.  The Company made discretionary matching contributions to the 401(k) plan totaling $195,  $217 and $218 in 2008, 2007 and 2006, respectively.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value.  The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended, and the 765,000 shares of common stock funding the Plan have been registered on Form S-8.  The Purchase Plan has been suspended and no shares were issued in 2008, 2007 or 2006.

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

The Company also leases various equipment under operating leases expiring over a period of four years.

Future minimum lease payments for all non-cancelable operating leases at December 31, 2008 are as follows:

2009	$ 1,258
2010	1,126
2011	432
2012	173
Thereafter	165
$ 3,154

Rental expense for operating leases totaled approximately $1,691, $1,372 and $1,361 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

An entity controlled by a Director of the Company occupies approximately 1,000 square feet of the office space in our Sarasota facility and 150 square feet of the office space in the Company’s New York office.  The annual rent payment was approximately $101 for 2008 and $8 for 2007 and 2006.

During 2005 the Company borrowed $250 from an entity controlled by this same director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), is due November 2009.  The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.  The Company made a partial payment of $177 in February 2008.  As of December 31, 2008 the balance was $203.

The Company leases two vehicles from another entity controlled by this director.  Monthly costs are $3 and are due through October 2010.

In addition, the spouse of the same director is employed by the Company in an administrative capacity at a salary of $35 per year.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 - SEGMENT INFORMATION

For the years ended December 31, 2008, 2007 and 2006, the Company’s operations were classified into the following reportable segments:  Teltronics, Teltronics S.A. de C.V., (Mexico) and Teltronics Limited (UK).  During 2008 the Company closed the Mexico segment.  This segment’s closing does not indicate a discontinuation of the Mexico business.  Existing business and new business with in Mexico will be handled by United States personnel.

The accounting policies of the segments are the same. Company management evaluates performance based on segment income (loss), which is net income (loss) before income taxes, excluding nonrecurring gains or losses.

The following table presents information about reportable segment operations and assets.

	Years ended December 31,
	2008	2007	2006
Net Sales
Teltronics	$33,106	$38,790	$44,418
Mexico	---	260	469
UK	1,532	1,581	2,004
Total net sales	$34,638	$40,631	$46,891
Depreciation, Amortization and Impairment
Teltronics	$548	$386	$526
Mexico	1	2	2
UK	143	52	46
Total depreciation and amortization	$692	$440	$574
Interest and Financing Costs
Teltronics	$(1,410)	$1,943	$1,449
Mexico	(1)	5	---
UK	9	---	---
Total interest and financing costs	$(1,402)	$1,948	$1,449
Segment Income (Loss)
Teltronics	$(4,377)	$(1,747)	$1,537
Mexico	(111)	(19)	(29)
UK	(221)	(311)	137
Subtotal	$(4,709)	$(2,077)	$1,645
Non-operating gain	1,438	---	---
Income before income taxes	$(3,272)	$(2,077)	$1,645
Segment Assets
Teltronics	$12,053	$16,670	$15,150
Mexico	---	29	28
UK	591	1,334	1,514
Total segment assets	$12,644	$18,033	$16,692
Acquisition of Property and Equipment
Teltronics	$228	$530	$369
Mexico	---	---	---
UK	2	4	10
Total acquisition of property and equipment	$230	$534	$379

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information on major customers is discussed in the Summary of Significant Accounting Policies.  All material assets are located in the United States.  It is impracticable for the Company to provide segment information by product.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE  -  None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2008.

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

PART  III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names and positions of all directors and executive officers of the Company.

Name	Position

Ewen R. Cameron	Director, President, Chief Executive Officer and Assistant Secretary
Angela L. Marvin	Vice President Finance, Chief Financial Officer, Secretary and Treasurer
Norman R. Dobiesz	Director and Executive Vice President Business Development
Duncan J. Anderson	Senior Vice President, Sales and Marketing
Richard W. Begando	Senior Vice President, International Sales
Gregory G. Barr	Director (1)
Richard L. Stevens	Director (1)(3)
Peter Friedmann	Director (2)
________________
(1)           Audit Committee Members
(2)           Appointed by holder of Series B Preferred stock in October 2005
(3)           Financial Expert

The Company's Directors will serve until the annual meeting of stockholders or until their successors are elected and qualified.

Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994.  Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992.  From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 34 years in the computer and telecommunications industry.

Angela L. Marvin, Vice President of Finance, Chief Financial Officer, Secretary and Treasurer joined Teltronics in 2008.  Prior to joining Teltronics, Ms. Marvin served as Chief Financial Officer and Treasurer at JCI Jones Chemicals, Inc., a privately held manufacturer and distributor of water treatment chemicals, and a senior auditor at Deloitte.  She holds a Bachelors of Science in Accounting from St. John Fisher College and is a Certified Public Accountant licensed in the State of New York.

Norman R. Dobiesz has served as a Director of the Company since October 25, 1991 and is the Company's Executive Vice President, Business Development.  Mr. Dobiesz has developed substantial financial and general management experience as a principal stockholder and executive of a group of privately held companies controlled by Mr. Dobiesz.  Mr. Dobiesz is a principal stockholder of the Company.

Duncan J. Anderson, Senior Vice President, Sales and Marketing, joined Teltronics in 2001 as Managing Director of Teltronics Limited to handle the sale of Teltronics products in the UK and Western Europe.  In his current position, Mr. Anderson heads up the sales and marketing organization for North America.  He has held senior positions in management and sales for a number of other computer and telecom companies for the last 22 years.

Richard W. Begando, Senior Vice President, International Sales, has been in charge of our overseas sales since he started at Teltronics in June 2000.  He also serves as Product Manager for the 20-20 Digital Switching products.  Mr. Begando's former position was with Harris Communications Corporation as Managing Director of Harris Corporation Moscow Office.  Prior to this position at Harris, he established the Harris Communications Products Division Regional Sales office in London and was Director of International sales for Africa, Middle East, Eastern Europe, and Asia.  Mr. Begando has more than 35 years of experience in digital switching sales for both domestic and international companies.

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

Richard L. Stevens, CPA, provides tax compliance and consulting services to clients in a variety of industries.  Mr. Stevens also serves as Chief Financial Officer of Avalon Global Group, Inc., a holding company with operating subsidiaries in car rental, franchising and technology solutions for the travel industry located in St. Petersburg, Florida.  From 1984 to 2000, Mr. Stevens held various management positions with the international accounting firms of Grant Thornton, LLP, Coopers & Lybrand and KPMG Peat Marwick.  He has experience in taxation, accounting, capital transactions and mergers and acquisitions.  Mr. Stevens holds a B.S. in Business Administration from the University of Louisville and is a Certified Public Accountant.  Mr. Stevens meets the definition of an independent director as defined by the NASD’s listing standards, and qualifies as a “financial expert” in accordance with SEC regulations.

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

Russell R. Lee III served as Vice President Finance, Chief Financial Officer, Secretary and Treasurer until June 30, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2008, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

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

Base Compensation

The table below sets forth the base compensation of our named executive officers in 2008.

Table 1 – Summary Compensation During 2008
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Other Annual Compensation (Car/401(k) match//Life Ins)	Total

Ewen R. Cameron	2008	$449,038	---	$9,675	$458,713
President & CEO	2007	$424,038	---	$9,550	$433,588
	2006	$400,000	---	$22,789	$422,789

Angela L. Marvin	2008	$22,885	---	$738	$23,623
Vice President Finance, CFO,
Secretary & Treasurer

Russell R. Lee III	2008	$228,337	---	$5,560	$233,897
Vice President Finance,	2007	$211,538	---	$9,800	$221,338
CFO, Secretary & Treasurer	2006	$204,092	---	$9,884	$213,976

Norman R. Dobiesz	2008	$449,038	---	$4,550	$453,588
Executive Vice President	2007	$424,038	---	$4,500	$428,538
Business Development	2006	$400,000	---	$17,784	$417,784

Duncan J. Anderson	2008	$238,318	---	$22,510	$260,829
Senior Vice President	2007	$299,595	---	$27,762	$327,357
Sales & Marketing	2006	$267,188	---	$27,760	$294,945

Richard W. Begando	2008	$152,740	$103,770	$9,925	$266,435
Senior Vice President	2007	$155,480	$185,276	$9,800	$350,556
International Sales	2006	$105,990	$210,955	$9,884	$326,829

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

Plan Based Compensation

The table below sets forth the grants of plan based compensation during 2008.  The only plan based compensation resulted from sales commission plans.

Table 2 – Grants of Plan-Based Awards During 2008
Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plans
		Threshold	Target	Maximum

Ewen R. Cameron President & CEO	---	---	---	---

Angela L. Marvin Vice President Finance, CFO, Secretary & Treasurer	---	---	---	---

Norman R. Dobiesz Executive Vice President Business Development	---	---	---	---

Duncan J. Anderson Senior Vice President Sales & Marketing	---	---	---	---

Richard W. Begando Senior Vice President International Sales	1/1/2008	$75,400	$223,416	$103,770 (1)

(1)           Based on 2008 actual payout.

Mr. Begando is the only named executive who has commission based compensation. Commission plans are designed annually by management to incentivize the executive to increase the sale of the products and services for which he is responsible.

Equity Based Compensation

The Company also periodically issues stock options to key personnel in an effort to keep the employee’s overall compensation tied to shareholder value.  Mr. Cameron makes periodic recommendations to the Company’s Board of Directors, based on employee performance.  The Company’s Board of Directors approves all equity based compensation.

The table below sets forth the number of the Company’s common shares and value thereof of options which vested during 2008.

Table 3 – Option Vesting During 2008
Name and Principal Position	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Ewen R. Cameron President & CEO	---	---

Angela L. Marvin Vice President Finance, CFO, Secretary & Treasurer	---	---

Norman R. Dobiesz Executive Vice President Business Development	---	---

Duncan J. Anderson Senior Vice President Sales & Marketing	10,000	$300

Richard W. Begando Senior Vice President International Sales	6,000	$180

The following table shows the outstanding equity awards to named executive officers at December 31, 2008.

Table 4 – Outstanding Equity Awards at December 31, 2008
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested

Ewen R. Cameron	500,000	---	$ 1.00	1/2/2011	---	---
President & CEO	30,000	---	$ 0.36	12/23/2015	---	---

Angela L. Marvin	---	---	---	---	---	---
Vice President Finance,
CFO, Secretary &
Treasurer

Norman R. Dobiesz	30,000	---	$ 0.40	12/23/2015	---	---
Executive Vice President
Business Development

Duncan J. Anderson	20,000	---	$ 1.00	10/05/2011	---	---
Senior Vice President	50,000	---	$ 0.07	1/3/2013	---	---
Sales & Marketing	---	30,000	$ 0.14	8/15/2018	30,000	$ 900

Richard W. Begando	5,000	---	$ 2.56	9/19/2010	---	---
Senior Vice President	30,000	---	$ 0.07	1/3/2013	---	---
International Sales

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

As of December 31, 2008, an aggregate of 830,000 shares of the Company's Common Stock may be issued or transferred to grantees under the 2005 Plan.  If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event.  The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.  The Company has registered all of shares issuable under this plan on Form S-8.

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

During 2008, the Company granted options to purchase 20,000 shares to non-executive employees under the 2005 Plan and options to purchase 90,000 shares previously granted to employees were forfeited.

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

The table below shows director’s compensation for the year ended December 31, 2008.  As with our named executive officers, we did not grant any options to our directors in 2008.

Table 5 – Director’s Compensation During 2008
Name and Principal Position	Fees Earned or Paid in Cash

Gregory G. Barr	$14,000
Director

Richard L. Stevens	$15,000
Director

Peter G. Friedmann	--- (1)
Director

(1)           Mr. Friedmann is appointed by the Preferred Series B shareholder and is not a member of theAudit Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Cameron, Dobiesz, Barr and Stevens.  There were no transactions during the year ended December 31, 2008 between the Company and members of the Compensation committee or entities in which they own an interest, other than as disclosed in the sections “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

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
Norman R. Dobiesz
Gregory G. Barr
Richard L. Stevens

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 31, 2009.  Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.
Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Directors and Officers

Norman R. Dobiesz 2150 Whitfield Industrial Way Sarasota, Florida 34243	(2)(4)	Common Stock Preferred Series A Stock Preferred Series C Convertible Stock	1,527,191 100,000 18,824	17.66% 100% 47.06%	(3) (9)(11)

Ewen R. Cameron 2150 Whitfield Industrial Way Sarasota, Florida 34243	(2)(4)	Common Stock Preferred Series C Convertible Stock	761,786 11,764	8.81% 29.41%	(5) (9)(11)

Angela L. Marvin 2150 Whitfield Industrial Way Sarasota, Florida 34243	(4)	Common Stock	---	---

Gregory G. Barr P. O. Box 413040 Naples, Florida 34101	(2)	Common Stock	212,000	2.45%	(6)

Richard L. Stevens 19314 Wind Dancer Street Lutz, Florida 33558	(2)	Common Stock	200,000	2.31%

Richard Begando 2150 Whitfield Industrial Way Sarasota, Florida 34243	(4)	Common Stock	43,575.50%		(7)

Duncan Anderson Regent Court, Laporte Way Luton, Bedfordshire LU48AE	(4)	Common Stock	100,000	1.16%	(8)

Peter G. Friedmann 4850 Keele Street Toronto, Ontario M3J 3K1	(2)	Preferred Series B Convertible Stock Preferred Series C Convertible Stock	12,625 9,412	100% 23.53%	(9)(10) (9)(11)

All Directors and Officers as a Group (10 persons)		Common Stock Preferred Series A Stock	3,110,167 100,000	35.97% 100%
		Preferred Series B Convertible Stock	12,625	100%
		Preferred Series C Convertible Stock	40,000	100%

Greater than 5% Ownership	(9)

FGC Holdings Ltd. 4850 Keele Street Toronto, Ontario M3J 3K1	(10)	Preferred Series B Convertible Stock Common Stock	12,625 721,429	100% 8.34%

IHL Investments, LLC 2150 Whitfield Industrial Way Sarasota, Florida 34243	(11)	Preferred Series C Convertible Stock Common Stock	40,000 1,454,545	100% 16.82%

(1)
Does not include an aggregate of 830,000 shares of Common Stock which may be issued upon exercise of incentive stock options which could be granted under the Company's 2005 Incentive Stock Option Plan.

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

(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Includes 530,000 shares of issued stock options.
(6)	Includes 2,000 shares owned jointly with Mr. Barr's wife. Includes 10,000 shares of issued stock options.
(7)	Includes 35,000 shares of issued stock options.
(8)	Includes 100,000 shares of issued stock options.
(9)	The information concerning the shares attributable to each beneficial owner is based solely on information contained in Section 13D filings each beneficial owner made with the SEC.
(10)	FGC Holdings Ltd. Is controlled by Peter G. Friedmann, a Director of the Company.
(11)	IHL Investments, LLC is controlled by Norman R. Dobiesz, Ewen R. Cameron and Peter G. Friedman, Directors of the Company.

Change of Control

The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears.  The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

The following table presents information as of December 31, 2008, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	1,011,000	$ 0.85	---
2005 Incentive Stock Option Plan	170,000	0.29	830,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 21, 2005 the Company amended its employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation - Employment Agreements.

An entity controlled by a Director of the Company occupies approximately 1,000 square feet of the office space in our Sarasota facility and 150 square feet of the office in the Company’s New York office.  The annual rent payment was approximately $101 for 2008 and $8 for 2007 and 2006.

During 2005 the Company borrowed $250 from an entity controlled by this same director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), is due November 2009.  The note, which is unsecured, may be prepaid by the Company beginning in October 2006 and is convertible, at the option of the holder, into shares of the Company’s Common Stock, at a conversion rate of $1.00 per share, and/or shares of any of the Company’s existing or future preferred stock, at a conversion rate to be determined by mutual agreement.  The Company made a partial payment of $177 in February 2008.  As of December 31, 2008 the balance was $203.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Kirkland, Russ, Murphy & Tapp, P.A.:

Kirkland, Russ, Murphy & Tapp, P.A. were engaged in July 2004 and have served as our registered certified public accounting firm during the years ended December 31, 2006, 2007 and 2008.  The following table summarizes the aggregate fees billed to the Company by Kirkland, Russ, Murphy & Tapp, P.A. for professional services performed in 2008, 2007 and 2006:

Fees	2008	2007	2006
Audit Fees (1)	$159	$155	$ 147

1.           Audit Fees.

Fees for audit services billed in 2008, 2007 and 2006 consisted of:
--           Audit of the Company’s annual financial statements for 2008, 2007 and 2006.
--           Reviews of the Company’s quarterly financial statements for 2008, 2007 and 2006.
--           Reviews of Securities and Exchange Commission documents.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants on a case-by-case basis.  The Audit Committee approved 100% of the services performed by Kirkland, Russ, Murphy & Tapp, P.A. in 2008, 2007 and 2006 as identified above.

PART  IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements: The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 22.

(2)
Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is on page 57.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

	(3)	See Item 15(c) below.

(b)	Reports on Form 8-K: The Company filed one report on Form 8-K during the fourth quarter of fiscal year ended December 31, 2008. Information regarding the item reported on is as follows:

	Date	Item Reported On

	October 28, 2008	5.02 Appointment of Certain Officers.

(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.

(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE  II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts		Writeoffs		Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2008	$348		$(171)	$	---	$	---	$177
Year ended December 31, 2007	365		(17)		---		---	348
Year ended December 31, 2006	217		222		---		(74)	365

Reserve for slow-moving inventories:

Year ended December 31, 2008	$1,069		$312	$	---		$(348)	$1,033
Year ended December 31, 2007	1,185		85		---		(201)	1,069
Year ended December 31, 2006	989		454		---		(258)	1,185

Valuation allowance for deferred tax assets:

Year ended December 31, 2008	$7,438	$	---		$1,419	$	---	$8,857
Year ended December 31, 2007	6,742		---		696		---	7,438
Year ended December 31, 2006	7,354		---		(612)		---	6,742

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: April 14, 2009	By:	/s/ Angela L. Marvin Angela L. Marvin Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	April 14, 2009

/s/ Angela L. Marvin Angela L. Marvin	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	April 14, 2009

/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	April 14, 2009

/s/ Gregory G. Barr Gregory G. Barr	Director	April 14, 2009

/s/ Richard L. Stevens Richard L. Stevens	Director	April 14, 2009

/s/ Peter G. Friedmann Peter G. Friedmann	Director	April 14, 2009

 EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
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
10.10
Amended and Restated Senior Secured Promissory Note in the amount of $1,000,000 dated and delivered March 29, 1999 by Teltronics, Inc. to Sirrom Capital Corporation.  Filed as Exhibit 10.2 to Teltronics' Form 10-Q filed May 14, 1999.

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

10.43	Credit Agreement by and among Teltronics, Inc. and Wells Fargo Foothill, Inc. dated May 31, 2007. Filed as Exhibit 10.1 to Form 8-K filed June 4, 2007.
10.44	Security Agreement by and among Wells Fargo Foothill, Inc. and Teltronics dated May 31, 2007. Filed as Exhibit 10.2 to Form 8-K filed June 4, 2007
10.45	Amendment Number One to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated May 31, 2007. Filed as Exhibit 10.2 to Form 10-Q filed August 14, 2007.
10.46	Employment Agreement between Teltronics Limited and Duncan Anderson dated March 1, 2005. Filed as Exhibit 10.46 to Form 10-K for the fiscal year ended December 31, 2007.
10.47
Asset Purchase Agreement dated December 19, 2007 by and among Access Communications, Collier Business Systems, John Mitchell, Chris R. Fickey and Teltronics Direct, Inc.  Filed as Exhibit 10.47 to Form 10-K for the fiscal year ended December 31, 2007.

10.48	Amendment Number Two to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated August 13, 2008. Filed as Exhibit 10 to Form 10-Q filed August 14, 2008.
10.47	Stock Purchase Agreement between Teltronics, Inc., John Mitchell, Chris R. Fickey dated August 21, 2008. Filed as Exhibit 10 to Form 8-K filed August 26, 2008.
10.50*	Amendment Number Three to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated February 18, 2009.
14.1	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
14.2	Code of Ethics. Teltronics, Inc. Board of Directors Code of Ethical Business Conduct filed as Exhibit 14.2 to Form 10-K for the fiscal year ended December 31, 2007.
21*	List of Subsidiaries.
23*	Consent of Independent Registered Certified Public Accountants, Kirkland, Russ, Murphy & Tapp, P.A.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.