Form 10-Q
period 2009-03-31
TELTRONICS INC
filed 2009-05-08
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2009

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

As of May 8, 2009, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 11.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$630	$548
Accounts receivable, net	7,359	5,366
Inventories, net	5,063	5,085
Prepaid expenses and other current assets	484	622
Total current assets	13,536	11,621

Property and equipment, net	694	748
Other assets	269	275

Total assets	$14,499	$12,644

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$5,587	$4,291
Current portion of long-term debt and capital lease obligations	1,441	1,440
Accounts payable	8,071	7,687
Other current liabilities	3,161	3,138
Total current liabilities	18,260	16,556
Long-term liabilities:
Deferred dividends	3,200	3,000
Long-term debt and capital lease obligations, net of current portion	1,912	2,214
Total long-term liabilities	5,112	5,214

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,726	24,725
Accumulated deficit and other comprehensive loss	(33,608)	(33,860)
Total shareholders' deficiency	(8,873)	(9,126)

Total liabilities and shareholders' deficiency	$14,499	$12,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2009	2008

Net sales
Product sales and installation	$7,058	$5,645
Maintenance and service	2,591	2,682
	9,649	8,327
Cost of goods sold	6,169	5,524
Gross profit	3,480	2,803
Operating expenses:
General and administrative	1,178	1,677
Sales and marketing	601	1,012
Research and development	735	1,068
Depreciation and amortization	53	88
	2,567	3,845

Income (loss) from operations	913	(1,042)

Other income (expense):
Interest	(408)	(326)
Other	30	1,459
	(378)	1,133
Income before income taxes	535	91
Income taxes	6	4
Net income	$529	$87
Dividends on Preferred Series B and C Convertible stock	263	305
Net income (loss) available to common shareholders	$266	$(218)

Net income (loss) per common share:
Basic and Diluted	$0.03	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	8,647,539	8,647,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2009	2008

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(834)	$800

INVESTING ACTIVITIES – NET	(3)	1,655

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	1,296	(1,706)
Net principal repayments on loan, notes and capital leases	(300)	(1,175)
Dividends paid on Preferred Series B Convertible Stock	(63)	(63)
Net cash flows provided by (used in) financing activities	933	(2,944)

Effect of exchange rate changes on cash and cash equivalents	(14)	(1)

Net increase (decrease) in cash and cash equivalents for the period	82	(490)

Cash and cash equivalents - Beginning of Period	548	1,123

Cash and cash equivalents - End of Period	$630	$633

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Certain reclassifications were made to the 2008 amounts to conform to the 2009 presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility.  Should these plans not meet management’s objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

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

If the Company is unable to continue to increase sales and lower operating costs, or raise additional funds this will have a material adverse effect on its business.  No adjustments have been made to the accompanying Condensed Consolidated Financial Statements based upon these plans and assumptions.

NOTE 2 - COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended March 31,
	2009	2008

Net income	$529	$87
Foreign currency translation	(14)	(1)
Total comprehensive income	$515	$86

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Basic and diluted
Net income	$529	$87
Preferred dividends	(263)	(305)
	$266	$(218)

Weighted average common shares outstanding	8,647,539	8,647,539
Net income (loss) per common share	$0.03	$(0.03)

For the three months ended March 31, 2009 and 2008, options to purchase 1,181,000 and 1,453,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)

Raw materials	$2,316	$2,697
Work-in-process	1,333	841
Finished goods	1,414	1,547
	$5,063	$5,085

NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility, as amended in February and March 2009, is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these covenants as of March 31, 2009.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of March 31, 2009 was $347.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales increased $1,322 or 15.9% for the three month period ended March 31, 2009 as compared to the same period in 2008.  The overall increase in net sales for the three month period ended March 31, 2009 was primarily the result of increase sales in the 20-20 market offset by slight decreases in Intelligent Systems Management market, the Contract Manufacturing market, and other miscellaneous markets.

Gross profit margin for the three month periods ended March 31, 2009 and 2008 was 36.1% and 33.7%, respectively.  The increase in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $2,567 for the three month period ended March 31, 2009 as compared to $3,845 for the same period in 2008.

General and administrative expenses decreased $499 for the three month period ended March 31, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended March 31, 2009 was primarily the result of budget cuts put into place during the last half of 2008 and other savings which resulted in a $352 decrease in compensation and benefits, $34 decrease in property tax expenses, $26 decrease in business insurance, $18 decrease in professional fees, $51 decrease in legal and accounting, $56 decrease in office supplies, $24 decrease in meals and entertainment offset by a $39 increase in provision for bad debt reserve, a $13 increase in dues and subscriptions, and other miscellaneous changes.

Sales and marketing expenses decreased $411 for the three month period ended March 31, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended March 31, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings  which resulted in a $218 decrease in compensation and benefits, a $20 decrease in rent, $14 decrease in document and fees, a $41 decrease in office expenses, a $66 decrease in travel, meals and entertainment related expense, a $19 decrease in advertising related expenses, and other miscellaneous changes.

Research and Development expenses decreased $333 for the three month period ended March 31, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended March 31, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings which resulted in a $246 decrease in compensation and benefits, a $9 decrease in rent, a $11 decrease in professional fees, a $6 decrease in office expenses, a $35 decrease in travel, meals and entertainment, a $21 decrease in certification expense, and other miscellaneous changes.

Other Income (Expense)

Other income was $30 for the three month period ended March 31, 2009 as compared to $1,459 of income for the same period in 2008 primarily due to the sale of Telident for $1,436 in 2008.  For the three month period ended March 31, 2009 interest expense increased $82 based on the debt balance and other fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2009 was $834, primarily the result of the increase in net assets of $1,853, an increase of $407 in liabilities, offset with net income and net non-cash income of $612.  The increase in net assets was primarily from an increase in accounts receivables, offset by decreases in inventory, prepaids and other assets.  Liabilities increased $407 primarily from an increase in accounts payable and deferred revenue.  Net income and non-cash income of $612 was primarily the result of the $529 net income recognized.

Net cash flows used in investing activities for the three months ended March 31, 2009 was $3, primarily from acquisitions of property and equipment.

Net cash flows provided by financing activities for the three months ended March 31, 2009 was $933 which was primarily the result of borrowings on the Company’s line of credit.

As of March 31, 2009 the Company has cash and cash equivalents of $630 as compared to $548 as of December 31, 2008.  Working capital deficiency was $4,724 and $4,935 as of March 31, 2009 and  December 31, 2008, respectively.

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  If these plans are not successful it may impair the Company’s ability to meet the financial covenants associated with the Company’s credit facility.  Should these plans not meet management’s objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

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

If the Company is unable to continue to increase sales and lower operating costs, or raise additional funds this will have a material adverse effect on its business.  No adjustments have been made to the accompanying Condensed Consolidated Financial Statements based upon these plans and assumptions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

During the quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $189 which amounts include interest thereon.

ITEM 6(a).       EXHIBITS

10.1	Amendment Number Four to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated March 1, 2009.
10.2	Employment Agreement between Teltronics, Inc. and Duncan Anderson dated April 16, 2009.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).       REPORTS ON FORM 8-K

The Company did not file any Form 8-K Reports during the quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: May 8, 2009	By:	/s/ EWEN R. CAMERON Ewen R. Cameron President & Chief Executive Officer

Dated: May 8, 2009	By:	/s/ ANGELA L. MARVIN Angela L. Marvin Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment Number Four to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated March 1, 2009.
10.2*	Employment Agreement between Teltronics, Inc. and Duncan Anderson dated April 16, 2009.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2008.