Form 10-Q
period 2009-06-30
TELTRONICS INC
filed 2009-08-12
CIK 97052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2009

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

(941) 753-5000
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 12, 2009, there were 8,647,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 12.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,140	$548
Accounts receivable, net	6,591	5,366
Inventories, net	5,574	5,085
Prepaid expenses and other current assets	456	622
Total current assets	13,761	11,621

Property and equipment, net	638	748
Other assets	359	275

Total assets	$14,758	$12,644

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$5,315	$4,291
Current portion of long-term debt and capital lease obligations	1,441	1,440
Accounts payable	5,751	6,954
Accrued expenses and other current liabilities	4,056	3,871
Total current liabilities	16,563	16,556
Long-term liabilities:
Deferred dividends	3,400	3,000
Long-term debt and capital lease obligations net of current portion	1,611	2,214
Total long-term liabilities	5,011	5,214

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,727	24,725
Accumulated deficit and other comprehensive loss	(31,552)	(33,860)
Total shareholders' deficiency	(6,816)	(9,126)

Total liabilities and shareholders' deficiency	$14,758	$12,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales
Product sales and installation	$9,032	$6,914	$16,090	$12,559
Maintenance and service	2,710	2,847	5,301	5,529
	11,742	9,761	21,391	18,088
Cost of goods sold	6,673	6,456	12,842	11,980
Gross profit	5,069	3,305	8,549	6,108
Operating expenses:
General and administrative	1,114	1,864	2,292	3,541
Sales and marketing	744	1,279	1,345	2,291
Research and development	609	1,181	1,344	2,249
Depreciation and amortization	53	260	106	348
	2,520	4,584	5,087	8,429

Income (loss) from operations	2,549	(1,279)	3,462	(2,321)

Other income (expense):
Interest	(371)	(299)	(779)	(625)
Other	(3)	(12)	27	1,447
	(374)	(311)	(752)	822
Income (loss) before income taxes	2,175	(1,590)	2,710	(1,499)
Income taxes	6	6	12	10
Net income (loss)	2,169	(1,596)	2,698	(1,509)
Dividends on Preferred Series B and C Convertible stock	263	264	526	569
Net income (loss) available to common shareholders	$1,906	$(1,860)	$2,172	$(2,078)

Net income (loss) per common share:
Basic	$0.22	$(0.22)	$0.25	$(0.24)
Diluted	$0.20	$(0.22)	$0.25	$(0.24)

Weighted average common shares outstanding:
Basic	8,647,539	8,647,539	8,647,539	8,647,539
Diluted	10,925,491	8,647,539	9,368,968	8,647,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Six Months Ended June 30,
	2009	2008

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$161	$3,008

INVESTING ACTIVITIES – NET	(4)	1,557

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	1,024	(3,449)
Net principal repayments on loan, notes and capital leases	(601)	(1,283)
Repayment of loan from related party	---	(177)
Dividends paid on Preferred Series B Convertible Stock	(126)	(126)
Net cash flows provided by (used in) financing activities	297	(5,035)

Effect of exchange rate changes on cash and cash equivalents	138	(9)

Net increase (decrease) in cash and cash equivalents for the period	592	(479)

Cash and cash equivalents - Beginning of Period	548	1,123

Cash and cash equivalents – End of Period	$1,140	$644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  These plans have met management’s objective for the first six months during 2009.

Additionally, management has led an effort to increase sales worldwide, with an emphasis on the promotion of its higher gross profit margin products.  That effort has lead to an increase in orders of 20-20 switching system installations with some of the Company’s largest customers.

The Company has been able to continue to increase sales and lower operating costs during the six month period ended June 30, 2009.  If the Company is unable to continue in this effort it could have a material adverse affect on its business.  No adjustments have been made to the accompanying Condensed Consolidated Financial Statements based upon these plans and assumptions.

The Company has evaluated all subsequent events through August 12, 2009, the date the financial statements were issued.

NOTE 2 – NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) in the second quarter of 2009. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 1, “Basis of Presentation” for the related disclosures. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issued Task Force Abstracts.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$2,169	$(1,596)	$2,698	$(1,509)
Foreign currency translation	150	(8)	136	(9)
Total comprehensive income (loss)	$2,319	$(1,604)	$2,834	$(1,518)

NOTE 4 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share	2009	2008	2009	2008

Basic
Net income (loss)	$2,169	$(1,596)	$2,698	$(1,509)
Preferred dividends	(263)	(264)	(526)	(569)
	$1,906	$(1,860)	$2,172	$(2,078)

Weighted average common shares Outstanding	8,647,539	8,647,539	8,647,539	8,647,539
Net income (loss) per common share	$0.22	$(0.22)	$0.25	$(0.24)

Diluted
Net income (loss)	$2,169	$(1,596)	$2,698	$(1,509)
Preferred dividends	---	(264)	(400)	(569)
	$2,169	$(1,860)	$2,298	$(2,078)

Weighted average common shares Outstanding	10,925,491	8,647,539	9,368,968	8,647,539
Net income (loss) per common share	$0.20	$(0.22)	$0.25	$(0.24)

Dilutive common shares primarily consist of employee stock options, Preferred Series B Convertible stock and Preferred Series C Convertible stock.  For the three months ended June 30, 2009 options to purchase 1,219,000 shares of common stock were not included in the computation of diluted net income because the effect would be anti-dilutive.  For the three months ended June 30, 2008 options to purchase 1,313,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.  For the six months ending June 30, 2009 options to purchase 1,321,000 shares of common stock and Preferred Series C Convertible stock were not included in the computation of diluted net income because the effect would be anti-dilutive.  For the six months ended June 30, 2008 options to purchase 1,313,000 of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 5 – INVENTORIES

The major classes of inventories are as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$3,015	$2,697
Work-in-process	1,007	841
Finished goods	1,552	1,547
	$5,574	$5,085

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these covenants as of June 30, 2009.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations under the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of June 30, 2009 was $690.

The Company’s credit facility was amended July 1, 2009 to change percentages of eligible receivables which is a key borrowing base criteria.  Management believes it will have a minor impact to the business.

NOTE 7 – COMMITMENTS AND OTHER CONTINGENCIES

The Company entered into a 15 year commercial lease agreement effective June 1, 2009 to lease a 51,520 square foot office building.  The Company will be moving its headquarters to this location.

The Company will be entering into a formal sublease agreement with an affiliated entity, controlled by one of the directors of the Company of which the affiliate has agreed to pay the lease obligation from June 1, 2009 through December 31, 2010 in return for the use of office space.  As of June 30, 2009, total rent expense paid by the affiliated company, on behalf of the Company, under this agreement was $11.

NOTE 8 – SUBSEQUENT EVENTS

The Company had outstanding debt to a related party that was subsequently paid in full on July 23, 2009 which included principal and interest accruing at 15% totaling $221.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales increased $1,981 or 20.3% for the three month period ended June 30, 2009 as compared to the same period in 2008.  Net sales increased $3,303 or 18.3% for the six month period ended June 30, 2009 as compared to the same period in 2008.  The overall increase in net sales for the three month period ended June 30, 2009 was primarily the result of increased sales in the 20-20™ market and other miscellaneous markets offset by slight decreases in the Intelligent Systems Management market and the Contract Manufacturing market.    The overall increase in net sales for the six month period ended June 30, 2009 was primarily the result of increased sales in the 20-20 market and other miscellaneous markets offset by slight decreases in the Intelligent Systems Management market and the Contract Manufacturing market.

Gross profit margin for the three month periods ended June 30, 2009 and 2008 was 43.2% and 33.9%, respectively.  Gross profit margin for the six month periods ended June 30, 2009 and 2008 was 40.0% and 33.8%, respectively.  The increase in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $2,520 for the three month period ended June 30, 2009 as compared to $4,584 for the same period in 2008.

General and administrative expenses decreased $750 for the three month period ended June 30, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended June 30, 2009 was primarily the result of budget cuts put into place during the last half of 2008 and other savings which resulted in a $361 decrease in severance expense, a $246 decrease in compensation and benefits, a $34 decrease in property tax expenses, a $27 decrease in business insurance, a $36 decrease in professional fees, a $43 decrease in legal and accounting, a $21 decrease in office supplies, a $27 decrease in meals and entertainment offset by a $26 increase in provision for bad debt reserve.

Sales and marketing expenses decreased $535 for the three month period ended June 30, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended June 30, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings which resulted in a $53 decrease in severance expense, a $255 decrease in compensation and benefits, a $99 decrease in provision for bad debt reserve, and a $113 decrease in travel, meals and entertainment related expense.

Research and development expenses decreased $572 for the three month period ended June 30, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended June 30, 2009 was primarily the result of budget cuts put into place during the last half of 2008 and other savings which resulted in a $178 decrease in severance expense, a $316 decrease in compensation and benefits, a $99 decrease in rent, a $12 decrease in professional fees, a $38 decrease in travel, meals and entertainment, offset by a $46 increase in material and equipment.

Depreciation and amortization expense decreased $207 for the three month period ended June 30, 2009 as compared to the same period in 2008.  The decrease for the three months ended June 30, 2009 was primarily the result of the $164 write off of a customer list in 2008 and reduced depreciation expense based on lower fixed asset purchases.

Operating expenses were $5,087 for the six month period ended June 30, 2009 as compared to $8,429 for the same period in 2008.

General and administrative expenses decreased $1,249 for the six month period ended June 30, 2009 as compared to the same period in 2008.  The net decrease for the six month period ended June 30, 2009 was primarily the result of budget cuts put into place during the last half of 2008 and other savings which resulted in a $361 decrease in severance expense, a $613 decrease in compensation and benefits, a $67 decrease in property tax expenses, a $52 decrease in business insurance, a $45 decrease in professional fees, a $91 decrease in legal and accounting, a $75 decrease in office supplies, a $48 decrease in meals and entertainment offset by a $64 increase in provision for bad debt reserve and $23 increase in software license and support.

Sales and marketing expenses decreased $946 for the six month period ended June 30, 2009 as compared to the same period in 2008.  The net decrease for the six month period ended June 30, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings which resulted in a $60 decrease in severance expense, a $490 decrease in compensation and benefits, a $99 decrease in provision for bad debt reserve, a $51 decrease in rent and utilities, a $66 decrease in supplies, and a $182 decrease in travel, meals and entertainment related expense.

Research and development expenses decreased $905 for the six month period ended June 30, 2009 as compared to the same period in 2008.  The net decrease for the six month period ended June 30, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings which resulted in a $172 decrease in severance expense, a $568 decrease in compensation and benefits, a $108 decrease in rent, a $10 decrease in professional fees, a $94 decrease in travel, meals and entertainment, offset by a $23 increase in material and equipment.

Depreciation and amortization expense decreased $242 for the six month period ended June 30, 2009 as compared to the same period in 2008.  The decrease for the six months ended June 30, 2009 was primarily the result of the $164 write off of a customer list in 2008 and reduced depreciation expense based on lower fixed asset purchases.

Other Income (Expense)

Other expense was $374 for the three month period ended June 30, 2009 as compared to $311 of expense for the same period in 2008 primarily due to a $72 increase in interest expense based on the debt balance and other fees.

Other expense was $752 for the six month period ended June 30, 2009 as compared to $822 of other income for the same period in 2008 primarily due to the sale of Telident for $1,436 in 2008.  For the six month period ended June 30, 2009 interest expense increased $154 based on the debt balance and other fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2009 was $161, primarily the result of the net income and non-cash income of $2,870 offset with an increase in net assets of $1,690 and a decrease of $1,019 in liabilities.  Net income and non-cash income of $2,870 was primarily the result of the $2,698 net income recognized.  The increase in net assets of $1,690 was primarily due to an increase in accounts receivables, inventory, and prepaids and other assets.  The decrease in liabilities of $1,019 was primarily due to a decrease in accounts payable offset with increases in accrued expenses and deferred revenues.

Net cash flows used in investing activities for the six months ended June 30, 2009 was $4, primarily from acquisitions of property and equipment.

Net cash flows provided by financing activities for the six months ended June 30, 2009 was $297 which was primarily the result of borrowings on the Company’s line of credit.

As of June 30, 2009 the Company has cash and cash equivalents of $1,140 as compared to $548 as of December 31, 2008.  Working capital deficiency was $2,802 and $4,935 as of June 30, 2009 and December 31, 2008, respectively.

The current state of the global economy and credit crunch has resulted in challenging times for all businesses.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs; these savings totaled $6,000.  During the six months ending June 30, 2009, the Company increased its focus on expense control, reduced operating redundancies, and reviewed processes for increased efficiencies.  The plans have met management’s objectives for the first six months of 2009.

Additionally, management has led an effort to increase sales worldwide, with an emphasis on its higher gross profit margin products.  That effort has lead to an increase in orders of 20-20 switching system installations with some of the Company’s largest customers.

The Company has been able to continue to increase sales and lower operating costs during the six month period ended June 30, 2009.  If the Company is unable to continue in this effort it could have a material adverse affect on its business.  No adjustments have been made to the accompanying Condensed Consolidated Financial Statements based upon these plans and assumptions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

During the quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, we were in arrears on dividend payments on our Series B Preferred Stock in the amounts of $189 which amounts include interest thereon.

ITEM 6(a).                      EXHIBITS

10.1
Lease Agreement dated May 14, 2009 between Gulfcoast Property No. 1, LLC (“Landlord”) and Teltronics, Inc. (“Tenant”) for the property located at 2511 Corporate Way, Palmetto, Florida, effective June 1, 2009.

10.2	Amendment Number Five to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated July 1, 2009.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).    REPORTS ON FORM 8-K

The Company did not file any Form 8-K Reports during the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: August 12, 2009	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: August 12, 2009	By:	/s/ Angela L. Marvin
Angela L. Marvin Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*
Lease Agreement dated May 14, 2009 between Gulfcoast Property No. 1, LLC (“Landlord”) and Teltronics, Inc. (“Tenant”) for the property located at 2511 Corporate Way, Palmetto, Florida, effective June 1, 2009.

10.2*	Amendment Number Five to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated July 1, 2009.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2009.