Form 10-Q
period 2009-09-30
TELTRONICS INC
filed 2009-11-12
CIK 97052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2009

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

As of November 9, 2009, there were 8,653,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 12.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,309	$548
Accounts receivable, net	8,397	5,366
Inventories, net	4,711	5,085
Prepaid expenses and other current assets	400	622
Total current assets	14,817	11,621

Property and equipment, net	755	748
Other assets	365	275

Total assets	$15,937	$12,644

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$5,096	$4,291
Current portion of long-term debt and capital lease obligations	1,228	1,440
Accounts payable	5,263	6,954
Accrued expenses and other current liabilities	3,966	3,871
Total current liabilities	15,553	16,556
Long-term liabilities:
Deferred dividends	3,600	3,000
Long-term debt and capital lease obligations net of current portion	1,335	2,214
Total long-term liabilities	4,935	5,214

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,730	24,725
Accumulated deficit and other comprehensive loss	(29,290)	(33,860)
Total shareholders' deficiency	(4,551)	(9,126)

Total liabilities and shareholders' deficiency	$15,937	$12,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales
Product sales and installation	$11,513	$5,097	$27,603	$17,656
Maintenance and service	2,692	2,999	7,994	8,528
	14,205	8,096	35,597	26,184
Cost of goods sold	8,367	4,954	21,209	16,934
Gross profit	5,838	3,142	14,388	9,250
Operating expenses:
General and administrative	1,270	1,075	3,562	4,617
Sales and marketing	839	798	2,184	3,088
Research and development	752	794	2,096	3,043
Depreciation and amortization	38	92	144	440
	2,899	2,759	7,986	11,188

Income (loss) from operations	2,939	383	6,402	(1,938)

Other income (expense):
Interest	(339)	(299)	(1,118)	(924)
Other	(14)	(3)	13	1,406
Minority interest income	---	---	---	38
	(353)	(302)	(1,105)	520
Income (loss) before income taxes	2,586	81	5,297	(1,418)
Income taxes	5	6	17	16
Net income (loss)	2,581	75	5,280	(1,434)
Dividends on Preferred Series B and C Convertible stock	263	263	791	832
Net income (loss) available to common shareholders	$2,318	$(188)	$4,489	$(2,266)

Net income (loss) per common share:
Basic	$0.27	$(0.02)	$0.52	$(0.26)
Diluted	$0.23	$(0.02)	$0.48	$(0.26)

Weighted average common shares outstanding:
Basic	8,648,361	8,647,539	8,647,810	8,647,539
Diluted	11,230,761	8,647,539	11,044,528	8,647,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Nine Months Ended September 30,
	2009	2008

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$1,334	$1,468

INVESTING ACTIVITIES – NET	(180)	1,524

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	805	(1,238)
Net principal repayments on loan, notes and capital leases	(887)	(1,646)
Repayment of loan from related party	(203)	(177)
Dividends paid on Preferred Series B Convertible Stock	(189)	(189)
Net cash flows provided by (used in) financing activities	(474)	(3,250)

Effect of exchange rate changes on cash and cash equivalents	81	(80)

Net increase (decrease) in cash and cash equivalents for the period	761	(338)

Cash and cash equivalents - Beginning of Period	548	1,123

Cash and cash equivalents – End of Period	$1,309	$785

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The current state of the global economy and credit crunch have resulted in challenging times for all businesses.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  These plans have met management’s objective for the first nine months during 2009.

Additionally, management has led an effort to increase sales worldwide, with an emphasis on the promotion of its higher gross profit margin products.  That effort has lead to an increase in orders of 20-20 switching system installations with some of the Company’s largest customers.

The Company has been able to continue to increase sales and lower operating costs during the nine month period ended September 30, 2009.  If the Company is unable to continue in this effort it could have a material adverse affect on its business.  No adjustments have been made to the accompanying Condensed Consolidated Financial Statements based upon these plans and assumptions.

The Company has evaluated all subsequent events through November 9, 2009, the date the financial statements were issued.

NOTE 2 - NEW ACCOUNTING STANDARDS

The Company adopted Accounting Standards Codification No. 855, “Subsequent Events” (“ASC 855”) in the second quarter of 2009.  ASC 855 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 1, “Basis of Presentation” for the related disclosures. The adoption of ACS 855 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued ASC No. 105, “The FASB Accounting Standards Codification™ and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“ASC 105”).  ASC 105 established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issued Task Force Abstracts.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$2,581	$75	$5,280	$(1,434)
Foreign currency translation	(55)	(71)	81	(80)
Total comprehensive income (loss)	$2,526	$4	$5,361	$(1,514)

NOTE 4 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss) per share	2009	2008	2009	2008

Basic
Net income (loss)	$2,581	$75	$5,280	$(1,434)
Preferred dividends	(263)	(263)	(791)	(832)
	$2,318	$(188)	$4,489	$(2,266)

Weighted average common shares Outstanding	8,648,361	8,647,539	8,647,810	8,647,539
Net income (loss) per common share	$0.27	$(0.02)	$0.52	$(0.26)

Diluted
Net income (loss)	$2,581	$75	$5,280	$(1,434)
Preferred dividends	---	(263)	---	(832)
	$2,581	$(188)	$5,280	$(2,266)

Weighted average common shares Outstanding	11,230,761	8,647,539	11,044,528	8,647,539
Net income (loss) per common share	$0.23	$(0.02)	$0.48	$(0.26)

Dilutive common shares primarily consist of employee stock options, Preferred Series B Convertible stock and Preferred Series C Convertible stock.  For the three months ended September 30, 2009 options to purchase 893,574 shares of common stock were not included in the computation of diluted net income because the effect would be anti-dilutive.  For the three months ended September 30, 2008 options to purchase 1,251,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.  For the nine months ending September 30, 2009 options to purchase 1,079,256 shares of common stock were not included in the computation of diluted net income because the effect would be anti-dilutive.  For the nine months ended September 30, 2008 options to purchase 1,251,000 shares of common stock and

Preferred Series B and C Convertible stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 5 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$2,525	$2,697
Work-in-process	1,216	841
Finished goods	970	1,547
	$4,711	$5,085

NOTE 6 - LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these covenants as of September 30, 2009.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations under the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of September 30, 2009 was $904.

The Company’s credit facility was amended July 1, 2009 to change percentages of eligible receivables which is a key borrowing base criteria.  Management believes it will have a minor impact to the business.

NOTE 7 - COMMITMENTS AND OTHER CONTINGENCIES

The Company entered into a 15 year commercial lease agreement effective June 1, 2009 to lease a 51,520 square foot office building.  The Company will be moving its headquarters to this location.

The Company will be entering into a formal sublease agreement with an affiliated entity, controlled by one of the directors of the Company of which the affiliate has agreed to pay the lease obligation from June 1, 2009 through December 31, 2010 in return for the use of office space.  As of September 30, 2009, total rent expense paid by the affiliated company, on behalf of the Company, under this agreement was $64.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales increased $6,109 or 75.5% for the three month period ended September 30, 2009 as compared to the same period in 2008.  Net sales increased $9,413 or 36.0% for the nine month period ended September 30, 2009 as compared to the same period in 2008.  The overall increase in net sales for the three month period ended September 30, 2009 was primarily the result of increased sales in the 20-20™ market and other miscellaneous markets offset by slight decreases in the Intelligent Systems Management market.  The overall increase in net sales for the nine month period ended September 30, 2009 was primarily the result of increased sales in the 20-20 market and other miscellaneous markets offset by slight decreases in the Intelligent Systems Management market and the Contract Manufacturing market.

Gross profit margin for the three month periods ended September 30, 2009 and 2008 was 41.1% and 38.8%, respectively.  Gross profit margin for the nine month periods ended September 30, 2009 and 2008 was 40.4% and 35.3%, respectively.  The increase in gross profit percentage was primarily driven by sales mix, manufacturing variances and project management.

Operating Expenses

Operating expenses were $2,899 for the three month period ended September 30, 2009 as compared to $2,759 for the same period in 2008.

General and administrative expenses increased $195 for the three month period ended September 30, 2009 as compared to the same period in 2008.  The net increase for the three month period ended September 30, 2009 was primarily the result of $147 increase in provision for bad debt, $45 increase in commissions due to increased sales, $25 increase in compensation as related to severance, $16 increase related to bank fees offset by $38 decrease in professional fees.

Sales and marketing expenses increased $41 for the three month period ended September 30, 2009 as compared to the same period in 2008.  The net increase for the three month period ended September 30, 2009 was primarily the result of $137 increase in provision for bad debts due to a decrease in the Accounts Receivable Reserve in the third quarter of 2008, $29 increase in advertising, $21 increase in rent offset by budget cuts put into place during last half of 2008 and other savings which resulted in a $95 decrease in compensation and benefits, a $27 decrease in travel, meals and entertainment related expense, and a $24 decrease in office expense.

Research and development expenses decreased $42 for the three month period ended September 30, 2009 as compared to the same period in 2008.  The net decrease for the three month period ended September 30, 2009 was primarily the result of budget cuts put into place during the last half of 2008 and other savings which resulted in a $35 decrease in compensation and benefits, a $33 decrease in rent, a $16 decrease in certifications, offset by a $42 increase in professional fees.

Depreciation and amortization expense decreased $54 for the three month period ended September 30, 2009 as compared to the same period in 2008.  The decrease for the three months ended September 30, 2009 was primarily the result of reduced depreciation expense based on lower fixed asset purchases.

Operating expenses were $7,986 for the nine month period ended September 30, 2009 as compared to $11,188 for the same period in 2008.

General and administrative expenses decreased $1,055 for the nine month period ended September 30, 2009 as compared to the same period in 2008.  The net decrease for the nine month period ended September 30, 2009 was primarily the result of budget cuts put into place during the last half of 2008 and other savings which resulted in a $940 decrease in compensation and benefits, a $102 decrease in property tax expenses, a $219 decrease in business insurance, audit/legal and professional fees, a $66 decrease in office supplies, a $52 decrease in meals and entertainment, a $35 decrease in equipment purchases and repair, offset by a $230 increase in provision for bad debt reserve, a $36 increase in software license and support, a $40 increase in rent, a $33 increase in bank charges, a $5 increase in public entity expenses and $15 increase in other office expenses.

Sales and marketing expenses decreased $904 for the nine month period ended September 30, 2009 as compared to the same period in 2008.  The net decrease for the nine month period ended September 30, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings which resulted in a $782 decrease in compensation and benefits, a $39 decrease in provision for bad debt reserve, a $9 decrease in rent, a $45 decrease in supplies, and a $135 decrease in travel, meals and entertainment related expense, a $41 decrease in advertising and tradeshows, a $25 decrease in other office expense, offset by a $172 increase in compensation due to increased sales.

Research and development expenses decreased $947 for the nine month period ended September 30, 2009 as compared to the same period in 2008.  The net decrease for the nine month period ended September 30, 2009 was primarily the result of budget cuts put into place during last half of 2008 and other savings which resulted in a $775 decrease in compensation and benefits, a $139 decrease in rent, a $55 decrease in travel, meals and entertainment, a $58 decrease in certifications, offset by a $66 increase in professional fees and consulting services and a $14 increase in material and equipment.

Depreciation and amortization expense decreased $296 for the nine month period ended September 30, 2009 as compared to the same period in 2008.  The decrease for the nine months ended September 30, 2009 was primarily the result of the $164 write off of a customer list in 2008 and reduced depreciation expense based on fully depreciated assets and less fixed asset purchases.

Other Income (Expense)

Other expense was $353 for the three month period ended September 30, 2009 as compared to $302 of expense for the same period in 2008 primarily due to a $40 increase in interest expense based on the debt balance and other fees.

Other expense was $1,105 for the nine month period ended September 30, 2009 as compared to $520 of other income for the same period in 2008 primarily due to the sale of Telident for $1,436 in 2008.  For the nine month period ended September 30, 2009 interest expense increased $194 based on the debt balance and other fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2009 was $1,334 primarily the result of the net income and non-cash income of $5,513 offset with an increase in net assets of $2,580 and a decrease of $1,599 in liabilities.  Net income and non-cash income of $5,513 was primarily the result of the $5,280 net income recognized.  The increase in net assets of $2,580 was primarily due to an increase in accounts receivables and other assets offset with decreases in inventory and prepaids.  The decrease in liabilities of $1,598 was primarily due to a decrease in accounts payable offset with increases in accrued expenses and deferred revenues.

Net cash flows used in investing activities for the nine months ended September 30, 2009 was $180 primarily from acquisitions of property and equipment.

Net cash flows used in financing activities for the nine months ended September 30, 2009 was $474 which was primarily the result of repayment of a loan from a related party along with dividends paid.

As of September 30, 2009 the Company has cash and cash equivalents of $1,309 as compared to $548 as of December 31, 2008.  Working capital deficiency was $736 and $4,935 as of September 30, 2009 and December 31, 2008, respectively.

The current state of the global economy and credit crunch has resulted in challenging times for all businesses.  The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs; these savings totaled $6,000.  During the nine months ending September 30, 2009, the Company increased its focus on expense control, reduced operating redundancies, and reviewed processes for increased efficiencies.  The plans have met management’s objectives for the first nine months of 2009.

Additionally, management has led an effort to increase sales worldwide, with an emphasis on its higher gross profit margin products.  That effort has lead to an increase in orders of 20-20 switching system installations with some of the Company’s largest customers.

The Company has been able to continue to increase sales and lower operating costs during the nine month period ended September 30, 2009.  If the Company is unable to continue in this effort it could have a material adverse affect on its business.  No adjustments have been made to the accompanying Condensed Consolidated Financial Statements based upon these plans and assumptions.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

ITEM 4.           CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

During the quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2009, we were in arrears on dividend payments on our Series B Preferred Stock in the amount of $189 which amounts include interest thereon.

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

ITEM 6(b).       REPORTS ON FORM 8-K

The Company did not file any Form 8-K Reports during the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: November 10, 2009	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: November 10, 2009	By:	/s/ Angela L. Marvin
Angela L. Marvin Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2009.