Form 10-K
period 2009-12-31
TELTRONICS INC
filed 2010-03-24
CIK 97052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

2511 Corporate Way, Palmetto, Florida 34221
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value on the OTC Bulletin Board of the Registrant's common stock held by non-affiliates, computed by reference to the average bid and asked price of the common stock on the OTC Bulletin Board as of the last business day of Teltronics' most recently completed second fiscal quarter (June 30, 2009), was approximately $985,884.  For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

As of March 22, 2010, 8,708,539 shares of the Registrant's common stock, par value $.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index appears on pages 55.

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

    Management utilizes criteria provided in Accounting Standards Codification 280 “Segment Reporting” (“ASC280”) to define its operating segments.  This standard defines an operating segment as a component of an enterprise (1) which engages in business activities from which it earns sales and incurs expenses, (2) whose operating results are regularly reviewed by the enterprises chief operating decision maker and (3) for which discrete financial information is available.

    The Company's operations are classified into two reportable segments, Teltronics, Inc. and Teltronics Limited (“UK”).  During 2008 the Company closed the Mexico segment.  This segment’s closing does not indicate a discontinuation of the Mexico business.  Existing business and new business within Mexico is being handled by United States personnel.  Operating segment data for 2009, 2008 and 2007 are summarized in Note 13 in the notes to the Consolidated Financial Statements in Part II and are incorporated herein by reference.

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

    Our products are manufactured in our ISO 9001:2008 certified factory.  This enables us to be more responsive to our customers, as well as providing an additional source of revenue through our ability to provide contract manufacturing services.  We have invested in facilities that will allow us to expand our manufacturing for our existing product lines and accommodate an increase in our contract manufacturing services business.

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

    iSLM VQProbe™.  VQProbe is a high performance, standards-based, non-intrusive call quality monitoring and diagnostic agent that integrates directly into the ISM/iSLM suite of products.  It provides real-time visibility of network performance, detection of transient problems and comprehensive diagnostic data.  VQProbe collects voice quality data transmitted in an RTCP-XR stream or measures key characteristics of the packet voice stream (RTP packets) and calculates real-time performance data used to detect, characterize and report transient problems.  It provides detailed information on the severity and distribution of packet loss and discards due to jitter and other essential diagnostic data. Most importantly, VQProbe is able to detect the transient IP problems and assess their effects on call quality.

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

    NimBUS is a Service Level Management platform that provides scalable, resilient, and reliable monitoring capabilities for Service Providers that wish to proactively manage their clients’ IT infrastructures and critical business services.

Customer Contact Management Systems

    OmniWorks™.  OmniWorks is a Windows client-server based, sophisticated multi-media customer contact and management system for use by enterprise operations whose mission includes receiving or launching large numbers of telephone calls.  The product also has the capability of receiving or launching large quantities of emails, or accommodating real time web-based responses to product/services queries through "chat" sessions.  The system detects information about callers, organizes the calls according to predetermined priorities, places the calls in "queues" to be serviced by employees, and may even route the calls based on the "skills" of the call handlers ("skills-based routing").

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

Switching Systems

    Building on decades of enterprise telephony leadership and experience, Teltronics switching systems offer 99.999% quality of service, mission critical reliability and scalability.  With more than 15,000 systems in operation world wide, Teltronics is the solution of choice for a wide variety of industries including service providers, utilities, manufacturing, retail, government, education, healthcare and financial institutions.  Scaling from 8 to 9,216 ports, the Cerato® family of products provides hybrid and pure IP solutions supporting small, medium and large enterprises with one or multiple locations.

    CERATO® ME and LE.   Expanding on the success of the 20-20™, Teltronics launched a whole new range of products under the Cerato name.  The Cerato ME and LE offers the same unsurpassed reliability and feature rich services customers have previously enjoyed but with a reduced footprint so less space is required for implementation.  The Cerato ME and LE are full-featured, redundant, high-density communication systems with a complete set of calling features and multi-media applications supporting, analog, digital, VoIP and softphone subscribers.

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

    CERATO IP. Cerato IP is a pure VoIP PBX.  Cerato IP uses Session Initiation Protocol (“SIP”) and is specifically designed to meet the needs of small to medium sized enterprises (both single-site and multi-location).  The system combines the high speed access of broadband, the reliability of modern telecommunications, and the power of full-featured network servers to provide high quality voice and data communications to employees whether they work at the office, at home, or around the globe.

    Cerato IP can sit behind an existing legacy private branch exchange (“PBX”) to provide VoIP functionality, or connect directly to the PSTN and IP networks.  It supports standard analog and digital trunk connections to the PSTN plus WAN gateway connections to corporate WANs or the Internet for VoIP calls irrespective of location.  The system supports portal-to-portal VoIP internetworking to reduce inter-site call costs.  Simplicity of installation, programming, and administration/use are some of Cerato IP’s most appealing benefits. Intuitive, easy to use graphical administration tools take the complexity out of system installation and administration, and Cerato IP's Fingertip Toolset™ enables employees to manage their own workstation settings and launch powerful integrated application suites at the touch of a button.  Cerato IP supports a range of SIP phones including a touch-screen phone.

    Linux-based Cerato IP supports over 700 ports, including up to 500 IP phones, portal-to-portal VoIP internetworking, plus PSTN Gateways to support up to 96 analog trunks and/or analog phones and up to 192 T1 PRI/240 E1 PRI trunks.  The target Cerato IP market is customers with single or multi-site campus environments; a multi-site campus supporting over 4,000 phones.

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

Electronic Manufacturing Services

    Teltronics provides electronic manufacturing services for companies in the telecommunications, industrial control, test and measurement and other computer-related industries.  Services include design and test ability reviews, turnkey material procurement and management, automated through-hole or surface mount circuit board assembly, in-circuit and functional test, and final mechanical integration. Teltronics' manufacturing operations are certified to ISO 9001:2008.  The manufacturing facility is also UL registered. Through our quality certifications, Teltronics has established and demonstrated effective procedures and processes that ensure that all products are manufactured, installed and serviced under a quality system, which carries an internationally recognized and certified level of excellence.

    Teltronics' current manufacturing capacity should allow for increased growth of the Company's existing product lines and accommodate an increase in electronic manufacturing services business.

Trademarks, Patents and Copyrights

    We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others.  We believe that we have direct intellectual property rights covering substantially all our material technologies.  We currently hold a world-wide, non-exclusive, fully paid-up license to make, use and sell the inventions under approximately 40 U.S patents and numerous international patents and patent applications relating to the 20-20 digital switching product line.  We consider the patents relating to our digital switching products to be the most important to our business.  The U.S. patents relating to the 20-20 digital switching systems expire on various dates between 2010 and 2020.  We have approximately 22 registered trademarks in the United States, of which we consider the 20-20 and the SEBea to be our most valuable.  We license some technology from third parties that we use in providing manufacturing services to our customers.  We believe that such licenses are generally available on commercial terms from a number of licensors.  Generally, the agreements governing such technology grant us non-exclusive licenses regarding the subject technology and terminate upon a material breach by us.

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

Backlog

    The Company's backlog at December 31, 2009 was approximately $9,547, as compared to $17,181 at December 31, 2008.  The Company's backlog is for orders that have scheduled deliveries or maintenance over the next twelve months, and is not an indication that the Company is unable to fulfill these requirements.  Given the nature of our relationships with our customers, we allow our customers to reschedule deliveries, and therefore, backlog is not necessarily indicative of our future financial results.

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

	Years Ended December 31,
	2009	2008	2007

New York City Department of Education	50%	30%	24%
Nielsen Media Research	---%	7%	11%

    We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue.  The historic percentages in the table above are not necessarily indicative of the percentage of net sales that we may receive from any customer in the future.

Competition

    The telecommunications network industry is highly competitive.  For the Switching Systems and Contact Center product lines the dominate competitors are Cisco and Avaya, which acquired the business of NORTEL.  For the iSLM product line our primary competitors are HP, IBM, BMC and NET IQ.  We compete very favorably with all of our competitors based on price/total cost of ownership, reliability, scalability, technology, ease of administration, installation and use, customer service and technical support.

Research and Product Development

    The Company maintains continuing research and development efforts directed toward enhancement of its existing product lines and development of new products.  The Company's research and development expenditures during the fiscal years ended December 31, 2009, 2008 and 2007 were $2,826, $3,928 and $4,671, respectively.

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

Employees

    As of December 31, 2009, the Company had 186 employees.

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

    Teltronics, Inc. recently signed a new lease agreement for a state of the art facility located in Palmetto, Florida.  The new facility is comprised of 21,520 square feet office space and 30,000 square feet manufacturing space.  The new lease agreement expires in 2025.

    Our old facility where our manufacturing continues to operate at December 31, 2009 is in Sarasota, Florida.  The leased facility consists of approximately 72,000 square feet, approximately 36,000 square feet of which are used for laboratories and offices.  The lease expires in February 2011.

    To date, Teltronics operates the business from both the new facility and the old facility in order to continue manufacturing processes.  The move of the manufacturing plant to the Palmetto facility is anticipated for sometime during 2010.

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

	COMMON STOCK
	2009		2008
	High	Low	High	Low
PERIOD

1st Quarter	$0.04	$0.01	$0.34	$0.30
2nd Quarter	0.25	0.03	0.33	0.17
3rd Quarter	0.74	0.12	0.21	0.10
4th Quarter	1.95	0.59	0.12	0.03

On March 22, 2010, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $1.63 per share.  As of March 22, 2010, there were approximately 408 shareholders of record of the Company's common stock.

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

The Company has 12,625 shares of Preferred Series B Convertible stock outstanding at December 31, 2009 and 2008.  The Preferred Series B Convertible stock provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares.  The Company has the right, but not the obligation, to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends. Unpaid dividends accrue interest at 10% per annum.  The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director which has been exercised by the holder.

The Company has 40,000 shares of Preferred Series C Convertible stock outstanding at December 31, 2009 and 2008.  The Preferred Series C Convertible stock, which is owned by an entity controlled by the Company’s Director and Executive Vice President of Business Development, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series C Convertible stock has the right, but not the obligation, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment.  The Company has the right, but not the obligation, to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.  Unpaid dividends accrue interest at 10% per annum.  As of December 31, 2009 and 2008, accrued interest on these Preferred Series C shares totaled $1,064 and $724, respectively.

The information relating to our equity compensation plans required by this item is included in Item 12 under the heading "Equity Compensation Plans" and incorporated by reference herein.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock as compared to the cumulative total return for the Nasdaq Stock Market Total Return Index – US Companies, and the Nasdaq Stock Market – Telecommunications Stock Index.  The Stock Performance Graph assumes $100 was invested in the stock or the index on December 31, 2004 and assumes that no dividends were paid.

Five Year Cumulative Total Return Chart
(Per $100 Invested)

	2004	2005	2006	2007	2008	2009
Teltronics, Inc.	100	81	63	56	6	285
NASDAQ Stock Market – US Companies	100	101	111	122	71	105
NASDAQ Stock Market – Telecommunications Stock	100	93	119	129	74	109

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

	2009	2008	2007	2006	2005
Statement of Operations Data:

Net sales	$43,092	$34,638	$40,631	$46,891	$46,111
Gross profit	17,650	11,442	15,448	19,311	18,178
Recurring operating expense	10,712	14,550	15,441	16,198	16,182
Impairment of fixed assets	---	---	---	---	1,583
Impairment of goodwill and intangible assets	---	169	---	---	---
Total operating expenses	10,712	14,719	15,441	16,198	17,765
Income (loss) from operations	6,938	(3,277)	7	3,113	413
Other income (expense):
Interest	(1,441)	(1,402)	(1,948)	(1,449)	(1,283)
Non-operating gain (loss)	49	1,407	(136)	(19)	4,728
Total other income (expense)	(1,392)	5	(2,084)	(1,468)	3,445

Net income (loss)	5,427	$(3,281)	$(2,070)	$1,607	$3,816
Net income (loss) available to common shareholders	4,374	$(4,376)	$(3,022)	$954	$3,168

Net income (loss) per share:
Basic	$0.51	$(0.51)	$(0.35)	$0.11	$0.39
Diluted	$0.48	$(0.51)	$(0.35)	$0.10	$0.36

Shares used to compute amount:
Basic	8,653,090	8,647,539	8,646,706	8,637,246	8,041,323
Diluted	9,730,310	8,647,539	8,646,706	9,280,289	10,540,391
Balance Sheet Data:
Working capital (deficiency)	$(962)	$(4,935)	$116	$798	$(326)
Total assets	11,543	12,644	18,033	16,692	16,980
Line of credit, current portion of long-term debt and capital lease obligations	4,344	5,731	5,788	6,228	5,967
Long-term debt and capital lease obligations, less current portion	1,029	2,214	4,125	2,366	3,081
Total shareholders' deficiency	$(4,672)	$(9,126)	$(4,487)	$(1,452)	$(2,586)

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

    Although the Company continues to offer the 20-20 system in its Digital form, it also offers the ability to IP enable the 20-20, both to the desk top as well as to the PSTN/SIP trunks, etc.

    The latest iteration of the 20-20 is the re-engineered CERATO ME/LE which is a fully redundant high density hybrid IP PBX.

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

Critical Accounting Policies and Estimates

    The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates because the estimates represent judgments made at specific dates for events that are ongoing.  Critical accounting policies have the potential to have the most significant impact on the consolidated financial statements. We have disclosed all significant accounting policies including our critical accounting policies in Note 2 to the consolidated financial statements included in this Form 10-K.

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

    Revenue Recognition – Multiple-Element Arrangements.  Certain of the Company's arrangements include multiple deliverables, which consist of product, installation, and training.  In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Accounting Standards Codification 605-25 “Revenue Recognition – Multiple-Element Arrangements” (“ASC 605-25”).  Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company's control.

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

Impairments

    If the carrying value of an asset exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and carrying value in accordance with Accounting Standards Codification 360-10 “Property, Plant and Equipment – Impairment of Long Lived Assets”.  (“ASC 360-10”)

    The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (ASC350”).

Inventory obsolescence

    Inventories are stated at the lower of cost or market.  In the electronics and telecommunications industry technology changes rapidly and, accordingly, a considerable amount of judgment is used when evaluating inventories for the level of obsolescence.

Results of Operations

The following tables set forth certain data, expressed as a percentage of revenue, from the consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Gross profit	41.0	33.0	38.0
Recurring operating expense	25.0	42.0	38.0
Impairment of fixed assets	---	0.5	---
Total operating expenses	25.0	42.5	38.0
Income (loss) from operations	16.0	(9.5)	0.0

Other income (expense):
Interest	(3.3)	(4.0)	(4.8)
Non-operating gain (loss)	0.1	4.0	(0.3)

Total other income (expense)	(3.2)	0.0	(5.1)

Income (loss) before income taxes	12.8	(9.5)	(5.1)

Provision for income taxes	0.2	0.0	0.0
Net income (loss)	12.6%	(9.5)%	(5.1)%

    The following is a discussion of results of operations for each of the three years ended December 31, 2009, 2008 and 2007.  The discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere herein. The statements regarding the telecommunications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements.

Net Sales and Gross Profit Margin (in thousands)

    Net sales increased $8,454 or 24.4% for the year ended December 31, 2009 as compared to the same period in 2008.  Net sales decreased $5,993 or 14.7% for the year ended December 31, 2008 compared to the same period in 2007.

    The increase in net sales for the year ended December 31, 2009 was primarily a result of an increase of $9,047 in net sales from the US and a decrease of $593 in net sales from the UK subsidiary.

    The decrease in net sales for the year ended December 31, 2008 was primarily a result of a decrease of $5,684 in net sales from the US, a decrease of $49 in net sales from UK subsidiary, and a $260 decrease in net sales from the Mexico subsidiary.

    Gross profit margin for the years ended December 31, 2009, 2008 and 2007 were 41.0%, 33.0% and 38.0%, respectively. Gross profit margin fluctuates based on current pricing volume and mix of sales.

Operating Expenses

    Recurring operating expenses were $10,712, $14,550 and $15,441 for the years ended December 31, 2009, 2008 and 2007, respectively.  Due to the economic downturn, the Company made two cuts during 2008. In June 2008 the Company closed down its Research and Development facility in Salt Lake City, Utah.  R&D for the 20-20/Cerato products are now consolidated in California and in Sarasota.  The Company also reduced its personnel in Sarasota in its ISM product line as well as decreased personnel in its manufacturing facility.  These cuts reduced the Company’s operating expenses by $3,838 and $891 in 2009 and 2008, respectively.

2009

    General and administrative expenses decreased $1,387 for the year ended December 31, 2009 as compared to the same period in 2008.  The net decrease for the year ended December 31, 2009 was primarily the result of the following items:  (a) a $794 decrease in compensation and fringe benefit expense, (b) a $309 decrease in severance, (c) a $38 decrease in business insurance, (d) a $86 decrease in professional fees, (e) a $181 decrease in audit and legal fees, (f) a $72 decrease in office supplies, (g) a $24 decrease in travel, M&E and, (h) a $32 decrease in software, licenses and support.  These decreases were offset with a $149 increase in bad debt reserve.

    Sales and marketing expenses decreased $1,041 for the year ended December 31, 2009 as compared to the same period in 2008.  The net decrease for the year ended December 31, 2009 was  primarily the result of the following items:  (a) a $730 decrease in compensation and fringe benefit expenses, (b) a $36 decrease in severance, (c) a $11 decrease in professional fees, (d) a $14 decrease in document fees, (e) a $92 decrease in telephone and office supplies, (f) a $146 decrease in travel, M&E and (h) a $32 decrease in sales promotions, training and software, license and support.  These decreases were offset with a $20 increase in bad debt reserve.

    Research and development expenses decreased $1,102 for the year ended December 31, 2009 as compared to the same period in 2008.  The net decrease for the year December 31, 2009 was primarily the result of (a) a $605 decrease in compensation and fringe benefits, (b) a $167 decrease in severance, (c) a $267 decrease in rents, (d) a $62 decrease in travel, M&E, (e) a $62 decrease in certifications and (f) a $9 decrease in telephone charges.  These decreases were offset by a $47 increase in outside consulting fees and a $23 increase in R&D material and equipment.

    Depreciation and amortization decreased by $308 for the year ended December 31, 2009 as compared to the same period in 2008.  The decrease for the year ended December 31, 2009 was primarily the result of (a) lower asset purchases and older assets becoming fully depreciated and (b) a $171 decrease due to the purchase of a customer list that was subsequently written off in 2008.

2008

    General and administrative expenses increased $398 for the year ended December 31, 2008 as compared to the same period in 2007.  The net increase for the year ended December 31, 2008 was primarily the result of the following items: (a) a $266 increase in compensation and fringe benefit expenses, (b) a $262 increase in severance, (c) a $120 increase in professional fees and (d) an $87 increase in software licenses and support.  These increases were partially offset with a $80 decrease in bad debt expense, a $168 decrease in audit and legal, a $55 decrease in business insurance and a $34 decrease in travel, M&E.

    Sales and marketing expenses decreased $798 for the year ended December 31, 2008 as compared to the same period 2007.  The net decrease for the year December 31, 2008 was primarily the result of the following items: (a) a $485 decrease in payroll, (b) a $324 decrease in commission and fringe benefit expenses, (c) a $44 decrease in travel related expense, and (d) a $75 decrease in bad debt expense from the UK operation.  These decreases were partially offset with a $45 increase in severance, $32 increase in professional fees, $24 increase in postage and office supplies, a $21 increase in shipping charges and a $8 increase in software licenses and support.

    Research and development expenses decreased $743 for the year ended December 31, 2008 as compared to the same period in 2007.  The net decrease for the year December 31, 2008 was primarily the result of (a) a $560 decrease in compensation and fringe benefits (b) a $78 decrease in professional fees, (c) a $349 decrease in R&D material and equipment, and (d) a $9 decrease in education and training.  These decreases were partially offset by a $178 increase in severance and a $75 increase in rents.

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

Other Income (Expense)

    For the year ended December 31, 2009, interest expense increased $39 and non-operating gain (loss) decreased $1,358 as compared to the same period in 2008.  The increase in interest costs was primarily the result of the increased balance on the line of credit due to increased sales.  The decrease in non-operating gain of $1,358 was primarily related to the gain on the sale from Telident recognized in 2008.

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

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities

    Net cash provided by operating activities was $2,779 for the year ended December 31, 2009.  The $2,779 was comprised of the following items: (a) net income of $5,427, (b) net non-cash expense of $348, (c) a decrease in operating assets of $787, and (d) a decrease in operating liabilities of $3,783.  The net decrease in operating assets was primarily the result of a decrease in accounts receivables of $536, a $188 decrease in inventory, a $158 decrease in prepaid expenses offset with a $95 increase in other assets.  The net decrease in operating liabilities was primarily the result of decreased accounts payable of $3,638, a $172 decrease in accrued liabilities offset with a $27 increase in deferred revenue.  The net non-cash expense in 2009 of $348 was primarily comprised of depreciation and amortization of $234, a $74 provision for slow moving inventory, a $26 recovery of doubtful accounts and amortization of deferred finance costs of $58.

    Net cash provided by operating activities was $392 for the year ended December 31, 2008.  The $392 was comprised of the following items: (a) net loss of $3,281, (b) net non-cash income of $485, (c) a decrease in operating assets of $3,561, and (d) an increase in operating liabilities of $597.  The net decrease in operating assets was primarily the result of a decrease in accounts receivables of $3,720, a $16 increase in inventory and a $170 increase in other assets.  The net increase in operating liabilities was primarily the result of increased accounts payable of $1,409, offset with a decrease in accrued liabilities of $736, and a $76 decrease in deferred revenue.  The net non-cash income in 2008 of $485 was primarily comprised of the $1,436 gain from the sale of the Telident line of products offset by depreciation and amortization of $367, the amortization and impairment of other intangible assets of $382, and a $312 provision for slow moving inventory.

    Net cash used in operating activities was $176 for the year ended December 31, 2007.  The $176 was comprised of the following items: (a) net loss of $2,070, (b) net non-cash expense of $770, (c) an increase in operating assets of $1,233, and (d) an increase in operating liabilities of $2,357.  The net increase in operating assets was primarily the result of an increase in accounts receivables of $593, a $281 increase in inventory and a $259 increase in other assets.  The net increase in operating liabilities was primarily the result of increased accounts payable of $2,239, an increase in accrued liabilities of $473, offset with a $355 decrease in deferred revenue.  The net non-cash expense in 2007 of $770 was primarily comprised of depreciation and amortization of $440, the amortization of deferred finance costs of $247, and an $85 provision for slow moving inventory.

Net cash flows provided by (used in) investing activities

    Net cash flows used in investing activities were $193 for the year ended December 31, 2009, as the Company acquired property and equipment to support its operations.

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

Net cash flows provided by (used in) financing activities

    Net cash flows used in financing activities for the year ended December 31, 2009 were $2,865.  The Company had net repayments on its line of credit of $1,167 and net principal repayments of $1,246. Additionally, the Company paid off a note from a related party of $203 and paid dividends on the Preferred Series B convertible stock of $253.

    Net cash flows used in financing activities for the year ended December 31, 2008 were $2,221.  The Company had net borrowings on its line of credit of $262 and net principal repayments of $2,230. Additionally, the Company paid dividends on the Preferred Series B convertible stock of $253.

    Net cash flows provided by financing activities for the year ended December 31, 2007 were $1,067.  The Company had net repayments on its line of credit of $1,366 and net borrowings on the term loan of $2,685 associated with the refinancing.  Additionally, the Company paid dividends on the Preferred Series B convertible stock of $252.

Liquidity

    As of December 31, 2009 the Company had cash and cash equivalents of $339 as compared to $548 as of December 31, 2008.  Working capital deficiency as of December 31, 2009 was $962 as compared to $4,935 as of December 31, 2008.

    The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  These plans were successful and the Company continues to see efficiencies in operating expenses due to the cuts made in 2008.  The Company has plans to continue its efforts to increase sales and gross profits to ensure it is successful in meeting all the financial covenants associated with the Company’s credit facility as described in Note 6.  Should these plans not meet management’s objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

    As of December 31, 2008 the Company had cash and cash equivalents of $548 as compared to $1,123 as of December 31, 2007.  Working capital deficiency as of December 31, 2008 was $4,935 and a working capital surplus was $116 as of December 31, 2007.

    The Company has 12,625 shares of Series B and 40,000 shares of Series C Preferred Stock outstanding as of December 31, 2009.  Holders of shares of our Series B Preferred Stock are entitled to receive annual dividends of $20 per share.  Holders of shares of our Series C Preferred Stock are entitled to receive annual dividends of $20 per share.  If we are in arrears on four quarterly dividend payments on our Series B Preferred Stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Series B Preferred Stock to elect a majority of our Board of Directors.  The Series C Preferred holder has agreed to defer the demand for payment of twenty-seven dividend payments until April 2011.  The Series B Preferred Stock dividend was in arrears three payments at December 31, 2009.

    Our contractual obligations consist of operating leases for facilities, debt financing and dividend requirements on our Preferred Series B and C Convertible stock. The following table summarizes our fixed cash obligations as of December 31, 2009 for the fiscal years ending December 31:

	2010	2011	2012	2013	2014	2015 and thereafter

Operating leases	$1,558	$805	$569	$431	$412	$5,115
Debt financing	1,220	1,000	24	5	---	---
Preferred Series B and C convertible stock dividends	1,053	1,053	1,053	1,053	1,053	1,053
Total contractual cash obligations	$3,831	$2,858	$1,646	$1,489	$1,465	$6,168

    Dividends payable on our Series C Preferred stock will continue at the rate of $800 per year as long as such shares are outstanding.  Dividends on Series B Preferred stock will continue at the rate of $253 per year as long as such shares are outstanding.  Unpaid dividends on both Series B and Series C Preferred shares accrue interest at 10% per annum.  As of December 31, 2009 and 2008, accrued interest on these Preferred Series C shares totaled $1,064 and $724, respectively.

    Teltronics does not engage in any off-balance sheet financing arrangements.  In particular, we do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company had no holdings of derivative financial or commodity instruments at December 31, 2009.  The Company is exposed to financial market risks, including changes in interest rates.  All borrowings under the Company's bank line of credit agreement bear interest at a variable rate based on the prime rate.  An increase in interest rates of 100 basis points would not significantly impact the Company's net income.  All of the Company's business is recorded in U.S. dollars.  Accordingly, foreign exchange rate fluctuations should not have a significant impact on the Company.  The sum of EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in respective periods.

Quarterly Results of Operations (Unaudited)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$9,649	$11,742	$14,205	$7,496
Cost of goods sold	6,169	6,673	8,367	4,233
Net income	529	2,169	2,581	148
Net income (loss)per share:
Basic	$0.03	$0.22	$0.27	$(0.01)
Diluted	$0.03	$0.20	$0.23	$(0.01)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$8,327	$9,761	$8,096	$8,454
Cost of goods sold	5,524	6,456	4,954	6,262
Net income (loss)	87	(1,596)	75	(1,847)
Net income (loss) per share:
Basic	$(0.03)	$(0.22)	$(0.02)	$(0.24)
Diluted	$(0.03)	$(0.22)	$(0.02)	$(0.24)

ITEM  8.    FINANCIAL STATEMENTS

    Certain information required by this item is included in Item 7A of Part II of this report under the heading "Quarterly Results of Operations (Unaudited)" and is incorporated into this item by reference.

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheets – December 31, 2009 and 2008	21
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	22
Consolidated Statements of Shareholders' Deficiency for the Years Ended December 31, 2009, 2008 and 2007	23
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	24
Notes to Consolidated Financial Statements	25
Financial Statement Schedule:
Item 15(a)(2):
Schedule II – Valuation and Qualifying Accounts	53
All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Teltronics, Inc.:

We have audited the accompanying consolidated balance sheets of Teltronics, Inc. and subsidiaries (“Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the years in the three year period ended December 31, 2009.  Our audit also included the consolidated financial statement schedule listed in Item 15(a)(2).  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, which is presented for additional analysis and is not a required part of the basic consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
March 19, 2010

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$339	$548
Accounts receivable, net	4,856	5,366
Inventories, net	4,823	5,085
Prepaid expenses and other current assets	406	622
Total current assets	10,424	11,621
Property and equipment, net	751	748
Other assets, net	368	275
Total assets	$11,543	$12,644

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$3,124	$4,291
Current portion of long-term debt and capital lease obligations	1,220	1,440
Accounts payable	3,316	6,954
Accrued expenses and other current liabilities	3,200	3,372
Deferred revenue	526	499
Total current liabilities	11,386	16,556
Long-term liabilities:
Deferred dividends	3,800	3,000
Long-term debt and capital lease obligations, net of current portion	1,029	2,214
Total long-term liabilities	4,829	5,214
Commitments and contingencies Shareholders' deficiency:
Common stock, $.001 par value, 40,000,000 shares authorized, 8,703,539 issued and outstanding at December 31, 2009 and 8,647,539 issued and outstanding at December 31, 2008	9	9
Non-voting common stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	---	---
Preferred Series A stock, $.001 par value, 100,000 shares authorized, 100,000 shares issued and outstanding	---	---
Preferred Series B Convertible stock, $.001 par value, 25,000 shares authorized, 12,625 shares issued and outstanding	---	---
Preferred Series C Convertible stock, $.001 par value, 50,000 shares authorized, 40,000 shares issued and outstanding	---	---
Additional paid-in capital	24,735	24,725
Other comprehensive loss	(169)	(239)
Accumulated deficit	(29,247)	(33,621)
Total shareholders' deficiency	(4,672)	(9,126)
Total liabilities and shareholders' deficiency	$11,543	$12,644

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2009	2008	2007

Net sales
Product sales and installation	$32,493	$23,228	$29,035
Maintenance and service	10,599	11,410	11,596
	43,092	34,638	40,631
Cost of goods sold	25,442	23,196	25,183
Gross profit	17,650	11,442	15,448
Operating expenses:
General and administrative	4,725	6,112	5,714
Sales and marketing	2,946	3,987	4,785
Research and development	2,826	3,928	4,671
Depreciation and amortization	215	523	271
Impairment of goodwill and intangible assets	---	169	---
	10,712	14,719	15,441
Income (loss) from operations	6,938	(3,277)	7

Other income (expense):
Interest	(1,441)	(1,402)	(1,948)
Non-operating gain (loss)	49	1,407	(136)
	(1,392)	5	(2,084)
Income (loss) before income taxes	5,546	(3,272)	(2,077)
Income taxes	119	9	(7)

Net income (loss)	5,427	(3,281)	(2,070)

Dividends on Preferred Series B and C Convertible stock	1,053	1,095	952
Net income (loss) available to common Shareholders	$4,374	$(4,376)	$(3,022)

Net income (loss) per share:
Basic	$0.51	$(0.51)	$(0.35)
Diluted	$0.48	$(0.51)	$(0.35)

Weighted average shares outstanding:
Basic	8,653,090	8,647,539	8,646,706
Diluted	9,730,310	8,647,539	8,646,706

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
(In thousands, except share data)

	COMMON STOCK		PREFERRED STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL

BALANCE, DECEMBER 31, 2006	8,639,539	$9	152,625	---	$24,707	$55	$(26,223)	$(1,452)
Shares issued for exercise of stock options	8,000	---	---	---	---	---	---	---
Stock based compensation expense	---	---	---	---	15	---	---	15
Comprehensive income:
Net loss	---	---	---	---	---	---	(2,070)	(2,070)
Foreign currency	---	---	---	---	---	(28)	---	(28)
Comprehensive loss								(2,098)
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(952)	(952)
BALANCE, DECEMBER 31, 2007	8,647,539	$9	152,625	---	$24,722	$27	$(29,245)	$(4,487)
Stock based compensation expense	---	---	---	---	3	---	---	3
Comprehensive income:
Net loss	---	---	---	---	---	---	(3,281)	(3,281)
Foreign currency	---	---	---	---	---	(266)	---	(266)
Comprehensive loss	---	---	---	---	---	---	---	(3,547)
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	(1,095)	(1,095)
BALANCE, DECEMBER 31, 2008	8,647,539	$9	152,625	---	$24,725	$(239)	$(33,621)	$(9,126)
Shares issued for exercise of stock options	56,000	---	---	---	4	---	---	4
Stock based compensation expense	---	---	---	---	6	---	---	6
Comprehensive income:
Net income	---	---	---	---	---	---	5,427	5,427
Foreign currency	---	---	---	---	---	$70	---	70
Comprehensive loss	---	---	---	---	---	---	---	---
Dividends on Preferred Series B and C Convertible stock	---	---	---	---	---	---	$(1,053)	$(1,053)
BALANCE, DECEMBER 31, 2009	8,703,539	$9	152,625	---	$24,735	$(169)	$(29,247)	$(4,672)

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Years Ended December 31,
	2009	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$5,427	$(3,281)	$(2,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	---	169	---
Depreciation and amortization	234	367	394
Provision for slow moving inventories	74	312	85
Recovery of doubtful accounts	(26)	(171)	(17)
Amortization of deferred financing costs	58	58	247
Amortization of other intangible assets	2	213	46
Stock based compensation expense	6	3	15
Other non-operating gains	---	(1,436)	---
Changes in operating assets and liabilities:
Accounts receivable	536	3,720	(593)
Inventories	188	(16)	(281)
Prepaid expenses and other current assets	158	27	(100)
Other assets	(95)	(170)	(259)
Accounts payable	(3,638)	1,409	2,239
Accrued expenses and other current liabilities	(172)	(736)	473
Deferred revenue	27	(76)	(355)
Net cash flows provided by (used in) operating activities	2,779	392	(176)
INVESTING ACTIVITIES:
Acquisition of property and equipment	(193)	(230)	(534)
Proceeds from sale of property and equipment	---	1,750	---
Net cash flows provided by (used in) investing activities	(193)	1,520	(534)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(1,167)	262	(1,366)
Net principal borrowings (repayments) on loans, notes and capital leases	(1,246)	(2,054)	2,685
Net proceeds from exercised options	4	---	---
Dividends paid on Preferred Series B Convertible stock	(253)	(253)	(252)
Repayment of loan from related party	(203)	(176)	---
Net cash flows provided by (used in) financing activities	(2,865)	(2,221)	1,067
Effect of exchange rate changes on cash	70	(266)	(28)
Net increase (decrease) in cash and cash equivalents	(209)	(575)	329
Cash and cash equivalents - beginning of year	548	1,123	794
Cash and cash equivalents - end of year	$339	$548	$1,123

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands, except share data)

	Years Ended December 31,
	2009		2008		2007

SUPPLEMENTAL NONCASH FINANCING AND
INVESTING ACTIVITIES:

Equipment acquired under notes payable and capital lease		$44		$134	$	---

SUPPLEMENTAL DISCLOSURES:
Interest paid		$1,104		$1,113		$1,702
Income taxes paid	$	---	$	---		$28

The accompanying notes are an integral part of these consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(All amounts in thousands, except share amounts)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Teltronics, Inc. ("Teltronics" or "Company"), a Delaware corporation, designs, develops, installs, manufactures and markets electronic hardware and application software products, and engages in electronic manufacturing services primarily in the telecommunication industry.  The accompanying consolidated financial statements include the accounts of the Company which is comprised of its wholly owned subsidiaries, TTG Acquisition Corp., 36371 Yukon Inc. and Teltronics Limited.

During 2008 the Company closed the Mexico segment.  This segment’s closing does not indicate a discontinuation of the Mexico business.  Existing business and new business within Mexico is being handled by United States personnel.

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

As part of the Company’s overall review of its operations and a review of TDI’s accumulated losses since the acquisition and low sales volume, it ceased operation of this subsidiary during 2008 and as such, the Company recorded a $164 impairment of the customer list in depreciation and amortization, and a $30 reserve to inventory in cost of sales.  The Company ceased operations of TDI during August 2008 and disposed of its remaining assets.

On January 18, 2008, the Company sold certain of its assets related to the Telident 911 Solutions line of products to Amcom Software, Inc. (“Amcom”) for a purchase price of $1,750 and the assumption by Amcom of certain liabilities.  A gain of $1,436 has been recognized from this disposal and is recorded in other income in the accompanying Consolidated Statement of Operations.

The Company used $718 from the sale to pay down the term loan balance as stipulated in the Revolving Credit Term Loan and Security Agreement.

The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  These plans were successful and the Company continues to see efficiencies in operating expenses due to the cuts made in 2008.  The Company has plans to continue its efforts to increase sales and gross profits to ensure it is successful in meeting all the financial covenants associated with the Company’s credit facility as described in Note 6.  Should these plans not meet management’s objectives the Company may need to raise additional funds through debt or equity offerings.  There can be no assurance as to the availability of any needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to management.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk - The Company's largest customer was 50%, 30% and 24% of sales in 2009, 2008 and 2007, respectively.  The second largest customer in 2009 and 2008 did not meet the threshold for disclosure.  The second largest customer was 11% in 2007.  The Company has accounts receivable from federal, state and city governmental agencies, independent telephone companies, alternative service companies and telecommunication companies primarily located in the United States. The Company does not believe that there are substantial credit risks associated with those receivables.  Cash balances are maintained in financial institutions.  Occasionally, deposits may exceed amounts insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments – Cash and cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at their carrying amount which approximates fair value because of the short-term maturity of those instruments.  The line of credit, note payable, capital leases and long-term debt reflect interest rates that are currently available to the Company based on the financing arrangement and the collateral provided.  As a result, the carrying amount of the note payable and long-term debt approximates fair value.

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

Accounting for Stock-based Compensation – The Company measures compensation cost for employees stock options at fair value and recognizes this cost over the vesting period.

Inventories - Inventories are stated at the lower of cost or market. Costs are determined principally on the weighted average method.  Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.  We recognize a reserve for slow moving inventory based primarily on our estimated forecast of product demand and production requirements.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are provided over the estimated useful lives (three to fifteen years) of the respective assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under ASC 350 “Intangibles-Goodwill and Other.”

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

    Revenue Recognition – Multiple-Element Arrangements.  Certain of the Company's arrangements include multiple deliverables, which consist of product, installation, and training.  In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple-element arrangements in accordance ASC 605-25 “Revenue Recognition – Multiple-Element Arrangements.”  Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company's control.

On those contracts in which the customer accepts ownership of the individual deliverables, and it is both probable and substantially within the Company’s control to deliver the remaining elements, revenues will be recognized as the customer accepts the deliverables.

    For those customers that only accept multiple deliverable projects at the conclusion of the project, revenue is recognized under either the completed contract method or the percentage-of-completion method depending on the right to require the customer to make progress payments to support their ownership investment and to approve the services performed to date if they meet the contract requirements.  If the percentage-of-completion method is used, revenues and related costs are recognized as work on a contract progresses. The progress of a contract in terms of recognizing revenue and related costs is based on satisfying the milestones for the specific contract.  Provision is made for any anticipated contract losses in the period that the loss becomes evident.  At December 31, 2009, there were no contracts accounted for using percentage of completion accounting methods.

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

Changes in the Company's product liability during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance, beginning of the year	$109	$212	$221
Warranties issued during the year	35	83	97
Payments made during the year	(49)	(85)	(111)
Change in liability based on sale of line of products	---	(38)	---
Changes in liability for pre-existing warranties during the year	13	(63)	5
Balance, end of the year	$108	$109	$212

Accounting for Fair Value Measurement - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 820 “Fair Value Measurements and disclosures” (“ASC 820”) with an effective date on or after November 15, 2007.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The requirements of ASC 820 did not have a material effect on the Company’s Consolidated Financial Statements.

Reclassifications – Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Accounts receivable	$5,000	$5,543
Allowance for doubtful accounts	(144)	(177)
	$4,856	$5,366

As of December 31, 2009 and 2008, accounts receivable included $68 and $313 of retainage, respectively.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - INVENTORIES, NET

The major classes of inventories, net at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Raw materials	$2,566	$2,697
Work-in-process	1,099	841
Finished goods	1,158	1,547
	$4,823	$5,085

The reserve for slow moving inventories was $626 and $1,033 as of December 31, 2009 and 2008, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

The major classifications of property and equipment, net at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Machinery and equipment	$7,460	$7,400
Furniture, fixtures and computers	4,944	4,859
Equipment under capital leases	820	780
Capitalized software	2,254	2,254
Leasehold improvements	625	573
	16,103	15,866
Accumulated depreciation and amortization	(15,352)	(15,118)
	$751	$748

Depreciation and amortization expense was $234, $367 and $394 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization expense of $21, $58 and $170, respectively, was included in cost of goods sold.  Amortization of equipment under capital leases is included in depreciation and amortization of property and equipment.

The unamortized cost of capitalized software to be sold, leased or otherwise marketed was $22, $30 and $94 as of December 31, 2009, 2008 and 2007, respectively.  For the years ended December 31, 2009, 2008 and 2007, amortization and impairment expense related to capitalized software was $8,  $64 and $50, respectively.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility, as amended on December 31, 2009, is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these covenants as of December 31, 2009 and received a waiver for December 31, 2008.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of December 31, 2009 was $1,226.

In May 2007, the Company recognized an additional $489 of interest costs in connection with the termination of the previous financing arrangement.

During 2005 the Company borrowed $250 from an entity controlled by a director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), totaling $221 was repaid in July 2009.

Long-term debt at December 31, 2009 and 2008 consists of the following:

	December 31,
	2009	2008
Term Loan, payable in monthly installments of $97 plus interest (9.75% at December 31, 2009) at prime plus 3.75%.	$2,134	$3,303
Note payable to related party, repaid in July 2009.	---	203
Notes payable to finance companies, payable in monthly installments of $6 with interest at approximately 20%. The notes mature through 2012 and are collateralized by vehicles.	75	99
Capital lease obligations, interest at approximately 14%	40	49
Total	2,249	3,654
Less current portion	1,220	1,440
Long-term portion	$1,029	$2,214

Future principal maturities of long-term debt and capital lease obligations, as of December 31, 2009, are as follows:

2010	$1,220
2011	1,000
2012	24
2013	5
$2,249

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Preferred Series B Convertible stock, which is owned by a company controlled by a Director, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series B Convertible stock has the right, at its option, to convert the 12,625 preferred shares to 721,429 common shares.  The Company has the right, but not the obligation, to redeem the Preferred Series B Convertible stock in full at 100% of the face value plus accrued and unpaid dividends.  Unpaid dividends accrue interest at 10% per annum.  The Preferred Series B Convertible stock contains certain covenants, including the right to appoint a director which the holder has exercised.

The Company is in arrears on three quarterly dividend payments due on Preferred Series B Convertible stock at December 31, 2009 that total $189, which represents $20 per Preferred Series B share.  If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the number of directors comprising our Board of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.

The Preferred Series C Convertible stock, which is owned by an entity controlled by the Company’s Director and Senior Vice President of Business Development, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Preferred Series C Convertible stock has the right, but not the obligation, at its option, to convert the 40,000 preferred shares to 1,454,545 common shares, subject to adjustment.  The Company has the right, but not the obligation, to redeem all or a portion of the then outstanding Preferred Series C Convertible stock at any time for 100% of the face value plus accrued and unpaid dividends.  Unpaid dividends accrue interest at 10% per annum.  As of December 31, 2009 and 2008, accrued interest on these Preferred Series C shares totaled $1,064 and $724, respectively.

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

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes certain weighted average data for options outstanding and currently exercisable as of December 31, 2009, 2008 and 2007:

December 31, 2009:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	564,000	$0.15	5.6	378,000	$0.15
$0.50 - $1.00	553,000	0.99	1.1	553,000	1.00
$1.63 - $3.03	88,000	2.32	0.8	88,000	2.32
	1,205,000	$0.69	3.2	1,019,000	$0.80

December 31, 2008:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	500,000	$0.15	5.4	427,000	$0.14
$0.50 - $1.00	558,000	0.99	2.1	556,000	1.00
$1.63 - $3.03	123,000	2.18	1.4	123,000	2.18
	1,181,000	$0.76	3.4	1,106,000	$.80

December 31, 2007:		Outstanding		Exercisable
		Weighted Average
Exercise Price Range	Shares	Exercise Price	Remaining Contractual Life (yrs)	Shares	Weighted Average Exercise Price
$0.07 - $0.49	703,000	$0.18	6.1	530,400	$0.17
$0.50 - $1.00	583,000	0.99	3.1	579,000	1.00
$1.63 - $3.03	167,000	2.27	2.5	167,000	2.27
	1,453,000	$0.74	4.5	1,276,400	$0.82

The per share weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were $0.15, $0.14 and $0.35, respectively.  All options were granted at not less than the fair market value at date of grant. Generally, stock options become exercisable over a five-year graded vesting period and expire ten years from the date of grant. Options totaling 710,000 shares were available for grant under the 2005 Plan at December 31, 2009.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. Information regarding the Company's Stock Option Plan is summarized below:

Weighted Average Assumptions:

	2009	2008	2007
Risk-free interest rates	2.5%	2.6%	4.75%
Weighted average expected life of the options	5 years	5 years	5 years
Volatility factor of the expected market price of the Company's Common Stock	102%	101%	116%
Dividend yield	None	None	None

Weighted average exercise prices for option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2006	1,556,000	$0.77
Granted	10,000	0.35
Exercised	(8,000)	0.07
Forfeited	(91,000)	1.50
Expired	(14,000)	2.00
Outstanding, December 31, 2007	1,453,000	0.74
Granted	130,000	0.14
Exercised	---	---
Forfeited	(402,000)	0.51
Expired	---	---
Outstanding, December 31, 2008	1,181,000	0.76
Granted	160,000	0.15
Exercised	(56,000)	0.07
Forfeited	(45,000)	0.29
Expired	(35,000)	1.82
Outstanding, December 31, 2009	1,205,000	0.69
Exercisable, December 31, 2009	1,019,000	$0.80

NOTE 8 - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$113	$3	$(14)
State	6	6	7
	119	9	(7)
Deferred:
Federal	---	---	---
State	---	---	---
	---	---	---
	$119	$9	$(7)

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of income tax expense recognized to that computed by applying the federal statutory rate of 34% in 2009, 2008 and 2007 to income before income taxes:

	Years ended December 31,
	2009	2008	2007

Federal tax at the statutory rate	$1,886	$(1,113)	$(624)
Foreign income tax at statutory rate	(14)	4	(83)
State income taxes, net of federal tax benefit	5	(114)	4
Change in valuation allowance for deferred tax assets	(1,826)	1,419	696
Permanent differences	68	15	---
Change in rate for tax credits	---	$(202)	---
	$119	$9	$(7)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$5,260	$7,223
Accrued vacation	157	169
Inventory	381	390
Fixed assets and intangible	702	315
Bad debt reserve	67	67
Accrued expenses	44	434
Change in tax credits and other	420	259
	7,031	8,857
Valuation allowance	$(7,031)	$(8,857)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Due to the uncertain nature of the ultimate realization of deferred tax assets based upon the Company's financial performance and the potential expiration of the net operating loss carryforward, the Company has established a valuation allowance against its deferred tax assets.  The Company will recognize the benefits associated with the deferred tax assets only as reassessment demonstrates they are realizable.  Realization is entirely dependent upon future earnings in specific tax jurisdictions.  While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense.  The valuation allowance decreased $1,826 in 2009, increased $1,419 in 2008 and increased $696 in 2007.

At December 31, 2009, for federal income tax purposes, the Company had a net operating loss carryforward of approximately $13.9 million, which will expire in the years 2017 through 2028.  Such net operating losses are available to offset future taxable income.

During 2006, the Company adopted Accounting Standards Codification 740, “Income Taxes” (“ASC Topic 740”).  This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  There was no material impact on the Company’s consolidated balance sheets or consolidated statements of operations as a result of the adoption of this standard.  The Company is no longer subject to income tax examinations by taxing authorities for years 2005 and before.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	2009	2008	2007
Basic
Net income (loss)	$5,427	$(3,281)	$(2,070)
Preferred dividends	(1,053)	(1,095)	(952)
Net income (loss) available to common Shareholders	4,374	(4,376)	$(3,022)
Weighted average shares outstanding	8,653,090	8,647,539	8,646,706
Net income (loss) per share	$0.51	$(0.51)	$(0.35)
Diluted
Net income (loss)	$5,427	$(3,281)	$(2,070)
Preferred dividends	(800)	(1,095)	(952)
Net income (loss) available to commonshareholders	$4,627	$(4,376)	$(3,022)
Weighted average shares outstanding	8,653,090	8,647,539	8,646,706
Effect of dilutive securities:
Employee stock options	355,791	---	---
Convertible preferred stock	721,429	---	---
Dilutive potential common shares	9,730,310	8,647,539	8,646,706
Net income (loss) per share	$0.48	$(0.51)	$(0.35)

For the years ended December 31, 2009, 2008 and 2007, options to purchase 849,209, 1,181,000 and 1,453,000 shares of common stock, respectively, were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

For the year ended December 31, 2009, 40,000 shares of Preferred Series C stock were not included in the computation of dilutive net income (loss) per share because the effect would be anti-dilutive.  For the years ended December 31, 2008 and 2007, the preferred series stock were not included in the computation of dilutive net income (loss) per share because the effect would be anti-dilutive.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a savings plan ("401(k) plan") which covers substantially all employees of the Company.  The Company has suspended its 401(k) match and did not make any discretionary matching contributions to the 401(k) plan in 2009.  The Company made discretionary matching contributions to the 401(k) plan totaling $195 and $217 in 2008 and 2007, respectively.

The Company also sponsors an employee stock purchase plan ("Purchase Plan") under which employees of the Company and its subsidiaries are given an opportunity to purchase Company Common Stock at a price equal to approximately 85% of fair market value.  The Purchase Plan is intended to qualify under the Internal Revenue Code of 1986, as amended, and the 765,000 shares of common stock funding the Plan have been registered on Form S-8.  The Purchase Plan has been suspended and no hares were issued in 2009, 2008 or 2007.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(A)           Employment Agreements - The Company is party to employment agreements with several of its officers that provide for annual base salaries, target bonus levels, severance pay under certain conditions, and certain other benefits.

(B)           Operating Leases – The Company entered into a new agreement to lease a state of the art manufacturing facility in May 2009.  This lease including land and building under an operating lease and matures on December 31, 2025.

The Company is currently still under lease with the previous manufacturing facility which also includes  land and building, under an operating lease which expires on February 28, 2011.

The Company is responsible for paying all taxes, insurance and maintenance cost relating to both leased properties.  The Company also leases offices in several locations under leases expiring at various dates.

The Company also leases various equipment under operating leases expiring over a period of four years.

Future minimum lease payments for all non-cancelable operating leases at December 31, 2009 are as follows:

2010	$1,558
2011	805
2012	569
2013	431
2014	412
Thereafter	5,115
$8,890

Rental expense for operating leases totaled approximately $1,350, $1,691and $1,372 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

An entity controlled by a Director of the Company occupied approximately 1,000 square feet of office space in our Sarasota facility during 2009 and 150 square feet of the office space in the Company’s New York office.  The annual rent payment was approximately $122, $101 and $8 for 2009, 2008 and 2007, respectively.

The Company entered into a formal sub-lease agreement with an affiliated entity, controlled by one of the directors of the Company of which the affiliate has agreed to pay the lease obligations from June 1, 2009 through December 31, 2010.  As of December 31, 2009, total rent expense paid by the affiliated company, on behalf of the Company, under this agreement was $342 of which a portion of this is in lieu of future rent.  The Company will begin paying the affiliated company $30 monthly beginning March 2010 for its use of the office space and furniture rental.  The related entity occupies approximately 8,000 square feet of the new Palmetto facility which will be offset by the amount payable to the entity each month.

During 2005 the Company borrowed $250 from an entity controlled by this same director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), totaling $221 was repaid in July 2009.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company leases two vehicles from another entity controlled by this director.  Monthly costs are $3 and are due through October 2010.

In addition, the spouse of the same director is employed by the Company in an administrative capacity at a salary of $33 per year.

NOTE 13 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments, Teltronics, Inc. and Teltronics Limited (UK).  During 2008 the Company closed the Mexico segment.  This segment’s closing does not indicate a discontinuation of the Mexico business.  Existing business and new business with in Mexico will be handled by United States personnel.

The accounting policies of the segments are the same. Company management evaluates performance based on segment income (loss), which is net income (loss) before income taxes, excluding nonrecurring gains or losses.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information about reportable segment operations and assets.

	Years ended December 31,
	2009	2008	2007
Net Sales
Teltronics	$42,153	$33,106	$38,790
Mexico	---	---	260
UK	939	1,532	1,581
Total net sales	$43,092	$34,638	$40,631
Depreciation, Amortization and Impairment
Teltronics	$212	$548	$386
Mexico	---	1	2
UK	3	143	52
Total depreciation, amortization and impairment	$215	$692	$440
Interest and Financing Costs
Teltronics	$(1,442)	$(1,410)	$1,943
Mexico	---	(1)	5
UK	1	9	---
Total interest and financing costs	$(1,441)	$(1,402)	$1,948
Segment Income (Loss)
Teltronics	$5,729	$(4,377)	$(1,747)
Mexico	---	(111)	(19)
UK	(183)	(221)	(311)
Subtotal	$5,546	$(4,709)	$(2,077)
Non-operating gain	---	1,438	---
Income before income taxes	$5,546	$(3,272)	$(2,077)
Segment Assets
Teltronics	$11,089	$12,053	$16,670
Mexico	---	---	29
UK	454	591	1,334
Total segment assets	$11,543	$12,644	$18,033
Acquisition of Property and Equipment
Teltronics	$193	$228	$530
Mexico	---	---	---
UK	---	2	4
Total acquisition of property and equipment	$193	$230	$534

Information on major customers is discussed in the Summary of Significant Accounting Policies.  All material assets are located in the United States.  It is impracticable for the Company to provide segment information by product.

NOTE 14 – SUBSEQUENT EVENTS

On February 12, 2010 the Company signed a bonding indemnity agreement which includes a $5,000 aggregate with a $500 single surety program.  The program is to support bid bonds and performance bonds on standard supply, install, and maintenance contract obligations with a duration of 12 months or less.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE  -  None.

ITEM 9A(T).       CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009, as required by paragraph (d) of Rules 13a and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

    Ewen R. Cameron has served as President and Chief Executive Officer since July 1993 and a Director since June 1994.  Prior to that, Mr. Cameron served as Managing Director of SRH plc, a European telecommunications and computer maintenance company from 1989 to 1992.  From January 1978 to December 1989, Mr. Cameron served as Managing Director of Systems Reliability Europe SA/NV, a wholly owned subsidiary of SRH plc based in Brussels, Belgium. Mr. Cameron has spent the last 35 years in the computer and telecommunications industry.

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

    Duncan J. Anderson, Senior Vice President, Sales and Marketing, joined Teltronics in 2001 as Managing Director of Teltronics Limited to handle the sale of Teltronics products in the UK and Western Europe.  In his current position, Mr. Anderson heads up the sales and marketing organization for North America.  He has held senior positions in management and sales for a number of other computer and telecom companies for the last 23 years.

Richard W. Begando, Senior Vice President, International Sales, has been in charge of our overseas sales since he started at Teltronics in June 2000.  He also serves as Product Manager for the 20-20 Digital Switching products.  Mr. Begando's former position was with Harris Communications Corporation as Managing Director of Harris Corporation Moscow Office.  Prior to this position at Harris, he established the Harris Communications Products Division Regional Sales office in London and was Director of International sales for Africa, Middle East, Eastern Europe, and Asia.  Mr. Begando has more than 36 years of experience in digital switching sales for both domestic and international companies.

    Gregory G. Barr was formerly Area President of Orion Bank (formerly known as Gulf Coast National Bank), Fort Myers, Florida.  Prior to that, Mr. Barr was employed as Senior Vice President, Senior Lender for SouthTrust Bank.  From 1987 to 1997 Mr. Barr was employed by Barnett Bank, Inc. as Senior Vice President and Commercial Banking Manager for Manatee County.  Mr. Barr has experience in Commercial Banking, Finance, Accounting and Capital Markets transactions. He is a graduate of Salem State College, Salem, Massachusetts holding a Bachelor of Science in accounting.  Mr. Barr has served as a Director of the Company since June 4, 1999.  Mr. Barr meets the definition of an independent director as defined by the NASD’s listing standard.

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

Code of Ethics

We have a Code of Ethics that applies to our chief executive officer and senior financial and accounting officers.  On November 9, 2007, the Company also adopted a Code of Ethics that applies to our board of directors.  Both codes are available without charge upon request by contacting our Corporate Secretary in writing at, Teltronics, Inc., 2511 Corporate Way, Palmetto, Florida 34221.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for them, the Company believes that during its most recently completed fiscal year ended on December 31, 2009, all filing requirements applicable to our directors, officers and greater than 10% shareholders were satisfied.

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

Base Compensation

The table below sets forth the base compensation of our named executive officers in 2009.

Table 1 – Summary Compensation During 2009
Name and Principal Position	Year	Salary		Non-Equity Incentive Plan Compensation	Other Annual Compensation (Car/401(k) match//Life Ins)	Total

Ewen R. Cameron	2009		$422,308	---	$4,550	$426,858
President & CEO	2008		$449,038	---	$9,675	$458,713
	2007		$424,038	---	$9,550	$433,588

Angela L. Marvin	2009		$188,077	---	$4,800	$192,877
Vice President Finance, CFO,	2008		$22,885	---	$738	$23,623
Secretary & Treasurer

Russell R. Lee III	2009	$	---	---	$129,519	$129,519
Former Vice President Finance,	2008		$228,337	---	$5,560	$233,897
CFO, Secretary & Treasurer	2007		$211,538	---	$9,800	$221,338

Norman R. Dobiesz	2009		$422,308	---	$4,550	$426,858
Executive Vice President	2008		$449,038	---	$4,550	$453,588
Business Development	2007		$424,038	---	$4,500	$428,538

Duncan J. Anderson	2009		$143,942	$223,420	$4,800	$372,162
Senior Vice President	2008		$238,318	---	$22,510	$260,829
Sales & Marketing	2007		$299,595	---	$27,762	$327,357

Richard W. Begando	2009		$143,942	$69,277	$4,800	$218,019
Senior Vice President	2008		$152,740	$103,770	$9,925	$266,435
International Sales	2007		$155,480	$185,276	$9,800	$350,556

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

Plan Based Compensation

The table below sets forth the grants of plan based compensation during 2009.  The only plan based compensation resulted from sales commission plans.

Table 2 – Grants of Plan-Based Awards During 2009
Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plans
		Threshold	Target	Maximum

Ewen R. Cameron President & CEO	---	---	---	---

Angela L. Marvin Vice President Finance, CFO, Secretary & Treasurer	---	---	---	---

Norman R. Dobiesz Executive Vice President Business Development	---	---	---	---

Duncan J. Anderson Senior Vice President Sales & Marketing	1/1/2009	---	$151,200	$223,420 (1)

Richard W. Begando Senior Vice President International Sales	1/1/2009	---	$136,305	$69,277 (1)

(1)           Based on 2009 actual payout.

    Mr. Anderson and Mr. Begando are the only named executive who have commission based compensation. Commission plans are designed annually by management to incentivize the executive to increase the sale of the products and services for which he is responsible.

Equity Based Compensation

    The Company also periodically issues stock options to key personnel in an effort to keep the employee’s overall compensation tied to shareholder value.  Mr. Cameron makes periodic recommendations to the Company’s Board of Directors, based on employee performance.  The Company’s Board of Directors approves all equity based compensation.

The table below sets forth the number of the Company’s common shares and value thereof of options which vested during 2009.

Table 3 – Option Vesting During 2009
Name and Principal Position	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Exercise	Value Realized on Exercise

Ewen R. Cameron President & CEO	---	---	---	---

Angela L. Marvin Vice President Finance, CFO, Secretary & Treasurer	---	---	---	---

Norman R. Dobiesz Executive Vice President Business Development	---	---	---	---

Duncan J. Anderson Senior Vice President Sales & Marketing	6,000	$2,640	50,000	$75,000

Richard W. Begando Senior Vice President International Sales	---	---	---	---

The following table shows the outstanding equity awards to named executive officers at December 31, 2009.

Table 4 – Outstanding Equity Awards at December 31, 2009
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested

Ewen R. Cameron	500,000	---	$1.00	1/2/2011	---	---
President & CEO	30,000	---	$0.36	12/23/2015	---	---

Angela L. Marvin		100,000	$0.15	5/21/2019	100,000	$154,000
Vice President Finance,
CFO, Secretary &
Treasurer

Norman R. Dobiesz	30,000	---	$0.40	12/23/2015	---	---
Executive Vice President
Business Development

Duncan J. Anderson	20,000	---	$1.00	10/05/2011	---	---
Senior Vice President	6,000	24,000	$0.14	8/15/2018	24,000	$36,960
Sales & Marketing

Richard W. Begando	5,000	---	$2.56	9/19/2010	---	---
Senior Vice President	30,000	---	$0.07	1/3/2013	---	---
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

    As of December 31, 2009, an aggregate of 710,000 shares of the Company's Common Stock may be issued or transferred to grantees under the 2005 Plan.  If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event.  The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

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

    During 2009, the Company granted options to purchase 60,000 shares to non-executive employees under the 2005 Plan and options to purchase 45,000 shares previously granted to employees were forfeited.

    Under both plans, options may be exercised solely by the Participant or his or her legal representative during his or her employment with the Company or after his or her death by the person or persons entitled thereto under his or her will or the laws of descent and distribution. In the event of termination of employment for any reason other than death, permanent disability as determined by the Board, or retirement with the consent of the Company, options may not be exercised by the Participant or his or her legal representative and shall lapse effective upon the earlier to occur of (i) notice of employment termination or (ii) last day of employment with the Company.

Director Compensation

    The Company has a policy to compensate non-employee members of its Board of Directors elected by common shareholders and such members appointed to the Audit Committee in the amount of $2,500 plus expenses for each meeting attended in person and $1,500 for participating in each meeting via telephone.

The table below shows director’s compensation for the year ended December 31, 2009.  We did not grant any options to our directors in 2009.

Table 5 – Director’s Compensation During 2009
Name and Principal Position	Fees Earned or Paid in Cash

Gregory G. Barr	$ 9,000
Director

Richard L. Stevens	$ 8,000
Director

Peter G. Friedmann	--- (1)
Director

(1)           Mr. Friedmann is appointed by the Preferred Series B shareholder and is not a member of theAudit Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Cameron, Dobiesz, Barr and Stevens.  There were no transactions during the year ended December 31, 2009 between the Company and members of the Compensation committee or entities in which they own an interest, other than as disclosed in the sections “EXECUTIVE COMPENSATION” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

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
Norman R. Dobiesz
Gregory G. Barr
Richard L. Stevens

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information with respect to the beneficial ownership of all of the Company's outstanding voting securities by each person owning five percent (5%) or more of such shares, by each director, by each executive officer listed in Item 10 of this Report on Form 10-K, and by all directors and officers as a group as of March 22, 2010.  Unless otherwise indicated, it is assumed that all shares are directly owned and that the holders thereof have sole voting and investment power with respect thereto.

Name of Beneficial Owner and Address		Title of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Directors and Officers

Norman R. Dobiesz 2511 Corporate Way Palmetto, Florida 34221	(2)(4)	Common Stock Preferred Series A Stock Preferred Series C Convertible Stock	1,527,191 100,000 18,824	17.55% 100% 47.06%	(3) (9)(12)

Ewen R. Cameron 2511 Corporate Way Palmetto, Florida 34221	(2)(4)	Common Stock Preferred Series C Convertible Stock	761,786 11,764	8.75% 29.41%	(5) (9)(12)

Angela L. Marvin 2511 Corporate Way Palmetto, Florida 34221	(4)	Common Stock	100,000	1.15%	(6)

Gregory G. Barr 2511 Corporate Way Palmetto, Florida 34221	(2)	Common Stock	202,000	2.32%	(7)(10)

Richard L. Stevens 2511 Corporate Way Palmetto, Florida 34221	(2)	Common Stock	200,000	2.30%	(10)

Richard Begando 2511 Corporate Way Palmetto, Florida 34221	(4)	Common Stock	43,575	0.50%	(8)

Duncan Anderson 2511 Corporate Way Palmetto, Florida 34221	(4)	Common Stock	100,000	1.15%	(9)

Peter G. Friedmann 4850 Keele Street Toronto, Ontario M3J 3K1	(2)	Preferred Series B Convertible Stock Preferred Series C Convertible Stock	12,625 9,412	100% 23.53%	(10)(11) (10)(12)

All Directors and Officers as a Group (10 persons)		Common Stock Preferred Series A Stock	3,190,167 100,000	36.65% 100%
		Preferred Series B Convertible Stock	12,625	100%
		Preferred Series C Convertible Stock	40,000	100%

Greater than 5% Ownership	(10)

FGC Holdings Ltd. 4850 Keele Street Toronto, Ontario M3J 3K1	(11)	Preferred Series B Convertible Stock Common Stock	12,625 721,429	100% 8.29%

IHL Investments, LLC 2511 Corporate Way Palmetto, Florida 34221	(12)	Preferred Series C Convertible Stock Common Stock	40,000 1,454,545	100% 16.71%

(1)
Does not include an aggregate of 710,000 shares of Common Stock which may be issued upon exercise of incentive stock options which could be granted under the Company's 2005 Incentive Stock Option Plan.

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

(4)	Executive Officer of the Company named in Item 11 of this Report on Form 10-K.
(5)	Includes 530,000 shares of issued stock options.
(6)	Includes 100,000 shares of issued stock options.
(7)	Includes 2,000 shares owned jointly with Mr. Barr's wife.
(8)	Includes 35,000 shares of issued stock options.
(9)	Includes 50,000 shares of issued stock options.
(10)	The information concerning the shares attributable to each beneficial owner is based solely on information contained in Section 13D filings each beneficial owner made with the SEC.
(11)	FGC Holdings Ltd. Is controlled by Peter G. Friedmann, a Director of the Company.
(12)	IHL Investments, LLC is controlled by Norman R. Dobiesz, Ewen R. Cameron and Peter G. Friedman, Directors of the Company.

Change of Control

The holders of the Preferred Convertible Series B Stock have the right to elect a majority of the Board of Directors of the Company if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Convertible Series B Stock shall be in arrears.  The Company is in arrears on three dividend payments as of the date of this filing.

Equity Compensation, Plan Information

The following table presents information as of December 31, 2009, relating to our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
1995 Incentive Stock Option Plan	915,000	$ 0.85	---
2005 Incentive Stock Option Plan	290,000	0.22	710,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 21, 2005 the Company amended its employment agreements with Ewen R. Cameron, President and CEO, and Norman R. Dobiesz, Senior Vice President Business Development. See Executive Compensation - Employment Agreements.

    An entity controlled by a Director of the Company occupied approximately 1,000 square feet of office space in our Sarasota facility during 2009 and 150 square feet of the office in the Company’s New York office.  The annual rent payment was approximately $122, $101 and $8 for 2009, 2008 and 2007, respectively.

    The Company entered into a formal sub-lease agreement with an affiliated entity, controlled by one of the directors of the Company of which the affiliate has agreed to pay the lease obligation from June 1, 2009 through December 31, 2010.  As of December 31, 2009, total rent expense paid by the affiliated company, on behalf of the Company, under this agreement was $342 of which a portion of this is in lieu of future rent.  The Company will begin paying the affiliated company $30 monthly beginning March 2010 for it’s use of the office space and furniture rental.  The related entity occupies approximately 8,000 square feet of the new Palmetto facility which will be offset by the amount payable to the entity each month.

    During 2005 the Company borrowed $250 from an entity controlled by this same director.  Principal and cumulative interest, at an annual rate of fifteen percent (15%), totaling $221 was repaid in July 2009.

    The Company leases two vehicles from another entity controlled by this director.  Monthly costs are $3 and are due through October 2010.

    In addition, the spouse of the same director is employed by the Company in an administrative capacity at a salary of $33 per year.

    All of the outstanding shares of the Company’s Series C Preferred Stock are owned by IHL Investments, LLC.  Ownership of IHL Investments, LLC was acquired by two management Directors of the Company on February 5, 2008.  See Current Report on Form 8-K dated February 8, 2008 filed with the SEC on February 8, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Kirkland, Russ, Murphy & Tapp, P.A.:

Kirkland, Russ, Murphy & Tapp, P.A. were engaged in July 2004 and have served as our registered certified public accounting firm during the years ended December 31, 2008 and 2009.  The following table summarizes the aggregate fees billed to the Company by Kirkland, Russ, Murphy & Tapp, P.A. for professional services performed in 2009 and 2008:

Fees	2009	2008
Audit Fees (1)	$143	$159
Tax Fees (2)	$ 13	$ 13

1.           Audit Fees

Fees for audit services billed in 2009 and 2008 consisted of:
--           Audit of the Company’s annual financial statements for 2009 and 2008.
--           Reviews of the Company’s quarterly financial statements for 2009 and 2008.
--           Reviews of Securities and Exchange Commission documents.

2.           Tax Fees

Fees for tax services billed in 2009 consisted of:
--           Preparation of the Company’s federal and state income tax returns for 2009.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants on a case-by-case basis.  The Audit Committee approved 100% of the services performed by Kirkland, Russ, Murphy & Tapp, P.A. in 2009 and 2008 as identified above.

PART  IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements: The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 19.

(2)
Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is on page 53.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

	(3)	See Item 15(c) below.

(b)	Reports on Form 8-K: The Company filed one report on Form 8-K during the fourth quarter of fiscal year ended December 31, 2009. Information regarding the item reported on is as follows:

	Date	Item Reported On

	November 17, 2009	Item 2.02: Results of Operations and Financial Condition
Item 9.01: Financial Statements and Exhibits

(c)	Exhibits: The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.

(d)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE  II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts		Writeoffs		Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2009	$177		$(26)	$	---		$(7)	$144
Year ended December 31, 2008	348		(171)		---		---	177
Year ended December 31, 2007	365		(17)		---		---	348

Reserve for slow-moving inventories:

Year ended December 31, 2009	$1,033		$74	$	---		$(481)	$626
Year ended December 31, 2008	1,069		312		---		(348)	1,033
Year ended December 31, 2007	1,185		85		---		(201)	1,069

Valuation allowance for deferred tax assets:

Year ended December 31, 2009	$8,857	$	---		$(1,826)	$	---	$7,031
Year ended December 31, 2008	7,438		---		1,419		---	8,857
Year ended December 31, 2007	6,742		---		696		---	7,438

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: March 23, 2010	By:	/s/ Angela L. Marvin Angela L. Marvin Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ewen R. Cameron Ewen R. Cameron	Director, President and Chief Executive Officer	March 23, 2010

/s/ Angela L.. Marvin Angela L. Marvin	Vice President Finance, Chief Financial Officer, Secretary and Treasurer	March 23, 2010

/s/ Norman R. Dobiesz Norman R. Dobiesz	Director	March 23, 2010

/s/ Gregory G. Barr Gregory G. Barr	Director	March 23, 2010

/s/ Richard L. Stevens Richard L. Stevens	Director	March 23, 2010

/s/ Peter G. Friedmann Peter G. Friedmann	Director	March 23, 2010

 EXHIBIT INDEX

(c)	Exhibits:
2.1	Tri-Link Technologies, Inc. and Teltronics, Inc. Agreement of Purchase and Sale of Vortex Technology, dated October 31, 2002, between Tri-Link Technologies, Inc. and Teltronics, Inc.
2.2	Amendment No. 1 to Agreement of Purchase and Sale of Vortex Technology, dated May 13, 2003, between Tri-Link Technologies, Inc. and Teltronics, Inc.
3.1	Restated Certificate of Incorporation of Registrant, as amended. Filed as Exhibit 3.1 to Teltronics' Definitive Proxy Statement filed June 24, 1996.
3.2	By-Laws of the Registrant, as amended. Filed as Exhibit 3.2 to Teltronics' Annual Report on Form 10-KSB filed April 2, 1997.
3.3*	By-Laws of the Registrant, as amended. Filed as Exhibit 1 to Teltronics’ Form 8-K filed March 10, 2010.
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

10.48	Amendment Number Two to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated August 13, 2008. Filed as Exhibit 10 to Form 10-Q filed August 14, 2008.
10.49	Stock Purchase Agreement between Teltronics, Inc., John Mitchell, Chris R. Fickey dated August 21, 2008. Filed as Exhibit 10 to Form 8-K filed August 26, 2008.
10.50
Amendment Number Three to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated February 18, 2009.  Filed as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2008.

10.51	Amendment Number Four to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated March 1, 2009. Filed as Exhibit 10.1 to Form 10-Q filed May 8, 2009
10.52	Employment Agreement between Teltronics, Inc. and Duncan Anderson dated April 16, 2009. Filed as Exhibit 10.2 to Form 10-Q filed May 8, 2009
10.53
Lease Agreement dated May 14, 2009 between Gulfcoast Property No. 1, LLC (“Landlord”) and Teltronics, Inc. (“Tenant”) for the property located at 2511 Corporate Way, Palmetto, Florida, effective June 1, 2009.  Filed as Exhibit 10.1 to Form 10-Q filed August 12, 2009.

10.54	Amendment Number Five to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated July 1, 2009. Filed as Exhibit 10.2 to Form 10-Q filed August 12, 2009.
10.55*	Amendment Number Six to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated December 31, 2009.
14.1	Code of Ethics. Filed as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003.
14.2	Code of Ethics. Teltronics, Inc. Board of Directors Code of Ethical Business Conduct filed as Exhibit 14.2 to Form 10-K for the fiscal year ended December 31, 2007.

21*	List of Subsidiaries.
23*	Consent of Independent Registered Certified Public Accountants, Kirkland, Russ, Murphy & Tapp, P.A.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____ (*)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.