Form 10-Q
period 2010-03-31
TELTRONICS INC
filed 2010-05-17
CIK 97052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2010

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

As of May 17, 2010, there were 8,720,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 11.

i

PART  I – FINANCIAL INFORMATION

ITEM   1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$64	$339
Accounts receivable, net	3,183	4,856
Inventories, net	5,244	4,823
Prepaid expenses and other current assets	464	406
Total current assets	8,955	10,424

Property and equipment, net	805	751
Other assets	345	368

Total assets	$10,105	$11,543

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$2,591	$3,124
Current portion of long-term debt and capital lease obligations	1,255	1,220
Accounts payable	3,718	3,316
Accrued expenses and other current liabilities	2,554	3,200
Deferred revenue	571	526
Total current liabilities	$10,689	$11,386
Long-term liabilities:
Deferred dividends	4,000	3,800
Long-term debt and capital lease obligations, net of current portion	723	1,029
Total long-term liabilities	4,723	4,829

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,740	24,735
Other comprehensive loss	(179)	(169)
Accumulated deficit	(29,877)	(29,247)
Total shareholders' deficiency	(5,307)	(4,672)
Total liabilities and shareholders' deficiency	$10,105	$11,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2010	2009

Net sales
Product sales and installation	$3,701	$7,058
Maintenance and service	2,522	2,591
	6,223	9,649
Cost of goods sold	3,354	6,169
Gross profit	2,869	3,480
Operating expenses:
General and administrative	1,517	1,178
Sales and marketing	681	601
Research and development	741	735
Depreciation and amortization	58	53
	2,997	2,567

Income (loss) from operations	(128)	913

Other income (expense):
Interest	(252)	(408)
Other	19	30
	(233)	(378)
Income (loss) before income taxes	(361)	535
Income taxes	6	6
Net income (loss)	$(367)	$529
Dividends on Preferred Series B and C Convertible stock	263	263
Net income (loss) available to common shareholders	$(630)	$266

Net income (loss) per common share:
Basic and diluted	$(0.07)	$0.03

Weighted average common shares outstanding:
Basic and diluted	8,707,250	8,647,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Three Months Ended March 31,
	2010	2009

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$717	$(834)

INVESTING ACTIVITIES – NET	(76)	(3)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(533)	1,296
Net principal repayments on loan, notes and capital leases	(314)	(300)
Net proceeds from exercised options	4	---
Dividends paid on Preferred Series B Convertible Stock	(63)	(63)
Net cash flows (used in) provided by financing activities	(906)	933

Effect of exchange rate changes on cash and cash equivalents	(10)	(14)

Net (decrease) increase in cash and cash equivalents for the period	(275)	82

Cash and cash equivalents - Beginning of Period	339	548

Cash and cash equivalents – End of Period	$64	$630

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  These plans were successful during 2009 and the Company is continually looking for further efficiencies in operating expenses to manage profitability.  The Company has plans to continue its efforts to increase sales and diversify its customer base.  The Company is currently in the process of seeking alternative financing as well as obtaining additional capital which will strengthen its working capital and give the Company funds to market its current product line to increase revenues.  There are no assurances that the Company will be successful in obtaining alternate financing or raising additional capital.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$(367)	$529
Foreign currency translation	(10)	(14)
Total comprehensive income (loss)	$(377)	$515

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
Net income (loss) per share	2010	2009

Basic and dilutive
Net income (loss)	$(367)	$529
Preferred dividends	(263)	(263)
	$(630)	$266

Weighted average common shares Outstanding	8,707,250	8,647,539
Net income (loss) per common share	$(0.07)	$0.03

Dilutive common shares primarily consist of employee stock options, Preferred Series B Convertible stock and Preferred Series C Convertible stock.  For the three months ended March 31, 2010 options to purchase 1,188,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.  For the three months ended March 31, 2009 options to purchase 1,181,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Raw materials	$2,412	$2,566
Work-in-process	768	1,099
Finished goods	2,064	1,158
	$5,244	$4,823

NOTE 5 – LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility, as amended on December 31, 2009, is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these covenants as of March 31, 2010.  The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of March 31, 2010 was $257.  See NOTE 8.

NOTE 6 – COMMITMENTS AND OTHER CONTINGENCIES

The Company has been notified of a claim from four former employees.  This claim is currently being reviewed by management and the Company’s legal counsel.  The Company cannot reasonably estimate the liability, if any, at this time.

The Company entered into a commercial lease agreement effective June 1, 2009 to lease a 51,520 square foot facility in Palmetto, Florida.  The term of the lease expires on December 31, 2025.  The Company also entered into a formal sub-lease agreement with an affiliated entity as discussed in Note 7.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company entered into a sub-lease agreement with an affiliated entity, controlled by one of the directors of the Company.  Under the agreement the affiliate has agreed to pay the Palmetto lease obligations from June 1, 2009 through December 31, 2010.  As of March 31, 2010 the affiliated entity paid $529 on behalf of the Company, of which a portion is a credit against future sublease rental payments. The Company recognized $267 of rent expense as of March 31, 2010 related to the Palmetto lease.  The Company began paying the affiliated entity $30 monthly beginning March 2010 for its use of the office space and furniture rental and will continue to make monthly rental payments until August 2011 and furniture rent payments through December 2012.  The affiliated entity occupies approximately 8,000 square feet of the 51,200 square feet Palmetto facility as described in Note 6.  Costs are allocated between the Company and the affiliated entity based on percentage of the building occupied.

NOTE 8 – SUBSEQUENT EVENTS

The Company was advised by its Lender that without a waiver, it would not be in compliance with a mandatory prepayment condition as set forth in its Credit Agreement.  The mandatory prepayment condition states that the Company is required to pay the Lender 50% of the Company’s Excess Cash Flow calculated on the Company’s EBITDA (“earnings before interest, taxes, depreciation and amortization”) results as of December 31, 2009. The Company did not have these funds to remit to the Lender.  In May, 2010 the Company and the Lender executed a written waiver of the mandatory prepayment condition.  On April 30, 2010 the Company was not in compliance with its EBITDA ratio contained in the Credit Agreement which was subsequently amended by the Lender to cure any non-compliance.  The current Credit Agreement otherwise remains unchanged and is in full force and effect.

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

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $3,426 or 35.5% for the three month period ended March 31, 2010 as compared to the same period in 2009.  The overall decrease in net sales for the three month period ended March 31, 2010 was primarily the result of decreased sales in the 20-20™ market with slight decreases in Intelligent Systems Management (“ISM”) market and other miscellaneous markets offset with a slight increase in the Contract Manufacturing market.  The decrease in the 20-20 product line was primarily due to increased orders received in 2008 from one of the Company’s largest customers that were completed in the first quarter of 2009.  The decrease in ISM sales was primarily due to a decrease in orders due to the bankruptcy of a major supplier to our customers that subsequently was purchased by the supplier’s competitor.  We are now in discussion with the competitor of the previous supplier to provide a solution.

Gross profit margin for the three month periods ended March 31, 2010 and 2009 was 46.1% and 36.1%, respectively.  The increase in gross profit percentage was primarily due to a reversal of amounts not deemed to be owed.  Excluding the effect of this reversal, the Company’s gross profit percent would have been 34.5%.

Operating Expenses

Operating expenses were $2,997 for the three month period ended March 31, 2010 as compared to $2,567 for the same period in 2009.  The increase of $430 was due to an increase in general and administrative expenses of $339, increase in sales and marketing expenses of $80, increase in research and development expenses of $6 and an increase in depreciation expenses of $5.

General and administrative expenses increased $339 for the three month period ended March 31, 2010 as compared to the same period in 2009.  The net increase for the three month period ended March 31, 2010 was primarily the result of rent expense pertaining to the Palmetto lease which resulted in additional expense of $267 along with the increase in building modifications and labor related to getting the new manufacturing plant operational.

Sales and marketing expenses increased $80 for the three month period ended March 31, 2010 as compared to the same period in 2009.  The net increase for the three month period ended March 31, 2010 was primarily the result of an increase in marketing expenses of $95 incurred to facilitate an increase in future sales and also diversify its customer base coupled with a $15 decrease in sales expenses mainly due to lower commissions earned.

Research and development expenses increased $6 for the three month period ended March 31, 2010 as compared to the same period in 2009.  The net increase for the three month period ended March 31, 2010 was mainly due to a $16 increase in compensation and related benefits, $51 increase in professional services and outside consulting used to assist in getting products tested and ready for market, coupled with a $43 decrease in expenses related to the closing of our Salt Lake City, Utah office in 2009, $13 decrease in R&D material and equipment expenses and a $5 decrease in other miscellaneous expenses.

Depreciation and amortization expenses increased $5 for the three month period ended March 31, 2010 compared to the same period in 2009.  The net increase for the three month period ended March 31, 2010 was mainly due to assets purchased during the latter part of 2009.

Other Income (Expense)

Other expense was $233 and $378 for the three month periods ended March 31, 2010 and March 31, 2009.  For the three month period ended March 31, 2010 interest expense decreased $156 based on the line of credit and long-term debt balances and other fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2010 was $717, primarily the result of a decrease in net assets of $1,168, a decrease of $198 in liabilities, along with net loss and net non-cash income of $253.  The decrease in net assets of $1,168 was primarily from a decrease in accounts receivables and other assets offset with an increase in inventories and prepaids.  Liabilities decreased $198 primarily from an increase in accounts payable and deferred revenue offset with a decrease in accrued expenses.  Net loss and non-cash income of $253 was primarily the result of the $367 net loss.

Net cash flows used in investing activities for the three months ended March 31, 2010 was $76, primarily from acquisitions of property and equipment.

Net cash flows used in financing activities for the three months ended March 31, 2010 was $906 which was primarily the result of repayments on the Company’s line of credit and long-term debt.

As of March 31, 2010 the Company has cash and cash equivalents of $64 as compared to $339 as of December 31, 2009.  Working capital deficiency was $1,734 and $962 as of March 31, 2010 and  December 31, 2009, respectively.

The Company’s management implemented plans during 2008 to increase gross margin and decrease operating costs.  These plans were successful during 2009 and the Company is continually looking for further efficiencies in operating expenses to manage profitability.  The Company has plans to continue its efforts to increase sales and diversify its customer base.  The Company is currently in the process of seeking alternate financing as well as obtaining additional capital which will strengthen its working capital and give the Company funds to market its current product line to increase revenues.  There are no assurances that the Company will be successful in obtaining alternate financing or raising additional capital.

Seasonality

The Company has experienced seasonality due in part to purchasing tendencies of our customers during the first and fourth quarters of each calendar year.  Consequently, net sales for the first and fourth quarters of each calendar year are typically not as strong as results during the other quarters.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

During the quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2010, the Company has been in arrears three of the four required dividend payments on our Series B Preferred Stock totaling $189 including 10% interest.

If the Company is in arrears on four quarterly dividend payments on our Preferred Series B Convertible stock (whether or not consecutive) or any part thereof, including interest, then the Preferred Series B Convertible agreement provides that the number of Directors shall be increased to a number that allows the holders of our Preferred Series B Convertible stock to elect a majority of our Board of Directors.  The Company has been making the required fourth dividend payment quarterly since 2003 and it is unlikely that the Company will not make the fourth quarterly dividend.

ITEM 6(a).  EXHIBITS

10	Amendment Number Seven to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated May 14, 2010.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).  REPORTS ON FORM 8-K

The Company filed one Report on Form 8-K during the quarter ended March 31, 2010.  Information regarding the item reported on is as follows:

Date Filed	Item Reported On

March 10, 2010	Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: May 17, 2010	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Angela L. Marvin
Angela L. Marvin Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10*	Amendment Number Seven to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated May 14, 2010.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended March 31, 2010.