Form 10-Q
period 2010-06-30
TELTRONICS INC
filed 2010-08-16
CIK 97052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2010

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

As of August 16, 2010, there were 8,730,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 13.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.           FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$629	$339
Accounts receivable, net	3,193	4,856
Inventories, net	4,659	4,823
Prepaid expenses and other current assets	510	406
Total current assets	8,991	10,424

Property and equipment, net	807	751
Other assets	344	368

Total assets	$10,142	$11,543

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$2,651	$3,124
Current portion of long-term debt and capital lease obligations	1,620	1,220
Accounts payable	4,607	3,316
Accrued expenses and other current liabilities	4,930	3,200
Deferred revenue	618	526
Total current liabilities	14,426	11,386
Long-term liabilities:
Deferred dividends	4,200	3,800
Long-term debt and capital lease obligations, net of current portion	43	1,029
Total long-term liabilities	4,243	4,829

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,742	24,735
Other comprehensive loss	(171)	(169)
Accumulated deficit	(33,107)	(29,247)
Total shareholders' deficiency	(8,527)	(4,672)
Total liabilities and shareholders' deficiency	$10,142	$11,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales
Product sales and installation	$3,762	$9,032	$7,463	$16,090
Maintenance and service	2,411	2,710	4,933	5,301
	6,173	11,742	12,396	21,391
Cost of goods sold	4,386	6,673	7,740	12,842
Gross profit	1,787	5,069	4,656	8,549
Operating expenses:
General and administrative	1,314	1,114	2,831	2,292
Sales and marketing	579	744	1,260	1,345
Research and development	703	609	1,444	1,344
Depreciation and amortization	57	53	115	106
	2,653	2,520	5,650	5,087

Income (loss) from operations	(866)	2,549	(994)	3,462

Other income (expense):
Interest	(275)	(371)	(527)	(779)
Other	(1,820)	(3)	(1,801)	27
	(2,095)	(374)	(2,328)	(752)
Income (loss) before income taxes	(2,961)	2,175	(3,322)	2,710
Income taxes	6	6	12	12
Net income (loss)	(2,967)	2,169	(3,334)	2,698
Dividends on Preferred Series B and C Convertible stock	263	263	526	526
Net income (loss) available to common shareholders	$(3,230)	$1,906	$(3,860)	$2,172

Net income (loss) per common share:
Basic	$(0.37)	$0.22	$(0.44)	$0.25
Diluted	$(0.37)	$0.20	$(0.44)	$0.25

Weighted average common shares outstanding:
Basic	8,720,539	8,647,539	8,713,931	8,647,539
Diluted	8,720,539	10,925,491	8,713,931	9,368,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Six Months Ended June 30,
	2010	2009

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$1,657	$161

INVESTING ACTIVITIES – ACQUISITION OF PROPERTY AND EQUIPMENT	(142)	(4)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	(473)	1,024
Net principal repayments on loan, notes and capital leases	(628)	(601)
Net proceeds from exercised options	4	---
Dividends paid on Preferred Series B Convertible stock	(126)	(126)
Net cash flows provided by (used in) financing activities	(1,223)	297

Effect of exchange rate changes on cash and cash equivalents	(2)	138

Net increase in cash and cash equivalents for the period	290	592

Cash and cash equivalents - Beginning of Period	339	548

Cash and cash equivalents – End of Period	$629	$1,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has engaged an advisory firm to look for debt financing and is in discussions with another firm to raise equity.  This would strengthen the Company’s working capital and give the Company funds to market its new and current product lines to increase revenues.  Failure to obtain sufficient debt or equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010, may affect the Company’s ability to achieve its business objectives.  There are no assurances that the Company will be successful in obtaining alternate financing or raising additional capital.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(2,967)	$2,169	$(3,334)	$2,698
Foreign currency translation	8	150	(2)	136
Total comprehensive income (loss)	$(2,959)	$2,319	$(3,336)	$2,834

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss) per share	2010	2009	2010	2009

Basic
Net income (loss)	$(2,967)	$2,169	$(3,334)	$2,698
Preferred dividends	(263)	(263)	(526)	(526)
	$(3,230)	$1,906	$(3,860)	$2,172

Weighted average common shares Outstanding	8,720,539	8,647,539	8,713,931	8,647,539
Net income (loss) per common share	$(0.37)	$0.22	$(0.44)	$0.25

Diluted
Net income (loss)	$(2,967)	$2,169	$(3,334)	$2,698
Preferred dividends	(263)	---	(526)	(400)
	$(3,230)	$2,169	$(3,860)	$2,298

Weighted average common shares Outstanding	8,720,539	10,925,491	8,713,931	9,368,968
Net income (loss) per common share	$(0.37)	$0.20	$(0.44)	$0.25

Dilutive common shares primarily consist of employee stock options, Preferred Series B Convertible stock and Preferred Series C Convertible stock.  For the three months ended June 30, 2010 options to purchase 1,235,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss because the effect would be anti-dilutive.  For the three months ended June 30, 2009 options to purchase 1,219,000 shares of common stock were not included in the computation of diluted net income per share because the effect would be anti-dilutive.  For the six months ending June 30, 2010 options to purchase 1,235,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss because the effect would be anti-dilutive.  For the six months ended June 30, 2009 options to purchase 1,321,000 shares of common stock and Preferred Series C Convertible stock were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$2,375	$2,566
Work-in-process	323	1,099
Finished goods	1,961	1,158
	$4,659	$4,823

NOTE 5 – LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility, as amended on December 31, 2009, is subject to compliance with various financial covenants and borrowing base criteria.  The Company was not in compliance with some of these financial covenants as of June 30, 2010.  As a result of this non-compliance, the Company’s credit facility was subsequently amended to cure this non-compliance.  In this amendment the Lender has reset various financial covenants through the remainder of 2010 and increased the amortization of the principal payment on the term note from $97 to $117 effective January 1, 2011.  As a result the Company has recognized this long term debt as current as of June 30, 2010.  The total loan balance of the term debt as of June 30, 2010 was $1,549.

The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of June 30, 2010 was $192.

NOTE 6 – COMMITMENTS AND OTHER CONTINGENCIES

The Company has been notified of a claim from four former employees.  Subject to execution of a mutually acceptable settlement agreement the claim has been tentatively resolved for $775 payable with a down payment of $175 and the remaining in equal installments of $75 each month until paid in full.  The adjustment has been recorded in accrued expenses and other liabilities on the balance sheet and other expenses on the income statement totaling $784 which includes the Company’s obligation to pay payroll taxes for a portion that relates to wages.

The Company reviewed wages previously paid to certain employees that worked on specified contracts held by the Company and agreed to pay these employees additional wages for the years reviewed.  Payment will be made in bi-weekly installments over a three year period commencing July 2010.  The adjustment has been recorded in accrued expenses and other liabilities totaling $1,168 on the balance sheet and $1,043 in other expenses on the statement of operations and $125 is recorded in cost of sales for current 2010 wages.

The Company entered into a commercial lease agreement effective June 1, 2009 to lease a 51,520 square foot facility in Palmetto, Florida.  The term of the lease expires on December 31, 2025.  The Company also entered into a formal sub-lease agreement with an affiliated entity as discussed in Note 7.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company entered into a sub-lease agreement with an affiliated entity, controlled by one of the directors of the Company.  Under the agreement the affiliate has agreed to pay the Palmetto lease obligations from June 1, 2009 through December 31, 2010.  As of June 30, 2010 the affiliated entity paid $529 on behalf of the Company, of which a portion is a credit against future sublease rental payments. The Company recognized $412 of rent expense as of June 30, 2010 for its use of the office space and furniture rental and will continue to make monthly office rental payments until August 2011 and furniture rent payments through December 2012.  The affiliated entity occupies approximately 8,000 square feet of the 51,200 square feet Palmetto facility as described in Note 6.  Costs are allocated between the Company and the affiliated entity based on percentage of the building occupied.

The Series C Preferred Stock of the Company, owned by an entity controlled by three Directors of the Company, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Series C Preferred Stock has the right, but not the obligation, at its option, to convert the 40,000 shares of Preferred Stock to 1,454,545 shares of the Common Stock of the Company, subject to adjustment.  The Company has the right, but not the obligation, to redeem all or a portion of the then outstanding Series C Preferred Stock at any time for 100% of the face value which is $4,000 plus accrued and unpaid dividends.  Unpaid dividends accrue interest at 10% per annum.  As of June 30, 2010, accrued but unpaid dividends aggregated $4,200 and interest on the unpaid dividends was $1,261.  The cost to the Company to redeem the Series C Preferred Stock would be $9,461.  The holder of the Series C Preferred Stock has agreed to defer payment of accrued dividends until April 2012.  Discussions have been held with the holder of the Series C Preferred Stock with respect to continued future deferrals of payment of dividends and interest on unpaid dividends.  The Company has not and does not have the funds and has not been able to obtain the funds required under the Certificate of Designations Establishing the Series C Preferred Stock to be able to redeem the Series C Preferred Stock which would require the Company to pay the holder all accrued and unpaid dividends and interest on the Series C Preferred Stock in addition to the redemption price provided for in the Certificate of Designations.  The Company has proposed to the holder that it consider entering into a Redemption Agreement with the Company under which the Series C Preferred Stock would be redeemed by the Company by:  (i) a Company cash payment of the accrued and unpaid dividends at a substantially discounted price with the balance of dividends being forgiven; (ii) issuance of a mutually acceptable number of restricted shares of the Common Stock of the Company; and (iii) the holder waiving all accrued and unpaid interest on the unpaid dividends.  The possible redemption transaction would require approval by the Company’s principal lender; financing to provide cash to pay the discounted price for the accrued and unpaid dividends; and any other required approvals.  The holder and the Company are seeking the advice of tax and other professionals before attempting to negotiate the amount of cash and number of restricted shares of the Common Stock that might be issued to redeem the Series C Preferred Stock which negotiations could be completed prior to the end of August, 2010.

Although the possible transaction described above could result in execution of a formal agreement, the Company believes that a redemption of the Series C Preferred Stock with a combination of borrowed funds and issuance of the Company’s restricted shares of Common Stock is the only alternative for payment of accrued dividends and interest and to avoid further obligations for payment of dividends and interest on any unpaid dividends.  It is unlikely that the Company’s current financial condition would allow the Company to fully pay all accrued obligations and the stated redemption price under the Certificate of Designations.  Although preliminary discussions concerning a possible redemption transaction have been constructive and are on going, there is no assurance that the preliminary discussions will result in a formal agreement or that if a formal agreement is executed, the proposed transaction will occur.

The Company has engaged an advisory firm to look for debt financing and is in discussions with another firm to raise equity.  There can be no assurances that either of these firms will be successful in raising these funds.

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

GENERAL OVERVIEW

The second quarter results were significantly down from the same period of 2009.  This was due in large part to a reduction in orders from one of our largest customers.  The Company is one of four vendors to this customer.  Last year the Company received a higher percentage in comparison to the other vendors of the orders for our 20-20 switching platform than we did this year.  These were installed during the second and third quarters of 2009.  Although there is a significant reduction in orders this year, scheduled deliveries of this year’s orders are expected to take place during the third quarter.  This customer continues to purchase from the Company and the Company has long term maintenance and support contracts with this customer.

To a lesser extent orders of our Alarms Management product were adversely affected by the filing of bankruptcy of another one of our customers.  This customer was acquired by one of its competitors and the Company is modifying its products to operate with their product offering.  There can be no assurances that even if the Company succeeds in adapting its product that the new customer will purchase units in the same quantities as previously purchased.

The Company recognized that it must diversify on being reliant on a few large customers. To this end we embarked on developing new products that could be sold through distribution.  The first of these products, a small IP switch for up to 100 ports, will be released to a limited number of dealers in August 2010.  If these tests are successful the Company will then release the product to general distribution.  The Company engaged a seasoned marketing VP to spear head this launch and the Company is actively seeking to employ a number of experienced distribution sales people.

As the Company changes its profile it also decided to reduce its work force.  This action was taken in July 2010 and is expected to reduce expenditures annually by $1,500.  Some of these savings are expected to be used to engage new personnel better suited to the new direction of the Company.  The Company has accrued $41 in severance related to this reduction in force.

Also in this quarter the Company incurred one time accruals relating to commitments the Company has made related to a tentative settlement of a claim totaling $775 and an accrual for wages that will be paid to certain employees over a three year period totaling $1,168.

The Company continues to invest in R&D and will be launching another new product in 2011 that will also be sold through distribution. The Company continues to successfully sell directly to its legacy customers both domestically as well as to respond to international RFPs through its international distribution channel.

The Company has engaged an advisory firm to look for debt financing and is in discussion with another firm to raise equity.  This would strengthen the Company’s working capital and give the Company funds to market its new and current product lines to increase revenues.  Failure to obtain sufficient debt or equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010, may affect the Company’s ability to achieve its business objectives.  There are no assurances that the Company will be successful in obtaining alternate financing or raising additional capital.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $5,569 or 47.4% for the three month period ended June 30, 2010 as compared to the same period in 2009.  The overall decrease in net sales for the three month period ended June 30, 2010 was primarily the result of decreased sales in the 20-20™ market and decreases in the Intelligent Systems Management (“ISM”) market.  The decrease in the 20-20 market was mainly due to the decrease of 20-20 orders received in 2010 as compared to 2009 from one of the Company’s largest customers.  The Company received a large install order in late 2008 that was installed in the first quarter 2009.  There has not been any change in the relationship with this customer.  The decrease in ISM sales was primarily due to the bankruptcy of a major supplier to our customers that subsequently was purchased by the supplier’s competitor.  We are now in discussion with the customer that has acquired our major supplier to provide them with a solution.

Net sales decreased $8,995 or 42.1% for the six month period ended June 30, 2010 as compared to the same period in 2009.  The overall decrease in net sales for the six month period ended June 30, 2010 was, as stated above, due to the decrease of 20-20 orders received in 2010 as compared to 2009 from one of the Company’s largest customers and a decrease in ISM sales due to a bankruptcy of a major supplier who was acquired by the supplier’s competitor.

Gross profit margin for the three month periods ended June 30, 2010 and 2009 was 29.0% and 43.2%, respectively.  Gross profit margin for the six month periods ended June 30, 2010 and 2009 was 37.6% and 40.0%, respectively.  The decrease in gross profit percentage was mainly due to an accrual totaling $125 included in cost of goods sold.  Excluding the events of this accrual, the Company’s gross profit would have been 31.0% for the three month period ended June 30, 2010 and 38.6% for the six month periods ended June 30, 2010.  The remaining of the decrease is due to larger sales from lower gross profit margin products.

Operating Expenses

Operating expenses were $2,653 for the three month period ended June 30, 2010 as compared to $2,520 for the same period in 2009.

General and administrative expenses increased $200 for the three month period ended June 30, 2010 as compared to the same period in 2009.  The net increase for the three month period ended June 30, 2010 was primarily due to $14 increase in compensation and other related benefits, $98 increase in rents due to the move to the new office building as the Company began paying the $30 commitment as disclosed in Note 7, $30 increase in building R&M used in getting the plant ready for use in the new facility, $27 increase in business insurance, $25 increase in legal fees related to a claim by four former employees, $16 increase due to payments to an outside international sales consultant brought on in late 2009, offset by a $6 decrease in property taxes, $3 decrease in bank service charges, and $1 decrease in other combined expenses.

Sales and marketing expenses decreased $165 for the three month period ended June 30, 2010 as compared to the same period in 2009.  The net decrease for the three month period ended June 30, 2010 was primarily the result of $148 decrease in compensation and related benefits, $7 decrease in printing and copying expense, $10 decrease in travel, M&E, $5 decrease in sales promotion expense, $8 decrease in outside sales consultant, $7 decrease in online dues and subscriptions, $2 decrease in minor equipment purchases, offset by a $22 increase in bad debt reserves related receivables.

Research and development expenses increased $94 for the three month period ended June 30, 2010 as compared to the same period in 2009.  The net increase for the three month period ended June 30, 2010 was primarily the result of $19 increase in compensation and related benefits, $57 increase in rents due to a department reclassification, $12 increase in professional fees, $22 increase in travel, M&E offset by a $14 decrease in software licenses and support and $2 decrease in other combined expenses.

Depreciation and amortization expense increased $4 for the three month period ended June 30, 2010 as compared to the same period in 2009.  The increase for the three months ended June 30, 2010 was primarily the result of the increase in building improvements getting the new facility ready for operations.

Operating expenses were $5,650 for the six month period ended June 30, 2010 as compared to $5,087 for the same period in 2009.

General and administrative expenses increased $539 for the six month period ended June 30, 2010 as compared to the same period in 2009.  The net increase for the six month period ended June 30, 2010 was primarily the result of $8 increase in bank service charges, $433 increase in rent due to the accrual for straight line rent expense related to the new office building coupled with additional rent expense paid on the new office location, $71 increase in building R&M related to getting the plant ready for operations, $21 increase in business insurance, $31 increase in outside consulting services related to international sales, $6 increase in online communications offset by $9 decrease in compensation and other related benefits, $11 decrease in bad debts expense, and $11 decrease in property taxes.

Sales and marketing expenses decreased $85 for the six month period ended June 30, 2010 as compared to the same period in 2009.  The net decrease for the six month period ended June 30, 2010 was primarily the result of $202 decrease in compensation and other related benefits, $50 decrease in professional fees, offset by $36 increase in bad debts expense, $73 increase in rent expenses due to change in department charges, $10 increase in legal incurred from the UK company, $17 increase in outside consulting services, $3 increase in office supplies expense, $21 increase in online communications expense, $5 increase in education and training, and $2 increase in other combined expenses.

Research and development expenses increased $100 for the six month period ended June 30, 2010 as compared to the same period in 2009.  The net increase for the six month period ended June 30, 2010 was primarily the result of $30 increase in compensation and other related benefits, $27 increase in professional fees, $14 increase in rents, $5 increase in purchased software, $28 increase in outside consulting fee, $27 increase in travel M&E, $7 increase in equipment R&M, offset by $18 decrease in minor equipment purchases, $17 decrease in software licenses and support expense, and $3 decrease in other combined expenses.

Depreciation and amortization expense increased $9 for the six month period ended June 30, 2010 as compared to the same period in 2009.  The increase for the six months ended June 30, 2010 was primarily the result of the increase in building improvements getting the new facility ready for operations offset by fully depreciated assets during 2010.

Other Income (Expense)

Other expense was $2,095 for the three month period ended June 30, 2010 as compared to $374 of other expense for the same period in 2009 due to a $1,043 commitment of prior year wages and a $784 commitment to tentatively settle a claim.

Other expense was $2,328 for the six month period ended June 30, 2010 as compared to $752 of other expense for the same period in 2009 primarily due to a $1,043 commitment of prior year wages and a $784 commitment to tentatively settle a claim, and a $252 decrease in interest expense related to less borrowings on the line of credit compared to 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2010 was $1,657, primarily the result of a decrease in net assets of $1,566, an increase of $2,328 in liabilities along with net loss and net non-cash income of $2,237.  The decrease in net assets of $1,566 was primarily due to a decrease in accounts receivables, inventory, and other assets offset with an increase in prepaid expenses.  The increase in liabilities of $2,328 was primarily due to an increase in accounts payable, accrued expenses and deferred revenues.  Net loss and non-cash income of $2,237 was primarily the result of the $2,549 net loss.

Net cash flows used in investing activities for the six months ended June 30, 2010 was $142, primarily from acquisitions of property and equipment.

Net cash flows used in financing activities for the six months ended June 30, 2010 was $1,223, primarily the result of repayments on the Company’s line of credit and long-term debt.

As of June 30, 2010 the Company has cash and cash equivalents of $629 as compared to $339 as of December 31, 2009.  Working capital deficiency was $5,435 and $962 as of June 30, 2010 and December 31, 2009, respectively.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2010, the Company has not paid three of the required quarterly dividend payments on our Preferred Series B stock totaling $221,734 including 10% interest.

Under the Certificate of Designations for the Preferred Series B stock, if the Company is in arrears and has not paid four quarterly dividend payments on our Preferred Series B stock (whether or not consecutive) or any part thereof, including interest, then the holder of the Preferred Series B stock has the right to demand that the number of Directors be increased to a number that allows the holders of our Preferred Series B stock to elect a majority of our Board of Directors.  Since 2003, there has never been more than three accrued but unpaid quarterly dividends on the Series B Preferred stock and it is unlikely that there will be more than three accrued but unpaid quarterly dividends.

ITEM 6(a).      EXHIBITS

10	Amendment Number Eight to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated August 13, 2010.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).      REPORTS ON FORM 8-K

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: August 16, 2010	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: August 16, 2010	By:	/s/ Angela L. Marvin
Angela L. Marvin Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10*	Amendment Number Eight to Credit Agreement by and among Wells Fargo Foothill, Inc. and Teltronics, Inc. dated August 13, 2010.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended June 30, 2010.