Form 10-Q
period 2010-09-30
TELTRONICS INC
filed 2010-11-15
CIK 97052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, there were 8,730,539 shares of the Registrant's Common Stock, par value $.001, outstanding.

Exhibit index appears on page 14.

i

PART  I – FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

TELTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except shares and per share amounts

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$68	$339
Accounts receivable, net	4,432	4,856
Inventories, net	4,150	4,823
Prepaid expenses and other current assets	449	406
Total current assets	9,099	10,424

Property and equipment, net	748	751
Other assets	407	368

Total assets	$10,254	$11,543

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Line of credit	$3,706	$3,124
Current portion of long-term debt and capital lease obligations	1,288	1,220
Accounts payable	4,661	3,316
Accrued expenses and other current liabilities	4,448	3,200
Deferred revenue	598	526
Total current liabilities	14,701	11,386
Long-term liabilities:
Deferred dividends	4,400	3,800
Long-term debt and capital lease obligations, net of current portion	36	1,029
Total long-term liabilities	4,436	4,829

Commitments and contingencies
Shareholders' deficiency:
Capital stock	9	9
Additional paid-in capital	24,745	24,735
Accumulated deficit and other comprehensive loss	(33,637)	(29,416)
Total shareholders' deficiency	(8,883)	(4,672)
Total liabilities and shareholders' deficiency	$10,254	$11,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except shares and per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales
Product sales and installation	$4,591	$11,513	$12,054	$27,603
Maintenance and service	3,371	2,692	8,304	7,994
	7,962	14,205	20,358	35,597
Cost of goods sold	5,084	8,367	12,824	21,209
Gross profit	2,878	5,838	7,534	14,388
Operating expenses:
General and administrative	1,469	1,270	4,300	3,562
Sales and marketing	498	839	1,758	2,184
Research and development	672	752	2,116	2,096
Depreciation and amortization	57	38	172	144
	2,696	2,899	8,346	7,986

Income (loss) from operations	182	2,939	(812)	6,402

Other income (expense):
Interest	(310)	(339)	(837)	(1,118)
Other	41	(14)	(1,760)	13
	(269)	(353)	(2,597)	(1,105)
Income (loss) before income taxes	(87)	2,586	(3,409)	5,297
Income taxes	5	5	17	17
Net income (loss)	(92)	2,581	(3,426)	5,280
Dividends on Preferred Series B and C Convertible stock	263	263	789	791
Net income (loss) available to common shareholders	$(355)	$2,318	$(4,215)	$4,489

Net income (loss) per common share:
Basic	$(0.04)	$0.27	$(0.48)	$0.52
Diluted	$(0.04)	$0.23	$(0.48)	$0.48

Weighted average common shares outstanding:
Basic	8,727,428	8,648,361	8,718,429	8,647,810
Diluted	8,727,428	11,230,761	8,718,429	11,044,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, except shares and per share amounts

	Nine Months Ended September 30,
	2010	2009

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$452	$1,334

INVESTING ACTIVITIES – NET	(147)	(180)

FINANCING ACTIVITIES:
Net borrowings on line of credit	582	805
Net principal repayments on current and long-term debt and capital lease obligations	(967)	(887)
Repayment of loan from related party	---	(203)
Net proceeds from exercised options	4	---
Dividends paid on Preferred Series B Convertible stock	(189)	(189)
Net cash flows used in financing activities	(570)	(474)

Effect of exchange rate changes on cash and cash equivalents	(6)	81

Net (decrease) increase in cash and cash equivalents for the period	(271)	761

Cash and cash equivalents - Beginning of Period	339	548

Cash and cash equivalents – End of Period	$68	$1,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except shares and per share amounts
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has engaged an advisory firm and has continued to seek debt financing and raise equity.  This would strengthen the Company’s working capital and give the Company funds to market its new and current product lines to increase revenues.  Failure to obtain sufficient debt or equity financing and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010, may affect the Company’s ability to achieve its business objectives.  There are no assurances that the Company will be successful in obtaining alternate financing or raising additional capital.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(92)	$2,581	$(3,426)	$5,280
Foreign currency translation	(4)	(55)	(6)	81
Total comprehensive income (loss)	$(96)	$2,526	$(3,432)	$5,361

NOTE 3 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss) per share	2010	2009	2010	2009

Basic
Net income (loss)	$(92)	$2,581	$(3,426)	$5,280
Preferred dividends	(263)	(263)	(789)	(791)
	$(355)	$2,318	$(4,215)	$4,489

Weighted average common shares Outstanding	8,727,428	8,648,361	8,718,429	8,647,810
Net income (loss) per common share	$(0.04)	$0.27	$(0.48)	$0.52

Diluted
Net income (loss)	$(92)	$2,581	$(3,426)	$5,280
Preferred dividends	(263)	---	(789)	---
	$(355)	$2,581	$(4,215)	$5,280

Weighted average common shares Outstanding	8,727,428	11,230,761	8,718,429	11,044,528
Net income (loss) per common share	$(0.04)	$0.23	$(0.48)	$0.48

Dilutive common shares primarily consist of employee stock options, Preferred Series B Convertible stock and Preferred Series C Convertible stock.  For the three months ended September 30, 2010 options to purchase 1,159,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss because the effect would be anti-dilutive.  For the three months ended September 30, 2009 options to purchase 893,574 shares of common stock were not included in the computation of diluted net income per share because the effect would be anti-dilutive.  For the nine months ending September 30, 2010 options to purchase 1,159,000 shares of common stock and Preferred Series B and C Convertible stock were not included in the computation of diluted net loss because the effect would be anti-dilutive.  For the nine months ended September 30, 2009 options to purchase 1,079,256 shares of common stock were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$2,033	$2,566
Work-in-process	455	1,099
Finished goods	1,662	1,158
	$4,150	$4,823

NOTE 5 – LINE OF CREDIT AND LONG-TERM DEBT

The Company’s credit facility, as amended on December 31, 2009, is subject to compliance with various financial covenants and borrowing base criteria.  The Company was in compliance with these financial covenants as of September 30, 2010.  Due to an amendment on May 14, 2010, the lender increased the principal payment on the term note from $97 to $117 monthly effective January 1, 2011.  As a result the Company has recognized the long-term debt as current.  The total loan balance of the term debt as of September 30, 2010 was $1,233.

The credit facility consists of a $6,000 revolving line of credit and a five year term-loan with a maximum principal amount of $5,842.  Advances under the Revolving credit facility are subject to availability based upon percentages of eligible receivables and eligible inventory.  Borrowings under the facility bear interest at an annual rate of Prime Rate, plus 3.75%, with a minimum rate of 9.75%, and are subject to mandatory prepayments in certain situations.  The obligations of the agreement are secured by a first lien and security interest in all of the Company’s assets.  The availability under this facility as of September 30, 2010 was $193.

NOTE 6 – COMMITMENTS AND OTHER CONTINGENCIES

The Company has settled a claim from four former employees.  The settlement agreement was executed in September 2010 to pay a total of $775, payable in a down payment of $175 at the time of execution and the remaining is payable in equal installments of $75 each month until paid in full.  The adjustment has been recorded in accrued expenses and other liabilities on the balance sheet and other expenses on the income statement totaling $784 which includes the Company’s obligation to pay payroll taxes for a portion that relates to wages.  As of September 30, 2010, the Company has paid $177 related to this settlement.

The Company reviewed wages previously paid to certain employees that worked on specified contracts held by the Company and agreed to pay these employees additional wages for the years reviewed.  Payment will be made in bi-weekly installments over a three year period commencing July 2010.  The adjustment has been recorded in accrued expenses and other liabilities totaling $1,168 on the balance sheet and $1,043 in other expenses on the statement of operations and $125 is recorded in cost of sales for current 2010 wages.  As of September 30, 2010, the Company has paid $156 in additional wages.

The Company entered into a commercial lease agreement effective June 1, 2009 to lease a 51,520 square foot facility in Palmetto, Florida.  The term of the lease expires on December 31, 2025.  The Company also entered into a formal sub-lease agreement with an affiliated entity as discussed in Note 7.

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

The Company entered into a sub-lease agreement with an affiliated entity, controlled by one of the directors of the Company.  Under the agreement the affiliate has agreed to pay the Palmetto lease obligations from June 1, 2009 through December 31, 2010.  As of September 30, 2010 the affiliated entity paid $529 on behalf of the Company, of which a portion is a credit against future sublease rental payments. The Company recognized $517 of rent expense as of September 30, 2010 for its use of the office space and will continue to make monthly office rental payments until August 2011 and furniture rent payments through December 2012.  The affiliated entity occupies approximately 8,000 square feet of the 51,200 square feet Palmetto facility as described in Note 6.  Costs are allocated between the Company and the affiliated entity based on percentage of the building occupied.

The Series C Preferred Stock of the Company, owned by an entity controlled by three Directors of the Company, provides for a $20 per share annual dividend, payable quarterly.  The holder of the Series C Preferred Stock has the right, but not the obligation, at its option, to convert the 40,000 shares of Preferred Stock to 1,454,545 shares of the Common Stock of the Company, subject to adjustment.  The Company has the right, but not the obligation, to redeem all or a portion of the then outstanding Series C Preferred Stock at any time for 100% of the face value which is $4,000 plus accrued and unpaid dividends.  Unpaid dividends accrue interest at 10% per annum.  As of September 30, 2010, accrued but unpaid dividends aggregated $4,400 and interest on the unpaid dividends was $1,377.  The cost to the

Company to redeem the Series C Preferred Stock would be $9,777.  The holder of the Series C Preferred Stock has agreed to defer payment of accrued dividends until April 2012.  Discussions have been held with the holder of the Series C Preferred Stock with respect to continued future deferrals of payment of dividends and interest on unpaid dividends.  The Company has not and does not have the funds and has not been able to obtain the funds required under the Certificate of Designations Establishing the Series C Preferred Stock to be able to redeem the Series C Preferred Stock which would require the Company to pay the holder all accrued and unpaid dividends and interest on the Series C Preferred Stock in addition to the redemption price provided for in the Certificate of Designations.  The Company has proposed to the holder that it consider entering into a Redemption Agreement with the Company under which the Series C Preferred Stock would be redeemed by the Company by:  (i) a Company cash payment of the accrued and unpaid dividends at a substantially discounted price with the balance of dividends being forgiven; (ii) issuance of a mutually acceptable number of restricted shares of the Common Stock of the Company; and (iii) the holder waiving all accrued and unpaid interest on the unpaid dividends.  The possible redemption transaction would require approval by the Company’s principal lender; financing to provide cash to pay the discounted price for the accrued and unpaid dividends; and any other required approvals.  The holder and the Company are seeking the advice of tax and other professionals before attempting to negotiate the amount of cash and number of restricted shares of the Common Stock that might be issued to redeem the Series C Preferred Stock.

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

The Company has engaged an advisory firm to continue to look for debt financing and continues its discussions with another firm to raise equity.  However, due in part to the current market neither firm has been successful to date.  We continue to look for alternative funding.  There can be no assurances that either of these firms will be successful in raising these funds.

NOTE 8 – SUBSEQUENT EVENTS

On October 31, 2010 the Company was not in compliance with its EBITDA ratio covenant contained in the Credit Agreement which was subsequently amended on November 15, 2010 by the Lender to cure any noncompliance.  In this amendment, the Lender has also agreed to defer the Company’s term note payment for four months to allow the Company additional cash flow during the Company’s seasonally slow periods. In addition, the Lender has agreed to make a limited overadvance to the Company totaling $500 in excess of its Borrowing Base as defined in the agreement beginning on November 15, 2010 and ending on January 31, 2011. The outstanding balance of any limited overadvance must be repaid in full by the end of January 31, 2011.

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

GENERAL OVERVIEW

The third quarter results are again disappointing.  Net sales for the three months ended were down by just over $6,200 in comparison to the same period last year.

This was predominantly due to sales of our 20-20™ switching platform which were down by just under $5,000 in comparison to the same period for last year, due to reduced orders from one of our largest customers.  The other main down turn was our Alarms Management (“ISM”) business which is still being affected by the bankruptcy of one of our major suppliers to our customers.  Our main distribution channels for this product have not embraced the new offering from the company that purchased the bankrupted one and therefore have reduced need for our products.

Although our net loss of $92 for the three months ended was significantly down in comparison to our profit for the same period last year, it is an improvement quarter over quarter for this year.

The Company has now launched its new “VCSe100™” entry level product and a number of distributors have signed up and purchased systems for testing purposes.  Our second product for IP Paging and Intercom, “Amplifi”, is on schedule to be released in the first quarter of 2011.  However, it is very early  and there can be no assurances that the products will gain acceptance and or sell in the quantities that we would like.

The general outlook for business for the remainder of this year is still challenging due to the purchase cycle of a number of our major customers and the general economic situation.  There are some indications that the international market for our products is improving as we have a number of outstanding quotations that could translate into orders for next year.

The Company continues to look for debt and equity financing but due to the current market conditions has not been successful to date.

RESULTS OF OPERATIONS

Net Sales and Gross Profit Margin

Net sales decreased $6,243 or 44% for the three month period ended September 30, 2010 as compared to the same period in 2009.  The overall decrease in net sales for the three month period ended September 30, 2010 was primarily the result of decreased sales in the 20-20 market and decreases in the Intelligent Systems Management (“ISM”) market.  The decrease in the 20-20 market was mainly due to the decrease of 20-20 orders received in 2010 as compared to 2009 from one of the Company’s largest customers.  There has not been any change in the relationship with this customer.  The decrease in ISM sales was primarily due to the bankruptcy of a major supplier to our customers that subsequently was purchased by the supplier’s competitor.

Net sales decreased $15,239 or 42.8% for the nine month period ended September 30, 2010 as compared to the same period in 2009.  The overall decrease in net sales for the nine month period ended September 30, 2010 was, as stated above, due to the decrease of 20-20 orders received in 2010 as compared to 2009 from one of the Company’s largest customers and a decrease in ISM sales due to a bankruptcy of a major supplier to our customers.

Gross profit margin for the three month periods ended September 30, 2010 and 2009 was 36.1% and 41.1%, respectively.  Gross profit margin for the nine month period ended September 30, 2010 and 2009 was 37.0% and 40.4%, respectively.  The decrease in gross profit percentage for the three month period was due to increased cost of sales for maintenance repairs that were covered under maintenance agreements.  The decrease in the gross profit margin for the nine months was mainly due to maintenance repairs and a one time wage rate accrual totaling $125 included in cost of goods sold during the second quarter.  Excluding the one time event of the wage accrual, the Company’s gross profit would have been 37.6% for the nine month period ended September 30, 2010.  The remaining of the decrease is due to larger sales ratio from lower gross profit margin products.

Operating Expenses

Operating expenses were $2,696 for the three month period ended September 30, 2010 as compared to $2,899 for the same period in 2009.

General and administrative expenses increased $199 for the three month period ended September 30, 2010 as compared to the same period in 2009.  The net increase for the three month period ended September 30, 2010 was primarily due to $8 increase in bank services charges due to more wires and ACH transactions, $78 increase in rents due to the move to the new office building as the Company began paying the $30 repayment of the rent prepaid by the Company affiliated entity, $125 increase in legal fees paid for defending a wage claim, $10 increase in outside consulting fees for an international sales consultant, $94 increase due to accruals made for several state sales and use tax audits currently being conducted, $16 increase in travel, M&E, and $15 increase in equipment rental related to rental of office furniture in the new facility offset by a $110 decrease in compensation and other related benefits and $37 decrease in telephone charges due to credits received.

Sales and marketing expenses decreased $341 for the three month period ended September 30, 2010 as compared to the same period in 2009.  The net decrease for the three month period ended September 30, 2010 was primarily the result of $297 decrease in compensation and related benefits due to a reduction in force, $15 decrease in bad debts expense, $2 decrease in business insurance, $7 decrease in professional fees incurred related to marketing expenses that were brought in house, $3 decrease in printing and copying expense, $7 decrease in telephone charges due to company wide credits received, $28 decrease in travel, M&E due to less sales travel during 2010 offset by a $12 increase in legal expenses related to the UK subsidiary and a $6 increase in dues and subscriptions.

Research and development expenses decreased $80 for the three month period ended September 30, 2010 as compared to the same period in 2009.  The net decrease for the three month period ended September 30, 2010 was primarily the result of $68 decrease in compensation and related benefits due to a reduction in force, $15 decrease in professional fees, $11 decrease in travel and M&E, $7 decrease in minor equipment purchases, $7 decrease in purchased software offset by a $28 increase licenses and support.

Depreciation and amortization expense increased $19 for the three month period ended September 30, 2010 as compared to the same period in 2009.  The increase for the three months ended September 30, 2010 was primarily the result of the increase in building improvements in getting the new facility ready for operations and assets purchased during the latter part of 2009 offset by fully depreciated assets during 2010.

Operating expenses were $8,346 for the nine month period ended September 30, 2010 as compared to $7,986 for the same period in 2009.

General and administrative expenses increased $738 for the nine month period ended September 30, 2010 as compared to the same period in 2009.  The net increase for the nine month period ended September 30, 2010 was primarily the result of $17 increase in bank service charges, $511 increase in rent due to the accrual for straight line rent expense related to the new office building coupled with additional rent expense paid on the new office location, $72 increase in building R&M related to getting the plant ready for operations, $24 increase in business insurance, $113 increase in legal fees to defend the claim disclosed in Note 6, $41 increase in outside consulting services related to international sales, $53 increase in office supplies due to a credit in 2009, $94 increase in sales and use tax expense for accruals made for several sales and use tax audits currently in progress, $23 increase in shipping charges, $11 increase in dues and subscriptions and $35 increase in furniture rental for the new facility offset by $119 decrease in compensation and other related benefits, $10 decrease in bad debts expense, $5 decrease in property taxes, $90 decrease in professional fees due to monthly fees paid in 2009 to an equity firm that was not retained in 2010 as well as larger payments made to a management consulting firm in 2009 than 2010, $29 decrease in telephone expenses due to a company wide credit received and a $3 decrease in travel and M&E.

Sales and marketing expenses decreased $426 for the nine month period ended September 30, 2010 as compared to the same period in 2009.  The net decrease for the nine month period ended September 30, 2010 was primarily the result of $500 decrease in compensation and other related benefits due to Company reductions in force, $38 decrease in travel and M&E, offset by $21 increase in bad debts expense, $7 increase in late fees, $21 increase in legal incurred from the UK subsidiary, $32 increase in outside consulting services, $14 increase communications expense, $10 increase in advertising expense, $2 increase in education and training, $3 increase in dues and subscriptions and $2 increase in minor equipment purchases.

Research and development expenses increased $20 for the nine month period ended September 30, 2010 as compared to the same period in 2009.  The net increase for the nine month period ended September 30, 2010 was primarily the result of $37 decrease in compensation and other related benefits, $34 decrease in R&D expenses, offset by a $12 increase in professional fees, $15 increase in rents, $7 increase in purchased equipment less than $1.5, $15 increase in travel and M&E, $25 increase in outside consulting fee, $7 increase in equipment R&M and a $10 increase in software licenses and support.

Depreciation and amortization expense increased $28 for the nine month period ended September 30, 2010 as compared to the same period in 2009.  The increase for the nine months ended September 30, 2010 was primarily the result of the increase in building improvements getting the new facility ready for operations and assets purchased during the latter part of 2009 offset by fully depreciated assets during 2010.

Other Income (Expense)

Other expense was $269 for the three month period ended September 30, 2010 as compared to $353 of other expense for the same period in 2009 mainly due to a decrease in interest expense based on the line of credit and other fees.

Other expense was $2,597 for the nine month period ended September 30, 2010 as compared to $1,105 of other expense for the same period in 2009 primarily due to a $1,043 commitment of prior year wages and a $784 commitment to settle a claim, and a $281 decrease in interest expense related to less borrowings on the line of credit compared to 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2010 was $452, primarily the result of a decrease in net assets of $802, an increase of $2,666 in liabilities along with net loss and net non-cash income of $3,016.  The decrease in net assets of $802 was primarily due to a decrease in accounts receivables and inventory offset with increases in other assets and prepaid expenses.  The increase in liabilities of $2,666 was primarily due to an increase in accounts payable, accrued expenses and deferred revenues.  Net loss and non-cash income of $3,016 was primarily the result of the $3,426 net loss.

Net cash flows used in investing activities for the nine months ended September 30, 2010 was $147, primarily from acquisitions of property and equipment.

Net cash flows used in financing activities for the nine months ended September 30, 2010 was $570, primarily the result of repayments on the Company’s current debt.

As of September 30, 2010 the Company has cash and cash equivalents of $68 as compared to $339 as of December 31, 2009.  Working capital deficiency was $5,602 and $962 as of September 30, 2010 and December 31, 2009, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure under the caption “Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, in timely altering them to material information required to be included in the Company’s periodic SEC filings.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART  II – OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2010, the Company has not paid three of the required quarterly dividend payments on our Preferred Series B stock totaling $196 including 10% interest.

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

ITEM 6(a).              EXHIBITS

10.1	Lease Agreement dated September 10, 2010 between 1979 Marcus Avenue Associates, LLC “Landlord” and Teltronics, Inc. “Tenant” for property located at 1979 Marcus Avenue, Lake Success, New York.
10.2	Amendment Number Nine to Credit Agreement by and among Wells Fargo Capital Finance, Inc. formerly known as Wells Fargo Foothill, Inc. and Teltronics, Inc. dated November 15, 2010.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).               REPORTS ON FORM 8-K

One Report on Form 8-K was filed by the Company during the quarter ended September 30, 2010.

Date Filed	Item Reported On

August 17, 2010	Item 2.02: Results of Operations and Financial Condition
Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTRONICS, INC.

Dated: November 15, 2010	By:	/s/ Ewen R. Cameron Ewen R. Cameron President & Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Angela L. Marvin
Angela L. Marvin Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Lease Agreement dated September 10, 2010 between 1979 Marcus Avenue Associates, LLC “Landlord” and Teltronics, Inc. “Tenant” for property located at 1979 Marcus Avenue, Lake Success, New York.
10.2*	Amendment Number Nine to Credit Agreement by and among Wells Fargo Capital Finance, Inc. formerly known as Wells Fargo Foothill, Inc. and Teltronics, Inc. dated November 15, 2010.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
(*)	Filed as an Exhibit to this Report on Form 10-Q for the period ended September 30, 2010.